Form 10-Q
period 2019-03-31
Corteva, Inc.
filed 2019-05-31
CIK 1755672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38710
Corteva, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-4979096
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
974 Centre Road, Wilmington, Delaware 19805
(Address of Principal Executive Offices)

(302) 485-3000
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒*
* The registrant became subject to such requirement on May 7, 2019 and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTVA	New York Stock Exchange
The Registrant had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2019, all of which are held by DowDuPont Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

CORTEVA, INC.

The terms “Historical DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Explanatory Note
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015, to effect an all-stock merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical DuPont"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont completed, as of April 1, 2019 the separation of its materials science business (the “Dow Distribution”).
In connection with the Dow Distribution and the Corteva Distribution (defined below), DowDuPont formed two wholly-owned subsidiaries: Dow Inc. (“Dow”), to serve as a holding company for its materials science business, and Corteva, Inc., to serve as a holding company for its agriculture business. As a result of the Internal Reorganization (defined in Note 18 to the interim consolidated financial statements), on May 31, 2019 Historical DuPont will be contributed to Corteva, Inc. and Corteva, Inc. will own 100% of the outstanding common stock of Historical DuPont. Stockholders of Historical DuPont's preferred stock will continue to hold such shares following the Corteva Distribution. After the Corteva Distribution, Historical DuPont will remain a subsidiary of Corteva, Inc., will continue to be a reporting company and will comply with the requirements of the Exchange Act.
As of March 31, 2019, Corteva, Inc. had engaged in no business operations to date and had no assets or liabilities of any kind, other than those incident to its formation. Refer to Recent Developments within management’s discussion and analysis of financial condition and results of operations ("MD&A"), for further discussion of events occurring after March 31, 2019.
On June 1, 2019 (the “distribution date”), DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.), (“DuPont”) is expected to complete the previously announced separation of its agriculture business ("Corteva Distribution"). The separation is expected to be completed by way of a pro rata distribution of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc. (“Corteva”), a Delaware corporation and wholly owned subsidiary of DuPont, to holders of record of DuPont common stock as of the close of business on May 24, 2019 (the “record date”).
Historical DuPont has been determined to best represent the predecessor entity to Corteva. As such, the following unaudited interim Consolidated Financial Statements, Footnotes and MD&A presented below is that of Historical DuPont. The financial information and results of operations that are discussed relate to Historical DuPont (unless otherwise specifically stated). Consequently, the discussion relates to Historical DuPont as it is currently comprised, without giving effect to the Internal Reorganization and the other transactions that will occur in connection with the Dow and Corteva Distributions. The discussion in these sections therefore includes Historical DuPont’s materials science and specialty products businesses, and does not reflect Corteva as it will be constituted following the separation as a pure-play agriculture company. As a result, the discussion does not necessarily reflect the expected financial position, results of operations or cash flows of Corteva following the separation or what Corteva’s financial position, results of operations and cash flows would have been had Corteva been an independent, publicly traded company during the periods presented.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

(In millions)	Three Months Ended March 31,
	2019	2018
Net sales	$6,288	$6,699
Cost of goods sold	4,235	4,847
Research and development expense	355	382
Selling, general and administrative expenses	970	959
Amortization of intangibles	320	315
Restructuring and asset related charges - net	55	97
Integration and separation costs	405	255
Sundry income - net	157	47
Interest expense	56	80
Income (loss) from continuing operations before income taxes	49	(189)
(Benefit from) provision for income taxes on continuing operations	(40)	27
Income (loss) from continuing operations after income taxes	89	(216)
Loss from discontinued operations after income taxes	—	(5)
Net income (loss)	89	(221)
Net income attributable to noncontrolling interests	4	7
Net income (loss) attributable to Historical DuPont	$85	$(228)
See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)	Three Months Ended March 31,
	2019	2018
Net income (loss)	$89	$(221)
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(68)	957
Adjustments to pension benefit plans	(6)	4
Derivative instruments	1	11
Total other comprehensive (loss) income	(73)	972
Comprehensive income	16	751
Comprehensive income attributable to noncontrolling interests - net of tax	4	7
Comprehensive income attributable to Historical DuPont	$12	$744
See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$3,796	$4,466
Marketable securities	18	34
Accounts and notes receivable - net	6,768	5,534
Inventories	7,147	7,407
Other current assets	1,515	1,165
Total current assets	19,244	18,606
Investment in nonconsolidated affiliates	1,366	1,381
Property, plant and equipment - net of accumulated depreciation (March 31, 2019 - $2,111; December 31, 2018 - $1,720)	12,083	12,186
Goodwill	40,638	40,686
Other intangible assets	25,724	26,053
Deferred income taxes	306	303
Other assets	2,476	1,810
Total Assets	$101,837	$101,025
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,205	$2,160
Accounts payable	4,200	4,982
Income taxes payable	137	66
Accrued and other current liabilities	4,400	4,233
Total current liabilities	11,942	11,441
Long-Term Debt	6,320	5,812
Other Noncurrent Liabilities
Deferred income tax liabilities	5,164	5,381
Pension and other post employment benefits - noncurrent	6,524	6,683
Other noncurrent obligations	2,052	1,620
Total noncurrent liabilities	20,060	19,496
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2019 and December 31, 2018:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at March 31, 2019 and December 31, 2018 - 100	—	—
Additional paid-in capital	79,843	79,790
Accumulated deficit	(7,906)	(7,669)
Accumulated other comprehensive loss	(2,576)	(2,503)
Total Historical DuPont stockholders’ equity	69,600	69,857
Noncontrolling interests	235	231
Total equity	69,835	70,088
Total Liabilities and Equity	$101,837	$101,025
See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$89	$(221)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	678	647
(Benefit from) provision for deferred income tax	(233)	35
Net periodic pension benefit	(70)	(79)
Pension contributions	(50)	(70)
Net gain on sales of property, businesses, consolidated companies, and investments	(55)	(2)
Restructuring and asset related charges - net	55	97
Amortization of inventory step-up	205	703
Other net loss	72	258
Changes in operating assets and liabilities - net	(2,113)	(3,343)
Cash used for operating activities	(1,422)	(1,975)
Investing activities
Capital expenditures	(625)	(355)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	100	18
Purchases of investments	(16)	(201)
Proceeds from sales and maturities of investments	32	922
Other investing activities - net	(5)	(2)
Cash (used for) provided by investing activities	(514)	382
Financing activities
Change in short-term (less than 90 days) borrowings	815	(97)
Proceeds from issuance of long-term debt	1,000	253
Payments on long-term debt	(283)	(31)
Proceeds from exercise of stock options	35	45
Dividends paid to stockholders	(2)	(2)
Distributions to DowDuPont	(317)	(830)
Other financing activities	(22)	(32)
Cash provided by (used for) financing activities	1,226	(694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	108
Decrease in cash, cash equivalents and restricted cash	(690)	(2,179)
Cash, cash equivalents and restricted cash at beginning of period	4,966	7,808
Cash, cash equivalents and restricted cash at end of period	$4,276	$5,629
See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Inc (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$239	$74,727	$175	$(381)	$172	$74,932
Net income	—	—	(228)	—	7	(221)
Other comprehensive income	—	—	—	972	—	972
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)	—	—	(2)	—	—	(2)
Distributions to DowDuPont	—	—	(831)	—	—	(831)
Issuance of DowDuPont stock	—	45	—	—	—	45
Stock-based compensation	—	11	—	—	—	11
Other	—	—	5	—	55	60
Balance at March 31, 2018	$239	$74,783	$(881)	$591	$234	$74,966

(In millions)	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comp Loss	Non-controlling Interests	Total Equity
Balance at January 1, 2019	$239	$79,790	$(7,669)	$(2,503)	$231	$70,088
Net income	—	—	85	—	4	89
Other comprehensive loss	—	—	—	(73)	—	(73)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)	—	—	(2)	—	—	(2)
Distributions to DowDuPont	—	—	(317)	—	—	(317)
Issuance of DowDuPont stock	—	35	—	—	—	35
Stock-based compensation	—	18	—	—	—	18
Other	—	—	(3)	—	—	(3)
Balance at March 31, 2019	$239	$79,843	$(7,906)	$(2,576)	$235	$69,835
See Notes to the Consolidated Financial Statements beginning on page 8.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E.I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2018, collectively referred to as the “2018 Annual Report.”  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation and Basis of Presentation
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and Historical DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the U.S. Securities and Exchange Commission ("SEC") and approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations" and the transactions to accomplish the Intended Business Separations, the "separations").

On February 26, 2018, DowDuPont announced the corporate brand names that each company plans to assume once the Intended Business Separations occur. Materials science is called Dow, agriculture will be called CortevaTM Agriscience, and specialty products will be called DuPont.

Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of DowDuPont's common stock, par value $0.01 per share (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”). DowDuPont expects to complete the previously announced intended separation of its agriculture business into a separate and independent public company on June 1, 2019 by way of a distribution of Corteva, Inc., a Delaware corporation and wholly-owned subsidiary of DowDuPont (“Corteva”), through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share, to holders of DowDuPont Common Stock as of a record date to be set by DowDuPont’s Board of Directors (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”). Refer to Notes 3 and 18 for additional information.

Transactions between Historical DuPont and DowDuPont, Historical Dow and their affiliates and other associated companies are reflected in the Consolidated Financial Statements and disclosed as related party transactions when material. Related party transactions with Historical Dow and DowDuPont are included in Note 6.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC would acquire the crop protection business and R&D assets that Historical DuPont was required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction as described above, (the "Divested Ag Business") and Historical DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions").

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for the three months ended March 31, 2018. The comprehensive income and cash flows related to the Divested Ag Business have not

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been segregated and are included in the interim Consolidated Statements of Comprehensive Income and interim Condensed Consolidated Statements of Cash Flows, respectively, for the three months ended March 31, 2018. Amounts related to the Divested Ag Business are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 3 for additional information.

Significant Accounting Policies
The company has updated its leasing policy since the issuance of its 2018 Annual Report as a result of the adoption of ASU No. 2016-02, Leases (Topic 842) in the first quarter 2019. See Notes 2 and 11 for additional information. See Note 1, "Summary of Significant Accounting Policies," in the 2018 Annual Report for more information on Historical DuPont's other significant accounting policies.

Leases
The company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in other assets on the company’s Consolidated Balance Sheets. Operating lease liabilities are included in accrued and other current liabilities and other noncurrent obligations on the company’s Consolidated Balance Sheets. Finance lease assets are included in property, plant and equipment on the company’s Consolidated Balance Sheets. Finance lease liabilities are included in short-term borrowings and finance lease obligations and long-term debt on the company’s Consolidated Balance Sheets.

Operating lease ROU assets represent the company’s right to use an underlying asset for the lease term and lease liabilities represent the company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the company’s leases do not provide the lessor's implicit rate, the company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The company recognizes lease expense for these leases on a straight-line basis over the lease term.

The company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. In the Consolidated Statements of Operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from previous U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (Topic 606).

The company adopted this standard in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods are not restated and continue to be reported in accordance with historic accounting under ASC 840 (Leases). In addition, the company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. As an accounting policy election, the company chose to not apply the standard to certain existing land easements, excluded short-term leases (term of 12 months or less) from the balance sheet and will account for nonlease and lease components in a contract as a single component for all asset classes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impact of adoption to the company’s interim Condensed Consolidated Balance Sheet:

(In millions)	As Reported December 31, 2018	Effect of Adoption of ASU 2016-02	Updated January 1, 2019
Assets
Property, plant and equipment - net of accumulated depreciation	$12,186	$9	$12,195
Other assets	$1,810	$758	$2,568

Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,160	$1	$2,161
Accrued and other current liabilities	$4,233	$234	$4,467

Long-Term Debt	$5,812	$8	$5,820
Other noncurrent obligations	$1,620	$524	$2,144
The adoption of the new guidance did not have a material impact on the company's interim Consolidated Statement of Operations and had no impact on the interim Condensed Consolidated Statement of Cash Flows.

NOTE 3 - DIVESTITURES AND OTHER TRANSACTIONS

The Intended Business Separations
As discussed in the company’s 2018 Annual Report and in Note 1, DowDuPont announced its intent to pursue the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions. Refer to Note 18 for additional information on the Intended Business Separations and the separations.

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. These costs are recorded within integration and separation costs within the interim Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2019	2018
Integration and separation costs	$405	$255

Merger Remedy - Divested Ag Business
On March 31, 2017, the company and FMC entered into the FMC Transaction Agreement. Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business that Historical DuPont was required to divest in order to obtain EC approval of the Merger Transaction and Historical DuPont acquired the H&N Business. See further discussion of the FMC Transactions in Note 1. The sale of the Divested Ag Business met the criteria for discontinued operations and as such, earnings were included within loss from discontinued operations after income taxes for all periods presented.

For the three months ended March 31, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement, as discussed below, Chemours indemnifies Historical DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, Historical DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2019, the indemnification assets are $84 million within accounts and notes receivable - net and $289 million within other assets along with the corresponding liabilities of $84 million within accrued and other current liabilities and $289 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. See Note 13 for further discussion of the amendment to the Chemours Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

NOTE 4 - REVENUE

Revenue Recognition
Products
Substantially all of Historical DuPont's revenue is derived from product sales. Product sales consist of sales of Historical DuPont's products to supply manufacturers, distributors, and farmers. Historical DuPont considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year.

Licenses of Intellectual Property
Historical DuPont enters into licensing arrangements with customers under which it licenses its intellectual property, such as patents and trademarks. Revenue from the majority of intellectual property licenses is derived from sales-based royalties. The company estimates the expected amount of sales-based royalties based on historical sales by customer. Revenue for licensing agreements that contain sales-based royalties is recognized at the later of (i) when the subsequent sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated is satisfied.

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under agriculture product line contracts with customers where the company receives advance payments for products to be delivered in future periods. Historical DuPont classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced within the industrial biosciences product line. Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract Balances	March 31, 2019	December 31, 2018
(In millions)
Accounts and notes receivable - trade[1]	$5,619	$4,130
Contract assets - current[2]	$36	$48
Deferred revenue - current[3]	$2,033	$1,927
Deferred revenue - noncurrent[4]	$28	$30

1.	Included in accounts and notes receivable - net in the Consolidated Balance Sheets.

2.	Included in other current assets in the Consolidated Balance Sheets.

3.	Included in accrued and other current liabilities in the Consolidated Balance Sheets.

4.	Included in other noncurrent obligations in the Consolidated Balance Sheets.

The change in deferred revenue from December 31, 2018 to March 31, 2019 was substantially due to the receipt of customer prepayments under agriculture product line contracts, partially offset by agriculture seed deliveries to customers for the North America growing season, which were delayed due to weather conditions. Revenue recognized during the three months ended March 31, 2019 from amounts included in deferred revenue - current at the beginning of the period was approximately $460 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Effective with the Merger, Historical DuPont’s business activities are components of DowDuPont’s business operations. Historical DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Historical DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for Historical DuPont under ASC 280 “Segment Reporting” and Historical DuPont's business results are reported in this Form 10-Q as a single operating segment.

The company has one reportable segment with the following principal product lines: agriculture, packaging and specialty plastics, electronics and imaging, nutrition and health, industrial biosciences, transportation and advanced polymers, and safety and construction. The company believes disaggregation of revenue by principal product line best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows. Net sales by principal product line are included below:

	Three Months Ended March 31,
(In millions)	2019	2018
Agriculture	$2,108	$2,343
Packaging and Specialty Plastics	363	419
Electronics and Imaging	455	527
Nutrition and Health	1,014	1,024
Industrial Biosciences	376	406
Transportation and Advanced Polymers	1,071	1,121
Safety and Construction	899	855
Other	2	4
Total	$6,288	$6,699

Sales are attributed to geographic regions based on customer location. Net sales by geographic region are included below:

	Three Months Ended March 31,
(In millions)	2019	2018
U.S. & Canada	$2,250	$2,515
EMEA[1]	2,110	2,166
Asia Pacific	1,459	1,535
Latin America	469	483
Total	$6,288	$6,699

1.	Europe, Middle East, and Africa ("EMEA").

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, Historical DuPont expects to record total pre-tax restructuring charges of $695 million to $755 million, comprised of approximately $420 million to $440 million of severance and related benefits costs; $125 million to $145 million of costs related to contract terminations; and $150 million to $170 million of asset related charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The below is a summary of charges incurred related to the Synergy Program for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Severance and related benefit costs	$40	$68
Contract termination charges	—	29
Asset related charges	16	—
Total restructuring and asset related charges - net[1]	$56	$97

1.
The charge for the three months ended March 31, 2019 includes $55 million which was recognized in restructuring and asset related charges - net and $1 million which was recognized in sundry income - net in the company's Condensed Consolidated Statement of Operations.

Historical DuPont recorded pre-tax restructuring charges of $565 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $412 million, contract termination costs of $71 million, and asset write-downs and write-offs of $82 million. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

Historical DuPont account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Contract Termination Charges	Asset Related Charges	Total
Balance at December 31, 2018	$229	$18	$—	$247
Charges to income from continuing operations for the three months ended March 31, 2019	40	—	16	56
Payments	(43)	(7)	—	(50)
Asset write-offs	—	—	(15)	(15)
Balance at March 31, 2019	$226	$11	$1	$238

DowDuPont Agriculture Division Restructuring Program
The company expects to record total pre-tax charges of approximately $65 million, comprised of approximately $55 million of severance and related benefits costs; $8 million of asset related charges, and $2 million of costs related to contract terminations, related to the DowDuPont Agriculture Division Restructuring Program.

From inception-to-date, Historical DuPont has recorded total pre-tax restructuring charge of $62 million, comprised of $54 million of severance and related benefit costs and $8 million of asset related charges. For the three months ended March 31, 2019, Historical DuPont recorded a pre-tax charge of $3 million for asset related charges in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations. The company expects actions related to this program to be substantially complete by mid-2019.

Historical DuPont account balances and activity for the DowDuPont Agriculture Division Restructuring Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Total
Balance at December 31, 2018	$54	$—	$54
Charges to income from continuing operations for the three months ended March 31, 2019	—	3	3
Payments	(7)	—	(7)
Asset write-offs	—	(3)	(3)
Balance at March 31, 2019	$47	$—	$47

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RELATED PARTIES

Services Provided by and to Historical Dow and its affiliates
Following the Merger, Historical DuPont reports transactions with Historical Dow and its affiliates as related party transactions. Historical DuPont sells to and procures from Historical Dow and its affiliates certain feedstocks and raw materials that are consumed in each company's manufacturing process, as well as finished goods. Historical DuPont also provides to Historical Dow and its affiliates certain seed production and distribution services.  The following table presents amounts due to or due from Historical Dow and its affiliates at March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Accounts and notes receivable - net	$112	$201
Accounts payable	$201	$288

The table below presents revenue earned and expenses incurred in transactions with Historical Dow and its affiliates for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Net sales	$115	$44
Cost of goods sold	$109	$24

For the three months ended March 31, 2019 and 2018, respectively, purchases from Historical Dow and its affiliates were $106 million and $43 million, respectively. Historical DuPont also received transfers of certain feedstocks and energy from Historical Dow and its affiliates at cost which totaled $82 million and $79 million for the three months ended March 31, 2019 and 2018, respectively,

Transactions with DowDuPont
In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February 2019 and 2018, the Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019 and March 15, 2018, respectively. For the three months ended March 31, 2019 and 2018, Historical DuPont declared and paid distributions to DowDuPont of about $317 million and $830 million, respectively, primarily to fund a portion of DowDuPont's dividend payments for these periods, and, specific to 2018, to fund a portion of DowDuPont's share repurchases.

In addition, at March 31, 2019 and December 31, 2018, Historical DuPont had a payable to DowDuPont of $103 million included in accounts payable in the interim Condensed Consolidated Balance Sheets related to its estimated tax liability for the period beginning with the Merger through the date of the Dow Distribution, during which time the parties filed a consolidated US tax return. See Note 8 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income - Net	Three Months Ended March 31,
(In millions)	2019	2018
Interest income	$23	$28
Equity in earnings of affiliates - net	13	14
Net gain on sales of businesses and other assets[1]	55	2
Net exchange losses	(32)	(132)
Non-operating pension and other post employment benefit credit[2]	66	92
Miscellaneous income and expenses - net[3]	32	43
Sundry income - net	$157	$47

1.	The three months ended March 31, 2019 includes a gain on sale of assets within the electronics and imaging product line.

2.	Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, and amortization of unrecognized loss).

3.	Miscellaneous income and expenses - net, includes gains related to litigation settlements and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States ("U.S."), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in sundry income - net and the related tax impact is recorded in (benefit from) provision for income taxes on continuing operations in the interim Consolidated Statements of Operations.

(In millions)	Three Months Ended March 31,
	2019	2018
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange (losses) gains	$(23)	$49
Local tax benefits	—	32
Net after-tax impact from subsidiary exchange (losses) gains	$(23)	$81

Hedging Program Losses
Pre-tax exchange losses[1]	$(9)	$(181)
Tax benefits	2	42
Net after-tax impact from hedging program exchange losses	$(7)	$(139)

Total Exchange Losses
Pre-tax exchange losses	$(32)	$(132)
Tax benefits	2	74
Net after-tax exchange losses	$(30)	$(58)

1.	Includes a $50 million foreign exchange loss for the three months ended March 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the interim Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$3,796	$4,466
Restricted cash	480	500
Total cash, cash equivalents and restricted cash	$4,276	$4,966

Historical DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at March 31, 2019 and December 31, 2018 is related to the Trust.

NOTE 8 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At December 31, 2018, the company had completed its accounting for the tax effects of The Act.

•
As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. In the first quarter of 2018, the company recorded a $48 million charge to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the company's deferred tax balance.

•
In the first quarter of 2018, the company recognized a charge of $16 million to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations as a result of an indirect impact of the Act related to certain inventory.

Historical DuPont and its subsidiaries are included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year will be apportioned among the members of the consolidated group based on each member’s separate taxable income.  Historical DuPont and Historical Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the company's results of operations.

During the first and second quarters of 2019, in connection with the Intended Business Separations, the company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities. During the three months ended March 31, 2019, the company recorded tax expense of $13 million associated with these repatriation activities. Beyond these expected repatriations, the company is still asserting indefinite reinvestment related to certain investments in foreign subsidiaries.

During the three months ended March 31, 2019, the company recorded a tax benefit of $102 million related to an internal legal entity restructuring associated with the Intended Business Separations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	March 31, 2019	December 31, 2018
Finished products	$4,390	$4,204
Semi-finished products	1,338	1,769
Raw materials	523	481
Stores and supplies	385	441
Total	$6,636	$6,895
Adjustment of inventories to a last-in, first out ("LIFO") basis	511	512
Total inventories	$7,147	$7,407

As a result of the Merger, a fair value step-up of $3,840 million was recorded for inventories. Of this amount, $205 million and $641 million was recognized in cost of goods sold within income from continuing operations in the interim Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.

NOTE 10 - OTHER INTANGIBLE ASSETS

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,310	$(884)	$8,426	$9,325	$(744)	$8,581
Developed technology[1]	4,926	(735)	4,191	4,506	(628)	3,878
Trademarks/trade names	1,083	(135)	948	1,084	(114)	970
Favorable supply contracts	493	(136)	357	475	(111)	364
Microbial cell factories	384	(26)	358	386	(22)	364
Other[2]	376	(37)	339	377	(32)	345
Total other intangible assets with finite lives	16,572	(1,953)	14,619	16,153	(1,651)	14,502

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D1	100	—	100	545	—	545
Germplasm[3]	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	4,740	—	4,740	4,741	—	4,741
Total other intangible assets	11,105	—	11,105	11,551	—	11,551
Total	$27,677	$(1,953)	$25,724	$27,704	$(1,651)	$26,053

1.
During the first quarter of 2019, the company announced an expanded launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. As a result, the company reclassified the amounts from indefinite-lived IPR&D to developed technology.

2.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

3.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $320 million and $315 million for the three months ended March 31, 2019 and 2018, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2019 and each of the next five years is approximately $1,029 million, $1,270 million, $1,257 million, $1,235 million, $1,120 million and $1,044 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - LEASES

The company has operating and finance leases for real estate, airplanes, railcars, fleet, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of 1 year to 50 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability on the accompanying Consolidated Balance Sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. At March 31, 2019, the company has future maximum payments for residual value guarantees in operating leases of $46 million with final expirations through 2028. The company's lease agreements do not contain any material restrictive covenants.

The components of lease cost were as follows:

(In millions)	Three Months Ended March 31, 2019
Operating lease cost	54
Finance lease cost
Amortization of right-of-use assets	35
Interest on lease liabilities	1
Total finance lease cost	36
Short-term lease cost	5
Variable lease cost	4
Sublease income	(8)
Total lease cost	91

New leases entered into during the three months ended March 31, 2019 were not considered material. Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$20

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(In millions)	March 31, 2019
Operating Leases
Operating lease right-of-use assets[1]	$703
Current operating lease liabilities[2]	213
Noncurrent operating lease liabilities[3]	494
Total operating lease liabilities	$707

Finance Leases
Property, plant, and equipment, gross	152
Accumulated depreciation	(38)
Property, plant, and equipment, net	$114
Short-term borrowings and finance lease obligations	43
Long-Term Debt	83
Total finance lease liabilities	$126

1.	Included in other assets in the interim Condensed Consolidated Balance Sheet.

2.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheet.

3.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Historical DuPont utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.31
Finance leases	2.58
Weighted average discount rate
Operating leases	3.37%
Finance leases	3.25%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at March 31, 2019	Operating Leases	Finance Leases
(In millions)
2019	$184	$36
2020	171	30
2021	132	27
2022	107	27
2023	55	9
2024 and thereafter	129	6
Total lease payments	$778	$135
Less: Interest	71	9
Present value of lease liabilities	$707	$126

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
(In millions)
2019	$242
2020	128
2021	90
2022	66
2023	44
2024 and thereafter	85
Total	$655

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Repurchase Facility
In February 2019, the company entered into a new committed receivable repurchase facility of up to $1,300 million (the "2019 Repurchase Facility") which expires in December 2019. From time to time, the company and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2019 Repurchase Facility, Historical DuPont may sell a portfolio of available and eligible outstanding agriculture product line customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2019 Repurchase Facility is considered a secured borrowing with the customer notes receivable inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2019 Repurchase Facility have an interest rate of LIBOR + 0.75 percent.

As of March 31, 2019, $20 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2019 Repurchase Facility of $19 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

Term Loan and Revolving Credit Facilities
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (the "Term Loan Facility") under which Historical DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility were used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. At March 31, 2019, the company had made six term loan borrowings in an aggregate principal amount of $3,000 million and had unused commitments of $1,500 million under the Term Loan Facility. See Note 18 for further discussion on the repayment of the term loan in May 2019.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of March 31, 2019, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, and customers. At March 31, 2019 and December 31, 2018, the company had directly guaranteed $239 million and $259 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company assesses the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 7 percent of the $73 million of guaranteed obligations of customers. Set forth below are the company's guaranteed obligations at March 31, 2019.

The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at March 31, 2019	Final Expiration Year	Maximum Future Payments
(In millions)
Obligations for customers[1]:
Bank borrowings	2022	$73
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2019	166
Total guarantees		$239

1.
Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices.  Of the total maximum future payments, $72 million had terms less than a year.

2.	Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

Litigation
The company is subject to various legal proceedings arising out of the normal course of its current and former business operations, including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Although considerable uncertainty exists, management does not anticipate that the ultimate disposition of these matters will have a material adverse effect on the company's results of operations, consolidated financial position or liquidity.  However, the ultimate liabilities could be material to results of operations in the period recognized.

PFOA Liabilities
Historical DuPont is a party to legal proceedings relating to the use of PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) by its former Performance Chemicals segment, which separated from Historical DuPont in July 2015 through the spin-off of all the issued and outstanding stock of Chemours. While it is reasonably possible that the company could incur liabilities related to PFOA, any such liabilities are not expected to be material. As discussed in Note 3 and below, the company is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $22 million and an indemnification asset of $22 million at March 31, 2019, primarily related to testing drinking water in and around certain historic company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
Historical DuPont has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from Historical DuPont’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires Historical DuPont to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2019, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

The Leach settlement permits class members to pursue personal injury claims for six health conditions (and no others) that an expert panel appointed under the settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the expert panel reported its findings, approximately 3,550 personal injury lawsuits were filed in federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“MDL”). The MDL was settled in early 2017 for $670.7 million in cash, with Chemours and Historical DuPont (without indemnification from Chemours) each paying half.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At March 31, 2019, approximately 57 lawsuits were pending alleging personal injury, including kidney and testicular cancer, thyroid disease and ulcerative colitis, from exposure to PFOA through air or water, only 3 of which are not part of the MDL or were not otherwise filed on behalf of Leach class members.

Other PFOA Actions
Historical DuPont is a party to other PFOA lawsuits that do not involve claims for personal injury. Chemours, pursuant to the Chemours Separation Agreement, is defending and indemnifying, with reservation, the company in these lawsuits.

New York. Historical DuPont is a defendant in about 52 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that Historical DuPont and 3M supplied some of the materials used at these facilities. Historical DuPont is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and perfluorooctanesulfonic acid ("PFOS") contamination of the town’s well water.

New Jersey. At December 31, 2018, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against Historical DuPont alleging that PFOA from Historical DuPont’s former Chambers Works facility contaminated drinking water sources. The putative class action was dismissed without prejudice by the plaintiffs.

In late March of 2019, the New Jersey State Attorney General (the “NJAG”) filed four lawsuits against the company, Chemours, 3M and others alleging that former Historical DuPont operations at the Chambers Works, Pompton Lakes Works, Parlin and Repauno sites in New Jersey, caused damage to the State’s natural resources.  Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from per- and polyfluoroalkyl substances (“PFAS”). The lawsuit related to Parlin names an additional DowDuPont subsidiary. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against Historical DuPont alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants (“PFS”), including PFOA, in water supplies.

Alabama. Historical DuPont is one of more than thirty defendants in one lawsuit by a local water utility alleging contamination from perfluorinated chemicals and compounds (“PFCs”), including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant.

Ohio. Historical DuPont is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of perfluorinated chemicals, including PFOA, in their blood, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS, including PFOA, in water supplies.

Other. Dozens of cases have been filed against 3M and other defendants primarily alleging property damage from contamination in connection with the use of firefighting foams that contain PFOS.  At March 31, 2019, Historical DuPont was named in 4 of these cases. Historical DuPont did not make firefighting foam and has never made or supplied PFOS or products that contained PFOS.

Chemours Separation Agreement Amendment
As discussed in Note 3, concurrent with the MDL Settlement, Historical DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a five-year period that began on July 6, 2017. During that five-year period, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, Historical DuPont will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement.

There have been no charges incurred by Historical DuPont under this arrangement through March 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, the company introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX. In 2017, the facility became and continues to be the subject of inquiries and government investigations relating to the alleged discharge of GenX and certain similar compounds into the air and Cape Fear River.

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and documents related to these discharges. Historical DuPont was served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours, the company, or both.

At March 31, 2019, several actions are pending in federal court against Chemours and the company. One of these actions is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In addition, an action is pending in North Carolina state court on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

While it is reasonably possible that the company could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At March 31, 2019, Chemours, with reservations, is defending and indemnifying the company in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2019, the company had accrued obligations of $384 million for probable environmental remediation and restoration costs, including $54 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $790 million above the amount accrued at March 31, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

Pursuant to the Chemours Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $384 million, that have an estimated liability of $185 million as of March 31, 2019, and a potential exposure that ranges up to approximately $355 million above the amount accrued. As such, the company has recorded an indemnification asset of $185 million corresponding to the company’s accrual balance related to these matters at March 31, 2019, including $35 million related to the Superfund sites.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2018
Balance January 1, 2018	$(454)	$(2)	$128	$(53)	$(381)
Other comprehensive income before reclassifications	957	12	4	—	973
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	—	(1)
Net other comprehensive income	957	11	4	—	972
Balance March 31, 2018	$503	$9	$132	$(53)	$591

2019
Balance January 1, 2019	$(1,966)	$(26)	$(590)	$79	$(2,503)
Other comprehensive (loss) income before reclassifications	(68)	4	(7)	—	(71)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3)	1	—	(2)
Net other comprehensive (loss) income	(68)	1	(6)	—	(73)
Balance March 31, 2019	$(2,034)	$(25)	$(596)	$79	$(2,576)

1.
The cumulative translation adjustment gain for the three months ended March 31, 2018 was primarily driven by the weakening of the U.S. Dollar ("USD") against the European Euro ("EUR"), as well as the Danish Kroner. The cumulative translation adjustment loss for the three months ended March 31, 2019 was primarily driven by strengthening of the USD against the EUR and the Brazilian Real.

The tax expense on the net activity related to each component of other comprehensive loss was as follows:

(In millions)	Three Months Ended March 31,
	2019	2018
Derivative instruments	$(3)	$(4)
Pension benefit plans - net	(7)	(2)
Provision for income taxes related to other comprehensive loss items	$(10)	$(6)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended March 31,		Income Classification
	2019	2018
Derivative Instruments:	$(4)	$(1)	(1)
Tax expense	1	—	(2)
After-tax	$(3)	$(1)
Amortization of pension benefit plans:
Actuarial losses	1	—	(3)
Total before tax	$1	$—
Tax benefit	—	—	(2)
After-tax	$1	$—
Total reclassifications for the period, after-tax	$(2)	$(1)

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 15 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended March 31,
(In millions)	2019	2018
Defined Benefit Pension Plans:
Service cost	$19	$34
Interest cost	206	190
Expected return on plan assets	(296)	(303)
Amortization of unrecognized loss	1	—
Net periodic benefit credit	$(70)	$(79)
Other Post Employment Benefits:
Service cost	$2	$2
Interest cost	23	21
Net periodic benefit cost	$25	$23

NOTE 16 - FINANCIAL INSTRUMENTS

At March 31, 2019, the company had $2,750 million ($3,551 million at December 31, 2018) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $18 million ($34 million at December 31, 2018) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the Consolidated Balance Sheets.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The company has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The company has not designated any non-derivatives as hedging instruments.

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity contracts	$351	$525
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,442	$2,057
Commodity contracts	$125	$9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreign Currency Risk
The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments and cash flows.

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn, soybeans, soybean oil and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended March 31,
(In millions)	2019	2018
Beginning balance	$(26)	$(2)
Additions and revaluations of derivatives designated as cash flow hedges	4	12
Clearance of hedge results to earnings	(3)	(1)
Ending balance	$(25)	$9

At March 31, 2019, an after-tax net loss of $10 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans, soybean oil and soybean meal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Interim Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$58	$(16)	$42
Total asset derivatives		$58	$(16)	$42

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$17	$(14)	$3
Total liability derivatives		$17	$(14)	$3

		December 31, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Interim Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain Recognized in OCI[1] - Pre-Tax
	Three Months Ended March 31,
(In millions)	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$8	$16
Total derivatives designated as hedging instruments	8	16
Total derivatives	$8	$16

1.	OCI is defined as other comprehensive (loss) income.

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
(In millions)	Three Months Ended March 31,
	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$4	$1
Total derivatives designated as hedging instruments	4	1
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(9)	(181)
Commodity contracts[2]	7	(3)
Total derivatives not designated as hedging instruments	(2)	(184)
Total derivatives	$2	$(183)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in sundry income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 7 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

March 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$2,750
Marketable securities	18
Derivatives relating to:[2]
Foreign currency	58
Total assets at fair value	$2,826
Liabilities at fair value:
Long-term debt	$6,865
Derivatives relating to:[2]
Foreign currency	17
Total liabilities at fair value	$6,882

December 31, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$3,551
Marketable securities	34
Derivatives relating to:[2]
Foreign currency	72
Total assets at fair value	$3,657
Liabilities at fair value:
Long-term debt	$6,100
Derivatives relating to:[2]
Foreign currency	21
Total liabilities at fair value	$6,121

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 16 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - SUBSEQUENT EVENTS

Intended Business Separations
Prior to the Dow Distribution, Historical Dow conveyed or transferred the assets and liabilities aligned with Historical Dow’s agriculture business to separate legal entities (“DAS”) and the assets and liabilities associated with its specialty products business to separate legal entities (the “SP Entities”). On April 1, 2019, DAS and the SP Entities were transferred and conveyed to DowDuPont.

In furtherance of the Intended Business Separations, the company engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization”) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•
the assets and liabilities aligned with the company’s materials science business, including Historical DuPont’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“ECP”) were transferred or conveyed to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow;

•	the assets and liabilities aligned with the company’s specialty products business were transferred or conveyed to separate legal entities (“Specialty Products Entities”);

•	on April 1, 2019, Historical DuPont transferred and conveyed its Materials Science Entities to DowDuPont;

•	on May 1, 2019, Historical DuPont distributed its Special Products Entities to DowDuPont; and

•	on May 2, 2019, DowDuPont conveyed DAS to the company; in connection with the foregoing, the company issued additional shares of its Common Stock to DowDuPont.

As a result of the foregoing, at May 2, 2019, the company holds all or substantially all the assets and liabilities associated with DowDuPont’s combined agriculture business.

Beginning in the second quarter of 2019, ECP’s financial results for periods prior to April 1, 2019 will be reflected in Historical DuPont's Consolidated Financial Statements as a discontinued operation. Historical DuPont’s specialty products businesses financial results for periods prior to May 1, 2019, will also be reflected in the company’s Consolidated Financial Statements as a discontinued operation beginning in the second quarter of 2019.

The transfer or conveyance of DAS to Historical DuPont will be treated as a transfer of entities under common control. As such, Historical DuPont will record the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the "Effective Time of the Merger"). Beginning in the second quarter of 2019, Historical DuPont’s historical financial statements and related notes will be revised to include the historical balances of DAS as of September 1, 2017.

Separation Agreements
In connection with the Dow Distribution and the intended Corteva Distribution, DowDuPont has entered into or will enter into certain agreements that will effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among DowDuPont, Dow, and Corteva (together, the “Parties” and each a “Party”) , and provide a framework for DowDuPont’s relationship with Dow and Corteva following the separations and Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

•
Separation and Distribution Agreement - The Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Separation and Distribution Agreement").

•
Tax Matters Agreement - The Parties entered into an agreement that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur.

•
Intellectual Property Cross-License Agreements - Dow and Corteva entered into an Intellectual Property Cross-License Agreement (the “Dow-Corteva IP Cross-License Agreement”). The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

In connection with the intended Corteva Distribution, DowDuPont expects to enter into additional agreements, including an intellectual property cross-license agreement with Corteva. This agreement will set forth the terms and conditions under which DowDuPont and Corteva may use, in their respective businesses following the Corteva Distribution, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

Debt Redemptions/Repayments
On March 22, 2019, Historical DuPont issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

(in millions)	Amount
4.625% Notes due 2020	$474
3.625% Notes due 2021	296
4.250% Notes due 2021	163
2.800% Notes due 2023	381
6.500% Debentures due 2028	57
5.600% Senior Notes due 2036	42
4.900% Notes due 2041	48
4.150% Notes due 2043	69
Total	$1,530

The Make Whole Notes were redeemed on April 22, 2019 at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated.

On May 2, 2019 Historical DuPont terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In connection with the foregoing, Historical DuPont paid a total of $4.6 billion, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The company funded the payments with cash from operations and a related party revolving loan of $4.1 billion from Corteva, Inc. with an interest rate of 4.275%, repayable in 5 years. Corteva, Inc. funded its loan to the company with contributions from DowDuPont.

Historical DuPont anticipates the loss on the early extinguishment of debt to be approximately $18 million related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of Historical DuPont’s debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 7, 2019, DowDuPont publicly announced the record date in connection with the intended Corteva Distribution. In connection with such announcement, the company will be required to mail a notice of redemption to holders of the $1,250 million aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the “SMR Notes”) setting forth the date of redemption of the SMR Notes. The date of redemption will be on or before May 24, 2019. On the date of redemption, the company will be required to redeem all of the SMR Notes at a redemption price equal to 100% of the aggregate principal amount of the SMR Notes plus accrued and unpaid interest, if any, up to but excluding the date of redemption. Following the redemption, the SMR Notes will no longer be outstanding and will cease to bear interest and all rights of the holders of the SMR Notes will terminate. Historical DuPont believes the redemption will be funded with a draw down on the related party revolving loan from Corteva, however, the actual redemption could be funded through a combination of the related party loan and contributions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont Inc. (“DowDuPont”) completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”). DowDuPont expects to complete the previously announced intended separation of its agriculture business into a separate and independent public company on June 1, 2019 by way of a distribution of Corteva, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Corteva”), through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share, to holders of DowDuPont Common Stock as of a record date to be set by the Company’s Board of Directors (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Cautionary Statements About Forward-Looking Statements
This communication contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words.

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including statements about the intended Corteva Distribution. Forward-looking statements, including those related to DowDuPont’s ability to complete, or to make any filing or take any other action required to be taken to complete, the Corteva Distribution, are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements also involve risks and uncertainties, many of which that are beyond DowDuPont’s and Historical DuPont’s control. Some of the important factors that could cause Historical DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) ability and costs to achieve all the expected benefits from the Distributions; (ii) restrictions under intellectual property cross license agreements entered into or to be entered into in connection with the Corteva Distribution and the Dow Distribution; (iii) ability to receive third-party consents required under the Separation Agreement entered into in connection with the Corteva Distribution and the Dow Distribution; (iv) non-compete restrictions under the Separation Agreement entered into in connection with the Corteva Distribution and the Dow Distribution; (v) the incurrence of significant costs in connection with the separations and Distributions; (vi) risks outside the control of Historical DuPont which could impact the decision of the DowDuPont Board of Directors to proceed with the Corteva Distribution, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile foreign currency exchange rates, tax considerations, other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment and the requirement to redeem $12.7 billion of DowDuPont notes if the Corteva Distribution is abandoned or delayed beyond May 1, 2020; (vii) potential liability arising from fraudulent conveyance and similar laws in connection with the Corteva Distribution and/or the Dow Distribution; (viii) disruptions or business uncertainty, including from the Corteva Distribution, could adversely impact business or financial performance and the ability to retain and hire key personnel; (ix) potential inability to access the capital markets; and (x) risks to business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DowDuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DowDuPont’s intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks are and will be more fully discussed in Historical DuPont’s current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission, in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company’s consolidated financial condition, results of operations, credit rating or liquidity. The company assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

For further discussion of some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors in Corteva's information statement filed as Exhibit 99.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-38710) filed by Corteva with the Securities and Exchange Commission on May 6, 2019.

Recent Developments

Chemours Complaint
The Chemours Company filed a lawsuit, under seal, against E. I. du Pont de Nemours and Company, Corteva, Inc. and DowDuPont Inc. on May 13, 2019 related to the Separation Agreement (the "Chemours Separation Agreement") by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated June 26, 2015.  The defendants are committed to protecting their rights under the Chemours Separation Agreement.

Debt Redemption
On May 17, 2019, Historical DuPont redeemed $1,250 million 2.200% Notes due 2020 and $750 million Floating Rate Notes due 2020 (collectively, the “SMR Notes). Following the redemption, the SMR Notes were longer outstanding and ceased to bear interest and all rights of the holders of the SMR Notes were terminated.   Historical DuPont paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. Historical DuPont funded the payment with a contribution from DowDuPont.

DowDuPont Merger of Equals and the Intended Business Separations
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and Historical DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Merger Agreement, Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement.

As discussed in the company’s 2018 Annual Report, DowDuPont announced its intent to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont and customary closing conditions, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations" and the transactions to accomplish the Intended Business Separations, the “separations”). In connection with the separations, DowDuPont formed two wholly-owned subsidiaries: Dow Inc., to serve as a holding company for its materials science business, and Corteva, Inc., to serve as a holding company for its agriculture business. On April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a pro rata dividend in-kind of Dow Inc’s common stock to holders of record of DowDuPont common stock as of the end of business on March 21, 2019, (the “Dow Distribution”). Prior to the Dow Distribution, Historical Dow conveyed or transferred the assets and liabilities aligned with Historical Dow’s agriculture business to separate legal entities (the “DAS Legal Entities”) and the assets and liabilities associated with its specialty products business to separate legal entities (the “SP Entities”). On April 1, 2019, the DAS Legal Entities and the SP Entities were transferred and conveyed to DowDuPont.

DowDuPont expects to complete the previously announced intended separation of its agriculture business into a separate and independent public company on June 1, 2019 by way of a distribution of Corteva, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Corteva”), through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share, to holders of DowDuPont Common Stock as of a record date to be set by the Company’s Board of Directors, (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

In furtherance of the Intended Business Separations, the company engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization”) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•
the assets and liabilities aligned with the company’s materials science business, including Historical DuPont’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“ECP”) were transferred or conveyed to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow;

•	the assets and liabilities aligned with the company’s specialty products business were transferred or conveyed to separate legal entities (“Specialty Products Entities”);

•	on April 1, 2019, Historical DuPont transferred and conveyed its Materials Science Entities to DowDuPont;

•	on May 1, 2019, Historical DuPont distributed its Specialty Products Entities to DowDuPont; and

•	on May 2, 2019, DowDuPont conveyed DAS to the company; in connection with the foregoing, the company issued additional shares of its Common Stock to DowDuPont.

As a result of the foregoing, at May 2, 2019, the company holds all or substantially all the assets and liabilities associated with DowDuPont’s combined agriculture business.

Beginning in the second quarter of 2019, ECP’s financial results for periods prior to April 1, 2019 will be reflected in Historical DuPont's Consolidated Financial Statements as a discontinued operation. Historical DuPont’s specialty products businesses financial results for periods prior to May 1, 2019, will also be reflected in the company’s Consolidated Financial Statements as a discontinued operation beginning in the second quarter of 2019.

Second Quarter 2019 - Impairment
In connection with the Merger and the related accounting determination, Historical DuPont elected to apply push-down accounting and reflect in its financial statements the fair value of its assets and liabilities. As a result of the related acquisition method of accounting in connection with the Merger, Historical DuPont’s assets and liabilities were measured at fair value resulting in increases to the company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the company’s reporting units, and therefore could result in an impairment.

The distribution of the company’s Specialty Products Entities to DowDuPont (the “SP Distribution”) triggered a re-assessment of the recoverability of goodwill and the overall carrying value of the net assets in the disposal group within the SP Distribution.

The SP Distribution served as a triggering event requiring the company to perform an impairment analysis related to goodwill carried by its electronics and communications, protection solutions, nutrition and health, transportation and advanced polymers, industrial biosciences, and clean technologies reporting units. As a result of this analysis, the company determined that the fair value of its industrial biosciences reporting unit is below its carrying value resulting in an impairment charge. The revised financial projections of the industrial biosciences reporting unit reflect unfavorable market conditions, driven by slowed demand in the biomaterials business unit, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections.

The company continues to assess recoverability of goodwill and other assets in connection with the SP Distribution, the results of which are expected to be finalized during the second quarter of 2019. The company currently expects to record aggregate pre-tax, non-cash impairment charges estimated to be in the range of $800 million - $1,300 million primarily related to goodwill in the quarter ended June 30, 2019. The expected non-cash impairment charge will be recorded in income (loss) from discontinued operations after income taxes.

The transfer or conveyance of DAS to Historical DuPont will be treated as a transfer of entities under common control. As such, Historical DuPont will record the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the "Effective Time of the Merger"). Beginning in the second quarter of 2019, Historical DuPont’s historical financial statements and related notes will be revised to include the historical balances of DAS as of September 1, 2017.

Separation Agreements
In connection with the Dow Distribution and the intended Corteva Distribution, DowDuPont has entered into or will enter into certain agreements that will effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among DowDuPont, Dow, and Corteva (together, the “Parties” and each a “Party”) , and provide a framework for DowDuPont’s relationship with Dow and Corteva following the separations and Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

•
Separation and Distribution Agreement - The Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Separation and Distribution Agreement").

•
Tax Matters Agreement - The Parties entered into an agreement that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur.

•
Intellectual Property Cross-License Agreements - Dow and Corteva entered into an Intellectual Property Cross-License Agreement (the “Dow-Corteva IP Cross-License Agreement”). The Intellectual Property Cross-License Agreements set

forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

In connection with the intended Corteva Distribution, DowDuPont expects to enter into additional agreements, including an intellectual property cross-license agreement with Corteva. This agreement will set forth the terms and conditions under which DowDuPont and Corteva may use, in their respective businesses following the Corteva Distribution, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

Debt Redemption and Revolving Credit Facilities
On March 22, 2019, Historical DuPont issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

(in millions)	Amount
4.625% Notes due 2020	$474
3.625% Notes due 2021	296
4.250% Notes due 2021	163
2.800% Notes due 2023	381
6.500% Debentures due 2028	57
5.600% Senior Notes due 2036	42
4.900% Notes due 2041	48
4.150% Notes due 2043	69
Total	$1,530

The Make Whole Notes were redeemed on April 22, 2019 at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated.

On May 2, 2019 Historical DuPont terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In connection with the foregoing, Historical DuPont paid a total of $4.6 billion, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The company funded the payments with cash from operations and a related party revolving loan of $4.1 billion from Corteva, Inc. with an interest rate of 4.275%, repayable in 5 years. Corteva, Inc. funded its loan to the company with contributions from DowDuPont.

Historical DuPont anticipates the loss on the early extinguishment of debt to be approximately $18 million, primarily related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of Historical DuPont’s debt.

In November 2018, Historical DuPont entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). Availability of funds was subject to a number of conditions, including Corteva becoming a party to the 2018 Credit Revolving Facilities and the consummation of the separation and distribution of Corteva. On May 2, 2019, the 2018 Revolving Credit Facilities were amended, making the 2018 Revolving Credit Facilities available for Historical DuPont, effective May 2, 2019.  Corteva, Inc will become a party to the 2018 Revolving Credit Facilities upon the separation and distribution from DowDuPont.

On May 7, 2019, DowDuPont publicly announced the record date in connection with the intended Corteva Distribution. In connection with such announcement, the company will be required to mail a notice of redemption to holders of the $1,250 million aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the “SMR Notes”) setting forth the date of redemption of the SMR Notes. On the date of redemption, the company will be required to redeem all of the SMR Notes at a redemption price equal to 100% of the aggregate principal amount of the SMR Notes plus accrued and unpaid interest, if any, up to but excluding the date of redemption. Following the redemption, the SMR Notes will no longer be outstanding and will cease to bear interest and all rights of the holders of the SMR Notes will terminate.

Capacity Expansions Kapton®
In March 2019, DuPont announced plans to invest more than $200 million in its electronics and imaging product line to increase capacity for the manufacture of Kapton® film at its Circleville, Ohio site due to growing global demand.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, Historical DuPont expects to record total pre-tax restructuring charges of $695 million to $755 million, comprised of approximately $420 million to $440 million of severance and related benefits costs; $125 million to $145 million of costs related to contract terminations; and $150 million to $170 million of asset related charges. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

For the three months ended March 31, 2019, the company recorded a pre-tax charge of $56 million, of which $55 million was recognized in restructuring and asset related charges - net and $1 million was recognized in sundry income - net in the company's interim Consolidated Statements of Operations. The charge was comprised of severance and related benefit costs of $40 million and asset related charges of $16 million.

Future cash payments related to this program are anticipated to be approximately $300 million to $350 million, primarily related to the payment of severance and related benefits, lease termination costs, and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.6 billion associated with the Merger Transaction.

Selected Financial Data

	Three Months Ended March 31,
In millions	2019	2018
Net sales	$6,288	$6,699

Cost of goods sold	$4,235	$4,847
Percent of net sales	67.4%	72.4%

Research and development expenses	$355	$382
Percent of net sales	5.6%	5.7%

Selling, general and administrative expenses	$970	$959
Percent of net sales	15.4%	14.3%

Effective tax rate on continuing operations	(81.6)%	(14.3)%

Net income (loss)	$89	$(221)

Results of Operations

Net Sales
Net sales were $6.3 billion and $6.7 billion for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily driven by volume declines in North America and Asia Pacific, principally in the agriculture and transportation and advanced polymers product lines, respectively. Sales also decreased in EMEA driven primarily by unfavorable currency impacts from the Euro. These decreases were partially offset by local pricing gains across all regions.

	Three Months Ended March 31,
	2019		2018
	Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$6.3	100.0	$6.7	100
U.S. & Canada	2.2	35.0	2.5	38
Europe, Middle East & Africa ("EMEA")	2.1	33.0	2.2	32
Asia Pacific	1.5	24.0	1.5	23
Latin America	0.5	8.0	0.5	7

Cost of Goods Sold ("COGS")
COGS was $4.2 billion and $4.8 billion for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily driven by the amortization of the inventory step-up of $205 million for the three months ended March 31, 2019 compared with $703 million for the three months ended March 31, 2018.

COGS as a percentage of net sales was 67 percent and 72 percent for the three months ended March 31, 2019 and 2018, respectively. The amortization of inventory step-up was 3 percent and 10 percent of net sales for the three months ended March 31, 2019 and 2018, respectively. The remaining COGS change as a percentage of net sales for the three months ended March 31, 2019 was primarily related to higher input and raw material costs, primarily in the agriculture, nutrition and health, and safety and construction product lines.

Research and Development Expense
R&D expense was $355 million and $382 million for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily driven by cost synergies and a decrease in R&D expense for the agriculture product line.

R&D as a percentage of net sales was 6 percent for the three months ended March 31, 2019 and 2018.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $970 million and $959 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily driven by higher performance-based compensation and the settlement of a legal matter in the agriculture product line. These increases were largely offset by cost synergies and favorable currency impacts in the agriculture product line.

SG&A as a percentage of net sales was 15 percent and 14 percent for the three months ended March 31, 2019 and 2018, respectively.

Amortization of Intangibles
Intangible asset amortization was $320 million and $315 million for the three months ended March 31, 2019 and 2018, respectively. See Note 10 to the interim Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $55 million and $97 million for the three months ended March 31, 2019 and 2018, respectively. The charges in the first quarter of 2019 related to a $55 million charge related to DowDuPont Cost Synergy Program, a $3 million charge related to the DowDuPont Agriculture Division Restructuring Program, and a ($3) million benefit from reversals of prior programs. The charges in the first quarter of 2018 related to the DowDuPont Cost Synergy Program.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $405 million and $255 million for the three months ended March 31, 2019 and 2018, respectively. These costs primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. The company expects Integration and separation costs to continue to be significant in 2019.

Sundry Income - Net
Sundry income - net was $157 million and $47 million for the three months ended March 31, 2019 and 2018, respectively. The three months ended March 31, 2019 included a gain on sale of assets within the electronics and imaging product line, non-operating pension and other post employment benefit credit of $66 million, and interest income of $23 million offset by exchange losses of $32 million. The three months ended March 31, 2018 included exchange losses of $132 million, partially offset by a non-operating pension and other post employment benefit credit of $92 million and interest income of $28 million. The non-operating pension benefit in the first quarter of 2018 was a result of the absence of the amortization of net losses from accumulated other comprehensive loss.

See Note 7 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $56 million and $80 million for the three months ended March 31, 2019 and 2018, respectively. The change was primarily driven by lower debt balances during the first quarter of 2019 compared to the first quarter of 2018.

(Benefit from) Provision for Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(40) million for the first quarter of 2019 on pre-tax income from continuing operations of $49 million, resulting in an effective tax rate of (81.6) percent.  The effective tax rate was favorably impacted by a benefit of $102 million related to an internal legal entity restructuring associated with the Intended Business Separations. The effective tax rate was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in Historical DuPont’s inventories as a result of the Merger as well as the impact of integration and separation costs.

The company’s provision for income taxes on continuing operations was $27 million for the first quarter 2018 on a pre-tax loss from continuing operations of $189 million, resulting in an effective tax rate of (14.3) percent. The effective tax rate was favorably impacted by the tax impact of certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions. The effective tax rate was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in Historical DuPont’s inventories as a result of the Merger, in addition to an incremental net provisional charge of $48 million associated with the enactment of Tax Cuts and Jobs Act (“The Act”).

Recent Accounting Pronouncements
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2018 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2019.

(Dollars in millions)	March 31, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$3,814	$4,500
Total debt	9,525	7,972

The company's cash, cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 were $3.8 billion and $4.5 billion, respectively. The decrease of approximately $0.7 billion was primarily due to funding the company’s seasonal working capital needs, capital expenditures and distributions to DowDuPont.

Total debt at March 31, 2019 and December 31, 2018 was $9.5 billion and $8.0 billion, respectively. The increase was primarily due to increased borrowings from commercial paper and new borrowings under the Term Loan Facility, described below, partially offset by the maturity of debt. The increase in debt was used primarily to fund seasonal working capital needs, capital expenditures and distributions to DowDuPont.

The company believes its ability to generate cash from operations and to access capital markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, debt maturities in the ordinary course, pension obligations as well as distributions and other transfers to DowDuPont. Historical DuPont’s current strong financial position, liquidity and credit ratings continue to provide access as needed to the capital markets. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing, committed receivable repurchase facilities and asset sales.

The company had access to approximately $6.3 billion and $6.1 billion in committed and uncommitted unused credit lines at March 31, 2019 and December 31, 2018, respectively. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding a portion of DowDuPont's costs and expenses.

Debt Redemptions/Repayments
On March 22, 2019, Historical DuPont issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

(in millions)	Amount
4.625% Notes due 2020	$474
3.625% Notes due 2021	296
4.250% Notes due 2021	163
2.800% Notes due 2023	381
6.500% Debentures due 2028	57
5.600% Senior Notes due 2036	42
4.900% Notes due 2041	48
4.150% Notes due 2043	69
Total	$1,530

The Make Whole Notes were redeemed on April 22, 2019 at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated. For further information on the Make Whole Notes, see Note 18 to the interim Consolidated Financial Statements and Recent Developments.

The company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations affecting manufacturing plants, mineral producing properties or research facilities located in the U.S. and the consolidated subsidiaries owning such plants, properties and facilities subject to certain limitations. The outstanding long-term debt also contains customary default provisions. In addition, the company will be required to redeem all of the Notes associated with $1.25 billion of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020, at a redemption price equal to 100 percent of the aggregate principal amount plus any accrued and unpaid interest upon the announcement of the record date for the separation of either the agriculture or specialty products business, or the entry into an agreement to sell all or substantially all of the assets of either business to a third party. On May 7, 2019, DowDuPont publicly announced the record date in connection with the intended Corteva Distribution. For further information on the record date announcement and required notice of redemption, see Note 18 to the interim Consolidated Financial Statements and Recent Developments.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which Historical DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility were used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. At March 31, 2019, the company had made six term loan borrowings in an aggregate principal amount of $3 billion and had unused commitments of $1.5 billion under the Term Loan Facility. On May 2, 2019 Historical DuPont terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019. For further information on the termination of the Term Loan Facility, see Note 18 to the interim Consolidated Financial Statements and Recent Developments.

The Term Loan Facility and the revolving credit facility (the "Facilities") contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to Historical DuPont’s long-term public debt. The Facilities contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for Historical DuPont and its consolidated subsidiaries not exceed 0.6667. At March 31, 2019, the company was in compliance with this financial covenant.

In November 2018, Historical DuPont entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). Availability of funds was subject to a number of conditions, including Corteva becoming a party to the 2018 Credit Revolving Facilities and the consummation of the separation and distribution of Corteva. On May 2, 2019, the 2018 Revolving Credit Facilities were amended, making the 2018 Revolving Credit Facilities available for Historical DuPont, effective May 2, 2019.  Corteva, Inc will become a party to the 2018 Revolving Credit Facilities upon the separation and distribution from DowDuPont. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to Historical DuPont’s existing term loan and revolving credit facilities. The 2018 Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for the company and its consolidated subsidiaries not exceed 0.60.

In February 2019, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2019 Repurchase Facility") which expires in December 2019. From time to time, the company and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2019 Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 12 to the interim Consolidated Financial Statements.

The company's cash, cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 were $3.8 billion and $4.5 billion, respectively, of which $3.3 billion at March 31, 2019 and $3.9 billion at December 31, 2018 was held by subsidiaries in foreign countries, including United States territories.

The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company (see Note 8 to the interim Consolidated Financial Statements for further details of The Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The company has the ability to repatriate additional funds to the US, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation. During the first and second quarters of 2019, in connection with the Intended Business Separations, the company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities. During the three months ended March 31, 2019, the company recorded tax expense of $13 million associated with these repatriation activities.

Summary of Cash Flows
Cash used for operating activities was $1,422 million for the three months ended March 31, 2019 compared to $1,975 million for the three months ended March 31, 2018. The change was primarily due to lower tax payments and higher prepayments from customer contracts.

Cash used for investing activities was $514 million for the three months ended March 31, 2019 compared to $382 million provided by investing activities for the three months ended March 31, 2018. The change was primarily due to lower net maturities of marketable securities, as well as higher capital expenditures.

Cash provided by financing activities was $1,226 million for the three months ended March 31, 2019 and $694 million used for financing activities for the three months ended March 31, 2018. The change was primarily due to a net increase in borrowings, as well as decreased distributions to DowDuPont.

As of the consummation of the Merger, shares of Historical DuPont common stock held publicly were redeemed and Historical DuPont's common stock is owned solely by DowDuPont. Historical DuPont's preferred stock remains issued and outstanding, and Historical DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity. Dividend payments to shareholders of Historical DuPont preferred stock totaled $2 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, Historical DuPont declared and paid distributions to DowDuPont of $317 million, primarily to fund a portion of DowDuPont’s first quarter dividend payment.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2018 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 13 to the interim Consolidated Financial Statements.

Critical Accounting Estimates
The company's significant accounting policies are more fully described in Note 1 in the company's 2018 Annual Report. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

Valuation of Assets and Impairment Considerations
As a result of the Merger and related acquisition method of accounting, Historical DuPont’s assets and liabilities were measured at fair value, and any declines in the projected cash flows could have a material, negative impact on the fair value of the company’s reporting units and assets, and therefore could result in an impairment.

As a result of the Internal Reorganization, in the second quarter of 2019, Historical DuPont will assess the recoverability of the goodwill within the electronics and communications, protection solutions, nutrition and health, transportation and advanced polymers, packaging and specialty plastics, industrial biosciences, and clean technologies reporting units, and the overall carrying value of the net assets in the disposal group that was distributed to DowDuPont on May 1, 2019 (the “SP Distribution”). Additionally, in connection with Internal Reorganizations and the Corteva Distribution, in the second quarter of 2019, Historical DuPont will reorganize its reporting structure to align with that of Corteva and will re-allocate goodwill to the new reporting units (the “Corteva Segment Realignment”). Historical DuPont will assess the recoverability of the goodwill in the reporting unit identified both before and after the reorganization of the reporting structure.

Certain of Historical DuPont’s reporting units, industrial biosciences, electronics and imaging, and clean technologies, are at higher risk for impairment given recent unfavorable conditions in certain markets and the small margin of their respective fair values over their respective carrying values as of the date of the company’s last annual impairment test. Recent unfavorable market conditions slowed demand in biomaterials within industrial biosciences and electronics and imaging is being impacted by softness in photovoltaics and advanced materials. These legacy specialty products product lines will be reflected in Historical DuPont’s Consolidated Financial Statements as a discontinued operation beginning in the second quarter 2019.

The company will assemble and review updated financial projections, including any changes to key assumptions, in connection with the SP Distribution and Corteva Segment Realignment. In connection with this activity, the outcome of which is not currently known, it is possible that non-cash impairment charges could be recorded in second quarter 2019. There can be no assurance that such charges, if any, would not be material to the company.

The company’s goodwill and indefinite-lived intangibles by reporting unit at March 31, 2019 is shown below (in millions):

Reporting Unit	Goodwill	Indefinite-Lived Intangible Assets
Agriculture	$8,859	$8,237
Electronics and Imaging	4,058	480
Protection Solutions	5,496	260
Nutrition and Health	8,726	1,420
Transportation and Advanced Polymers	6,354	310
Packaging and Specialty Plastics	3,584	—
Industrial Biosciences	3,100	398
Clean Technologies	461	—
Total	$40,638	$11,105

For further detailed information related to valuation of assets and impairment considerations, see the company’s 2018 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2018 can be found in the company's 2018 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. With the exception of increased borrowings under the Term Loan Facility, in the first quarter of 2019, there have been no material changes in the company's contractual obligations since December 31, 2018. See Note 12 to the interim Consolidated Financial Statements for further discussion of the company's Term Loan Facility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES

a)        Evaluation of Disclosure Controls and Procedures

Corteva, Inc. maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in Corteva's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2019, Corteva's Chief Executive Officer ("CEO")" and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Corteva's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in Corteva's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Corteva's internal control over financial reporting.

In connection with the separations and intended Corteva Distribution, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been or will be replicated, transferred or separated. Corteva continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 13 to the interim Consolidated Financial Statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 13 to the interim Consolidated Financial Statements under the heading PFOA.

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. Historical DuPont has been served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. Additional information related to this matter is included in Note 13 to the interim Consolidated Financial Statements under the heading Fayetteville Works Facility, North Carolina.

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at Historical DuPont's La Porte, Texas, facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. Historical DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and criminal penalties against Historical DuPont.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. Historical DuPont, the EPA and the DOJ began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, Historical DuPont began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions continue.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana.  Historical DuPont sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the EPA, the DOJ, the Louisiana Department of Environmental Quality ("LDEQ"), Historical DuPont and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue.

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive and Notice to Insurers to a number of companies, including Chemours, DowDuPont and certain DowDuPont subsidiaries including the company. Allegations against the company relate to former operations of Historical DuPont involving poly- and perfluoroalkyl substances, (“PFAS”), including PFOA and PFOA- replacement products. The NJDEP seeks past and future costs of investigating, monitoring, testing, treating, and remediating New Jersey’s drinking water and waste systems, private drinking water wells and natural resources including groundwater, surface water, soil, sediments and biota. The Directive seeks certain information as to future costs and information related to the historic uses of PFAS and replacement chemicals including “information ranging from use and discharge of the chemicals through wastewater treatment plants, air emissions, and sales of products containing the chemicals to current development, manufacture, use and release of newer chemicals in the state.”

Chemours has agreed, with reservations, to defend and indemnify the company in this matter.

New Jersey Directive Pompton Lakes
On March 27, 2019, the NJDEP issued a Directive and Notice to Insurers for Natural Resource Damages at Pompton Lakes facility in New Jersey.  The directive was issued to the company and Chemours and it alleges that former operations at the facility by Historical DuPont have caused contamination and damage to surface and ground water, soils and sediments on and off the facility. The NJDEP is seeking $125,000 as reimbursement for the preparation of a natural resource damage assessment.  Depending on the results of such assessment, the parties are notified that they may be required to pay for the restoration and replacement of any damage to such natural resources.

Chemours has agreed, with reservations, to defend and indemnify the company in this matter.

Item 1A. RISK FACTORS

Corteva participates in an industry that is highly competitive and has undergone consolidation, which could increase competitive pressures.
Corteva currently faces significant competition in the markets in which it operates. In most segments of the market, the number of products available to the grower is steadily increasing as new products are introduced. At the same time, certain products are coming off patent and are thus available to generic manufacturers for production and commercialization. Additionally, data analytic tools and web-based new direct purchase models offer increased transparency and comparability, which creates price pressures. Corteva cannot predict the pricing or promotional actions of its competitors. Aggressive marketing or pricing by Corteva’s competitors could adversely affect Corteva’s business, results of operations and financial conditions. As a result, Corteva anticipates that it will continue to face significant competitive challenges.

The successful development and commercialization of Corteva’s pipeline products will be necessary for Corteva’s growth.
Corteva uses advanced breeding technologies to produce hybrids and varieties with superior performance in farmers’ fields, and uses biotechnology to introduce traits that enhance specific characteristics of its crops. Corteva also uses advanced analytics, software tools, mobile communications and new planting and monitoring equipment to provide agronomic recommendations to growers. Additionally, Corteva conducts research into biological and chemical products to protect farmers’ crops from pests and diseases and enhance plant productivity.

New product concepts may be abandoned for many reasons, including greater anticipated development costs, technical difficulties, lack of efficacy, regulatory obstacles or inability to market under regulatory frameworks, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of active ingredient development or discovery, breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the chemicals, genes and germplasm Corteva tests is selected for commercialization. Furthermore, the length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. In countries where biotech traits are not approved for widespread use, Corteva’s seed sales depend on the quality of its germplasm.

Speed in discovering, developing, protecting and responding to new technologies, including new technology-based distribution channels that could facilitate Corteva’s ability to engage with customers and end users, and bringing related products to market is a significant competitive advantage. Commercial success frequently depends on being the first company to the market, and many of Corteva’s competitors are also making considerable investments in similar new biotechnology products, improved germplasm products, biological and chemical products and agronomic recommendation products.

Corteva may not be able to obtain or maintain the necessary regulatory approvals for some of its products, including its seed and crop protection products, which could restrict its ability to sell those products in some markets.
Regulatory and legislative requirements affect the development, manufacture and distribution of Corteva’s products, including the testing and planting of seeds containing Corteva’s biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm Corteva’s sales and profitability.

Seed products incorporating biotechnology derived traits and crop protection products must be extensively tested for safety, efficacy and environmental impact before they can be registered for production, use, sale or commercialization in a given market. In certain jurisdictions, Corteva must periodically renew its approvals for both biotechnology and crop protection products, which typically require Corteva to demonstrate compliance with then-current standards which generally are more stringent since the prior registration. The regulatory approvals process is lengthy, costly, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. The regulatory approvals process for products that incorporate novel modes of action or new technologies can be particularly unpredictable and uncertain due to the then-current state of regulatory guidelines and objectives, as well as governmental policy considerations and non-governmental organization and other stakeholder considerations.

Furthermore, the detection of biotechnology traits or chemical residues from a crop protection product not approved in the country in which Corteva sells or cultivates its product, or in a country to which Corteva imports its product, may affect Corteva’s ability to supply its products or export its products, or even result in crop destruction, product recalls or trade disruption, which could result in lawsuits and termination of licenses related to biotechnology traits and raw material supply agreements. Delays in obtaining regulatory approvals to import, including those related to the importation of crops grown from seeds containing certain traits or treated with specific chemicals, may influence the rate of adoption of new products in globally traded crops.

Additionally, the regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new and existing technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. In addition, Corteva has seen an increase in recent years in the number of lawsuits filed by those who identify themselves as public or environmental interest groups seeking to invalidate pesticide product registrations and/or challenge the way federal or state governmental entities apply the rules and regulations governing pesticide produce use. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance. Responding to these changes and meeting existing and new requirements may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on Corteva’s ability to produce and sell some current and future products.

Enforcing Corteva’s intellectual property rights, or defending against intellectual property claims asserted by others, could adversely affect Corteva’s business, results of operations and financial condition.
Intellectual property rights, including patents, plant variety protection, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to Corteva’s business. Corteva endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, Corteva may be unable to obtain protection for its intellectual property in key jurisdictions. Further, changes in government policies and regulations, including changes made in reaction to pressure from non-governmental organizations, or the public generally, could impact the extent of intellectual property protection afforded by such jurisdictions.

Corteva has designed and implemented internal controls to restrict use of, access to and distribution of its intellectual property. Despite these precautions, Corteva’s intellectual property is vulnerable to infringement, misappropriation and other unauthorized access, including through employee or licensee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, Corteva reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating.

Competitors are increasingly challenging intellectual property positions and the outcomes can be highly uncertain. Third parties may claim Corteva’s products violate their intellectual property rights. Defending such claims, even those without merit, could be time-consuming and expensive. In addition, any such claim could result in Corteva’s having to enter into license agreements, develop non-infringing products or engage in litigation that could be costly. If challenges are resolved adversely, it could negatively impact Corteva’s ability to obtain licenses on competitive terms, develop and commercialize new products and generate sales from existing products.

In addition, because of the rapid pace of technological change, the confidentiality of patent applications in some jurisdictions and/or the uncertainty in predicting the outcome of complex proceedings relating to ownership and the scope of patents relating to certain emerging technologies, competitors may be issued patents related to Corteva’s business unexpectedly. These patents could reduce the value of Corteva’s commercial or pipeline products or, to the extent they cover key technologies on which Corteva has relied, require Corteva to seek to obtain licenses (and Corteva cannot ensure it would be able to obtain such a license on acceptable terms) or cease using the technology, no matter how valuable to Corteva’s business.

Legislation and jurisprudence on patent protection is evolving and changes in laws could affect Corteva’s ability to obtain or maintain patent protection for, and otherwise enforce Corteva’s patents related to, its products.

Corteva’s business may be adversely affected by competition from manufacturers of generic products.
Competition from manufacturers of generic products is a challenge for Corteva’s branded products around the world, and the loss or expiration of intellectual property rights can have a significant adverse effect on Corteva’s revenues. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, upon the loss or expiration of patent protection for one of Corteva’s products or of a product that Corteva licenses, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of Corteva’s patented products or of a product that Corteva licenses, Corteva can lose a major portion of revenues for that product, which can adversely affect Corteva’s business.

Corteva is dependent on its relationships or contracts with third parties with respect to certain of its raw materials or licenses and commercialization.
Corteva is dependent on third parties in the research, development and commercialization of its products and enters into transactions including, but not limited to, supply agreements and licensing agreements in connection with Corteva’s business. The majority of Corteva’s corn hybrids and soybean varieties sold to customers contain biotechnology traits that Corteva licenses from third parties under long-term licenses. If Corteva loses its rights under such licenses, it could negatively impact Corteva’s ability to obtain future licenses on competitive terms, commercialize new products and generate sales from existing products. To maintain such licenses, Corteva may elect to out-license its technology, including germplasm. There can be no guarantee that such out-licensing will not ultimately strengthen Corteva’s competition thereby adversely impacting Corteva’s results of operations.

While Corteva relies heavily on third parties for multiple aspects of its business and commercialization activities, Corteva does not control many aspects of such third parties’ activities. Third parties may not complete activities on schedule or in accordance with Corteva’s expectations. Failure by one or more of these third parties to meet their contractual or other obligations to Corteva or to comply with applicable laws or regulations, or any disruption in the relationship between Corteva and one or more of these third parties could delay or prevent the development, approval or commercialization of Corteva’s products and could also result in non-compliance or reputational harm, all with potential negative implications for Corteva’s business.

In addition, Corteva’s agreements with third parties may obligate it to meet certain contractual or other obligations to third parties. For example, Corteva may be obligated to meet certain thresholds or abide by certain boundary conditions. If Corteva were to fail to meet such obligations to the third parties, its relationship with such third parties may be disrupted. Such a disruption could negatively impact certain of Corteva’s licenses on which it depends, could cause reputational harm, and could negatively affect Corteva’s business, results of operations and financial condition.

The costs of complying with evolving regulatory requirements could negatively impact Corteva’s business, results of operations and financial condition. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
Corteva is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, waste water discharges, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and the use of genetically modified seeds and crop protection active ingredients by growers.

Environmental and health and safety laws, regulations and standards expose Corteva to the risk of substantial costs and liabilities, including liabilities associated with Corteva’s business and the discontinued and divested businesses and operations of Historical DuPont. As is typical for businesses like Corteva’s, soil and groundwater contamination has occurred in the past at certain sites and may be identified at other sites in the future. Disposal of waste from Corteva’s business at off-site locations also exposes it to potential remediation costs. Consistent with past practice, Corteva is continuing to monitor, investigate and remediate soil and groundwater contamination at several of these sites.

Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt Corteva’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities, which may be materially higher than Corteva’s accruals.

The degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products and technologies can affect Corteva’s sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.
Concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products in general, their potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment, reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These include concerns and claims that increased use of crop protection products, drift, inversion, volatilization and the use of biotechnology traits meant to reduce the resistance of weeds or pests to control by crop protection products, could increase or accelerate such resistance and otherwise negatively impact health and the environment. These and other concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation, termination of raw material supply agreements and legal claims. These and other concerns could also influence public perceptions, the viability or continued sales of certain of Corteva’s products, Corteva’s reputation and the cost to comply with regulations. As a result, such concerns could adversely affect Corteva’s business, results of operations, financial condition and cash flows.

Changes in agricultural and related policies of governments and international organizations may prove unfavorable.
In many markets there are various pressures to reduce government subsidies to farmers, which may inhibit the growth in these markets of products used in agriculture. In addition, government programs that create incentives for farmers (for example, the U.S. Renewable Fuel Standard) may be modified or discontinued. However, it is difficult to predict accurately whether, and if so when, such changes will occur. Corteva expects that the policies of governments and international organizations will continue to affect the planting choices made by growers as well as the income available to growers to purchase products used in agriculture and, accordingly, the operating results of the agriculture industry.

Corteva’s business, results of operations and financial condition could be adversely affected by disruptions to its supply chain, information technology or network systems.
Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm Corteva’s operations as well as the operations of its customers and suppliers. For example, a pandemic in locations where Corteva has significant operations or sales could have a material adverse effect on Corteva’s results of operations. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution.

Business and/or supply chain disruptions may also be caused by security breaches, which could include, for example, attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or actions or other disruptions. Corteva and/or its suppliers may fail to effectively prevent, detect and recover from these or other security breaches and, as a consequence, such breaches could result in misuse of Corteva’s assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance.

Like most major corporations, Corteva is the target of industrial espionage, including cyber-attacks, from time to time. Corteva has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to at least certain confidential business information. However, to date, Corteva has not experienced any material financial impact, changes in the competitive environment or impact on business operations that Corteva attributes to these attacks. Although management does not believe that Corteva has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that Corteva will not suffer such losses in the future.

Corteva actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, Corteva may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could have a material adverse effect on Corteva’s business, financial condition or results of operations.

Corteva’s sales to its customers may be adversely affected should a company successfully establish an intermediary platform for the sale of Corteva’s products or otherwise position itself between Corteva and its customers.
Corteva expects its distribution model will service customers primarily through the DuPont Pioneer direct sales channel in key agricultural geographies, including the United States. In addition, Corteva expects to supplement this approach with strong retail channels, including distributors, agricultural cooperatives and dealers, and with digital solutions that assist farmer decision-making with a view to optimize their product selection and maximize their yield and profitability. While Corteva expects the indirect channels and its digital platform will extend its reach and increase exposure of its products to other potential customers, including smaller farmers or farmers in less concentrated areas, there can be no assurance that Corteva will be successful in this regard. If a competitor were to successfully establish an intermediary platform for distribution of Corteva’s products, especially with respect to Corteva’s digital platform, it may disrupt Corteva’s distribution model and inhibit Corteva’s ability to provide a complete go-to-market strategy covering the direct, dealer and retail channels. In such a circumstance, Corteva’s sales may be adversely affected.

Volatility in Corteva’s input costs, which include raw materials and production costs, could have a significant impact on Corteva’s business, results of operations and financial condition.
Corteva’s input costs are variable based on the costs associated with production or with raw materials Corteva uses. For example, Corteva’s production costs vary, especially on a seasonal basis where changes in weather influence supply and demand. In addition, Corteva’s manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond Corteva’s control. Corteva refers to these costs collectively as input costs. Significant variations in input costs affect Corteva’s operating results from period to period.

When possible, Corteva purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Corteva also enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. In addition, Corteva takes actions to offset the effects of higher input costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If Corteva is not able to fully offset the effects of higher input costs, it could have a significant impact on its financial results.

Corteva may be unable to achieve all the benefits that it expects to achieve from the Internal Reorganization. Combining the agriculture businesses of Historical DuPont and Historical Dow may be more difficult, costly or time-consuming than expected, which may adversely affect Corteva’s results and negatively affect the value of Corteva common stock.
Since the Merger, Corteva has benefitted from and expects to continue to benefit from significant cost synergies through the DowDuPont Cost Synergy Program (the “Synergy Program”) which is designed to integrate and optimize the organization in preparation for the separation of DowDuPont’s materials science business through the separation and distribution of Dow (which occurred on April 1, 2019) and the intended separation of DowDuPont’s agriculture business through Corteva’s separation and distribution. This integration and optimization is designed to be achieved through production cost efficiencies, enhancement of the agricultural supply chain, elimination of duplicative agricultural research and development programs, optimization of Corteva’s global footprint across manufacturing, sales and research and development, the reduction of corporate and leveraged services costs, and the realization of significant procurement synergies. In addition, Corteva’s management also expects Corteva will achieve growth synergies and other meaningful savings and benefits as a result of Corteva’s separation and distribution.

Combining Historical DuPont and Historical Dow’s independent agriculture businesses and preparing for Corteva’s separation and distribution are complex, costly and time-consuming processes and management may face significant challenges in implementing or realizing the currently expected synergies from Corteva’s separation and distribution, many of which may be beyond the control of management, including, without limitation:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration or separation process, including with respect to the intended tax efficient transactions;

•	unanticipated issues in integrating, replicating or separating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined agriculture company and the intended tax efficient separation transactions;

•	coordinating geographically separate organizations;

•	failing to successfully optimize Corteva’s facilities footprint;

•	failing to take advantage of Corteva’s global supply chain;

•	failing to identify and eliminate duplicative programs; and

•	failing to otherwise integrate Historical DuPont’s or Historical Dow’s respective agriculture businesses, including their technology platforms.

Some of these factors will be outside of Corteva’s control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact Corteva’s business, financial condition and results of operations.

If the anticipated benefits and cost savings from the Synergy Program are not realized fully or take longer to realize than expected, the value of Corteva’s common stock, revenues, levels of expenses and results of operations may be affected adversely. There can be no assurance that Corteva, as an independent, separate public company, will be able to sustain any or all the cost savings generated from actions under the Synergy Program.

Corteva’s liquidity, business, results of operations and financial condition could be impaired if it is unable to raise capital through the capital markets or short-term debt borrowings.
Any limitation on Corteva’s ability to raise money in the capital markets or through short-term debt borrowings could have a substantial negative effect on Corteva’s liquidity. Corteva’s ability to affordably access the capital markets and/or borrow short-term debt in amounts adequate to finance its activities could be impaired as a result of a variety of factors, including factors that are not specific to Corteva, such as a severe disruption of the financial markets and, in the case of debt securities or borrowings, interest rate fluctuations. Due to the seasonality of Corteva’s business and the credit programs Corteva may offer its customers, net working capital investment and corresponding debt levels will fluctuate over the course of the year.

Corteva regularly extends credit to its customers to enable them to purchase seeds or crop protection products at the beginning of the growing season. The customer receivables may be used as collateral for short-term financing programs. Any material adverse effect upon Corteva’s ability to own or sell such customer receivables, including seasonal factors that may impact the amount of customer receivables Corteva owns, may materially impact Corteva’s access to capital.

Corteva has additional agreements with financial institutions to establish programs that provide financing for select customers of Corteva’s seed and crop protection products in the United States, Latin America, Europe and Asia. The programs are renewed on an annual basis. In most cases, Historical DuPont or the agriculture business of Historical Dow guarantees the extension of such credit to such customers. If Corteva is unable to renew these agreements or access the debt markets to support customer financing Corteva’s sales may be negatively impacted, which could result in increased borrowing needs to fund working capital.

Corteva’s earnings, operations and business, among other things, will impact its credit ratings, costs and availability of financing. A decrease in the ratings assigned to Corteva by the ratings agencies may negatively impact Corteva’s access to the debt capital markets and increase Corteva’s cost of borrowing and the financing of its seasonal working capital.

There can be no assurance that Corteva will maintain its current or prospective credit ratings. Any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on Corteva’s liquidity, capital position or access to capital markets.

Corteva’s customers may be unable to pay their debts to Corteva.
Corteva offers its customers financing programs with credit terms generally less than one year from invoicing in alignment with the growing season. Due to these credit practices as well as the seasonality of Corteva’s operations, Corteva may need to issue short-term debt at certain times of the year to fund its cash flow requirements. Corteva’s customers may be exposed to a variety of conditions that could adversely affect their ability to pay their debts. For example, customers in economies experiencing an economic downturn or in a region experiencing adverse growing conditions may be unable to repay their obligations to Corteva, which could adversely affect Corteva’s results.

Increases in pension and other post-employment benefit plan funding obligations may impair Corteva’s liquidity or financial condition.
Through Corteva’s ownership of EID and other members of Historical DuPont, Corteva maintains certain Historical DuPont defined benefit pension and other post-employment benefit plans. For some of these plans, including Historical DuPont’s principal U.S. pension plan, Corteva will continue as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with Historical DuPont’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. Corteva may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

Corteva’s business, results of operations and financial condition could be adversely affected by environmental, litigation and other commitments and contingencies.
As a result of Corteva’s operations, including past operations and those related to divested businesses and discontinued operations of Historical DuPont, Corteva incurs environmental operating costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring and obtaining permits. Corteva also incurs environmental operating costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. In addition, Corteva maintains and periodically reviews and adjusts its accruals for probable environmental remediation and restoration costs.

Corteva expects to continue to incur environmental operating costs since it will operate global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. These rules are subject to change by the implementing governmental agency, which Corteva monitors closely. Corteva’s policy will require that its operations fully meet or exceed legal and regulatory requirements. In addition, Corteva expects to continue certain voluntary programs, and could consider additional voluntary actions, to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and Corteva expects these costs will continue to be significant for the foreseeable future. Over the long term, such expenditures are subject to considerable uncertainty and could fluctuate significantly.

Corteva accrues for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. Corteva expects to base such estimates on several factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites and the number of, and financial viability of, other PRPs. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may be materially higher than Corteva’s accruals.

Corteva faces risks arising from various unasserted and asserted litigation matters arising out of the normal course of its current and former business operations, including intellectual property, commercial, product liability, environmental and antitrust lawsuits. Corteva has noted a trend in public and private suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public and the environment, including waterways and watersheds. Claims alleging harm to the public and the environment may be brought against us, notwithstanding years of scientific evidence and regulatory determinations supporting the safety of crop protection products. The litigation involving Monsanto’s Roundup® non-selective glyphosate containing weedkiller products has resulted in negative publicity and sentiment and may lead to similar suits with respect to glyphosate-containing products and/or other established crop protection products. Claims and allegations that Corteva’s products or products that Corteva manufactures or markets on behalf of third parties are not safe could result in litigation, damage to Corteva’s reputation and have a material adverse effect on Corteva’s business. It is not possible to predict the outcome of these various proceedings. An adverse outcome in any one or more of these matters could be material to Corteva’s financial results. Various factors or developments can lead to changes in current estimates of liabilities. Such factors and developments may include, but are not limited to, additional data, safety or risk assessments, as well as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on Corteva.

In the ordinary course of business, Corteva may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses and issue guarantees of third party obligations. If Corteva were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting Corteva’s results of operations.

Corteva’s operations outside the United States are subject to risks and restrictions, which could negatively affect Corteva’s business, results of operations and financial condition.
Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Although Corteva has operations throughout the world, Corteva pro forma sales outside the United States in 2018 were principally to customers in Eurozone countries, Brazil and Canada. Further, Corteva’s largest currency exposures are the European euro and the Brazilian real. Market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

Additionally, Corteva’s ability to export its products and its sales outside the United States may be adversely affected by significant changes in trade, tax or other policies, including the risk that other countries may retaliate through the imposition of their own trade restrictions and/or increased tariffs in response to substantial changes to U.S. trade and tax policies.

Climate change and unpredictable seasonal and weather factors could impact Corteva’s sales and earnings.
The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced.

Corteva’s business may be adversely affected by the availability of counterfeit products.
A counterfeit product is one that has been deliberately and fraudulently mislabeled as to its identity and source. A counterfeit Corteva product, therefore, is one manufactured by someone other than Corteva, but which appears to be the same as an authentic Corteva product. The prevalence of counterfeit products is a significant and growing industry-wide issue due to a variety of factors, including, but not limited to, the following: the widespread use of the Internet, which has greatly facilitated the ease by which counterfeit products can be advertised, purchased and delivered to individual consumers; the availability of sophisticated technology that makes it easier for counterfeiters to make counterfeit products; and the relatively modest risk of penalties faced by counterfeiters compared to the large profits that can be earned by them from the sale of counterfeit products. Further, laws against counterfeiting vary greatly from country to country, and the enforcement of existing laws varies greatly from jurisdiction to jurisdiction. For example, in some countries, counterfeiting is not a crime; in others, it may result in only minimal sanctions. In addition, those involved in the distribution of counterfeit products use complex transport routes to evade customs controls by disguising the true source of their products.

Corteva’s global reputation makes its products prime targets for counterfeiting organizations. Counterfeit products pose a risk to consumer health and safety because of the conditions under which they are manufactured (often in unregulated, unlicensed, uninspected and unsanitary sites) as well as the lack of regulation of their contents. Failure to mitigate the threat of counterfeit products, which is exacerbated by the complexity of the supply chain, could adversely impact Corteva’s business by, among other things, causing the loss of consumer confidence in Corteva’s name and in the integrity of its products, potentially resulting in lost sales and an increased threat of litigation.

Corteva undertakes significant efforts to counteract the threats associated with counterfeit products, including, among other things, working with regulatory authorities and multinational coalitions to combat the counterfeiting of products and supporting efforts by law enforcement authorities to prosecute counterfeiters; assessing new and existing technologies to seek to make it more difficult for counterfeiters to copy Corteva’s products and easier for consumers to distinguish authentic from counterfeit products; working diligently to raise public awareness about the dangers of counterfeit products; working collaboratively with wholesalers, customs offices and law enforcement agencies to increase inspection coverage, monitor distribution channels and improve surveillance of distributors; and working with other members of an international trade association of agrochemical companies to promote initiatives to combat counterfeiting activity. No assurance can be given, however, that Corteva’s efforts and the efforts of others will be entirely successful, and the presence of counterfeit products may continue to increase.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact Corteva’s future results.
From time to time Corteva evaluates acquisition candidates that may strategically fit Corteva’s business and/or growth objectives. If Corteva is unable to successfully integrate and develop acquired businesses, Corteva could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on Corteva’s financial results. Corteva continually reviews its portfolio of assets for contributions to its objectives and alignment with its growth strategy. However, Corteva may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect Corteva’s earnings. Moreover, Corteva might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact Corteva’s financial condition, cash flows and results of operations.

An impairment of goodwill or intangible assets could require Corteva to record a significant non-cash charge and negatively impact Corteva’s financial results.
Corteva assesses both goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. An impairment is recorded when the carrying value of a reporting unit exceeds its fair value. As a result of the Merger, the carrying value of Historical DuPont net assets was adjusted from historical cost to fair value, therefore increasing the risk of impairments. Future impairments of goodwill or intangible assets could be recorded as a non-cash charge in results of operations due to changes in assumption, estimates or circumstances and there can be no assurance that such impairments would be immaterial to Corteva.

For Corteva's Risks Related to the Separation and Corteva's Common Stock, refer to Corteva's information statement filed as Exhibit 99.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-38710) filed by Corteva with the Securities and Exchange Commission on May 6, 2019.

Item 5.  OTHER INFORMATION

In anticipation of and to facilitate the Intended Business Separations post the merger with Historical Dow, Historical DuPont is planning for the internal separation of the three businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "DuPont Internal Separations"). See Note 1 to the interim Consolidated Financial Statements for more information regarding the Merger and the Intended Business Separations. The DuPont Internal Separations are currently expected to consist of two phases: (i) a series of internal transactions undertaken by Historical DuPont to separate the businesses underneath Historical DuPont including multiple distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, followed by (ii) internal distributions by Historical DuPont, as a subsidiary of DowDuPont, to DowDuPont of entities owning collectively the businesses to be owned by the two intended independent companies as opposed to Historical DuPont, which distributions are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. As part of the DuPont Internal Separations, through transactions that include distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, Historical DuPont also currently expects to separate more fully the internal legal structure of specialty products into electronics and imaging, industrial biosciences, nutrition and health, safety and construction, and transportation and advanced polymers so that each is owned by a separate intermediate corporation owned, in turn, by DowDuPont.

The DuPont Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) Australia, Brazil, Canada, China, Colombia, France, Hong Kong, India, Japan, Korea, Luxembourg, Mexico, Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, Thailand, and Turkey. Following the completion of the DuPont Internal Separations, Historical DuPont expects that DowDuPont will effectuate the Intended Business Separations, pending DowDuPont Board approval, by means of distributions to its public shareholders of the capital stock of two entities each owning businesses currently owned by Historical DuPont, in distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

The Historical DuPont subsidiaries, or their successors, that are anticipated to be distributing corporations in the DuPont Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) include the following: New Asia Holdco B.V.; DuPont China Holding Company Limited; DuPont China, Ltd.; SP International Holding 4 BV; DuPont de Nemours (France) S.A.S.; E.I. DuPont India Private Limited; DuPont Kabushiki Kaisha; DuPont Specialty Products KK; DuPont - Toray Company, Ltd; Du Pont Company (Singapore) Pte Ltd; DuPont Taiwan Ltd; DuPont International BV; DuPont Textiles & Interiors Delaware, Ltd; DuPont (Thailand) Co, Ltd; DuPont do Brasil S.A.; DuPont Holdco Spain III SL; DuPont de Colombia, S.A ; DuPont Mexicana, S de RL de CV; DuPont Corporaciones S de RL de CV; DuPont Latin America, Inc; DuPont Science and Technologies LLC; DuPont Asturias, S.L.; DuPont de Nemours International S.a.r.l; DuPont Technology (Luxembourg) S.a.r.l; DPC (Luxembourg) S.a.r.l; DuPont Contern (Luxembourg) S.a.r.l; DuPont Acquisition (Luxembourg) S.a.r.l; DuPont Holding Netherlands BV; DuPont C.H. (f/k/a DuPont Korea Y.H).; SP Korea, LLC; DuPont Operations Inc; E&C EMEA Holding 2 BV; E&C International Holding; E&C EMEA Holding BV; SP EMEA Holding 8 BV; DuPont Chemical and Energy Operations, Inc; Danisco Holding USA Inc; E. I. du Pont de Nemours and Company; PM Diamond, Inc; 1811324 Ontario Limited, Hickory Holdings, Inc.; DuPont Asia Pacific, Inc., and Pioneer Hi-Bred International, Inc.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	May 31, 2019

By:	/s/ Gregory R. Friedman

Gregory R. Friedman
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

3.1	Form of Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Registration Statement on Form 10, filed on May 6, 2019).

3.2	Form of Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.2 to Corteva’s Registration Statement on Form 10, filed on May 6, 2019).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1**
Tax Matters Agreement by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.1to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

10.2**
Employee Matters Agreement by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

10.3**
Form of Intellectual Property Cross-License Agreement by and between Corteva, Inc. and DowDuPont Inc. (incorporated by reference to Exhibit No. 10.3 to Corteva’s Registration Statement on Form 10, filed on May 6, 2019).

10.4**
Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

10.5	Form of Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10, filed on May 6, 2019).

10.6
Fondation de Prevoyance en Faveur du Personnel de DuPont de Nemours International SÁRL. (incorporated by reference to Exhibit No. 10.6 to Corteva’s Registration Statement on Form 10, filed on May 6, 2019).

10.7**
Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.8
Amendment No. 1 to Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.9
Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.10**
Transaction Agreement, dated as of March 31, 2017, by and between E. I. du Pont de Nemours and Company and FMC Corporation (incorporated by reference to Exhibit 10.25 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

10.11*	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.12*
The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.13*
DuPont’s Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.14*
DuPont’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.15*
DuPont’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.16*
DuPont’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.17**
DuPont's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to E. I. du Pont de Nemours and Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Corteva’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Corteva’s Principal Financial Officer.

32.1
Section 1350 Certification of Corteva’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of Corteva’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**
Upon request of the U.S. Securities and Exchange Commission, (the “SEC”), Corteva hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement; provided, however, that Corteva may omit confidential information pursuant to Item 601(b)(10) or request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.