Form 10-Q
period 2019-06-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2019-08-06
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38710
Corteva, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware					82-4979096
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
974 Centre Road,	Wilmington,	Delaware	19805	(302)	485-3000
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)
Commission File Number 1-815
E. I. du Pont de Nemours and Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware					51-0014090
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
974 Centre Road,	Wilmington,	Delaware	19805	(302)	485-3000
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act for Corteva, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTVA	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act for E. I. du Pont de Nemours and Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$3.50 Series Preferred Stock	CTAPrA	New York Stock Exchange
$4.50 Series Preferred Stock	CTAPrB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Corteva, Inc.                                          Yes  ☒   No  ☐
E. I. du Pont de Nemours and Company                          Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)
Corteva, Inc.                                       Yes  ☒   No  ☐
E. I. du Pont de Nemours and Company                           Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Corteva, Inc.	Large Accelerated Filer	☒	Accelerated Filer ☐	Non-Accelerated Filer	☐	Smaller reporting company ☐	Emerging growth company ☐

E. I. du Pont de Nemours and Company	Large Accelerated Filer	☐	Accelerated Filer ☐	Non-Accelerated Filer	☒	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Corteva, Inc.                                                  ☐
E. I. du Pont de Nemours and Company                                   ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Corteva, Inc.                                          Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 748,893,017 shares of common stock, par value $0.01 per share, outstanding at July 26, 2019.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at July 26, 2019, all of which are held by Corteva, Inc.

E. I. du Pont de Nemours and Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

CORTEVA, INC.
E. I. DU PONT DE NEMOURS AND COMPANY

Explanatory Note

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Corteva" or "company" used herein mean Corteva, Inc. and its consolidated subsidiaries (including EID) and the term “EID” used herein means E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate. Additionally, on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”), for certain events prior to, or on, June 1, 2019, DuPont may be referred to as DowDuPont. Beginning on June 3, 2019, the Company's common stock is traded on the New York Stock Exchange under the ticker symbol "CTVA".

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EID.  Corteva, Inc. owns all of the common equity interests in EID.  The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EID, except where otherwise indicated.

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 91. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

Background

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DuPont” or "DowDuPont"). The separation was effectuated through a pro rata distribution of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019. In connection with the Separation, DowDuPont Inc. changed its name to DuPont de Nemours, Inc.

Previously, DowDuPont was formed on December 9, 2015, to effect an all-stock merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and EID. On August 31, 2017 at 11:59 pm ET, Historical Dow and EID each merged with wholly-owned subsidiaries of DowDuPont and became subsidiaries of DowDuPont. Subsequent to the merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three divisions: agriculture, materials science and specialty products. As a result of the Internal Reorganization (defined in Note 1 - Background and Basis of Presentation, to the interim consolidated financial statements), on May 31, 2019, EID was contributed to Corteva, Inc. and, as a result, Corteva, Inc. owns 100% of the outstanding common stock of EID. Prior to March 31, 2019, Corteva, Inc. had engaged in no business operations and had no assets or liabilities of any kind, other than those incident to its formation.

EID continues to be a reporting company and is deemed to be the predecessor to Corteva, Inc., with the historical results of EID to be deemed the historical results of Corteva for periods prior to and including May 31, 2019. Shares of EID preferred stock, $3.50 Series and $4.50 Series, issued and outstanding immediately prior to the Separation remain issued and outstanding and were unaffected by the Separation.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$5,556	$5,731	$8,952	$9,525
Cost of goods sold	3,047	3,687	5,258	6,439
Research and development expense	269	354	568	685
Selling, general and administrative expenses	937	965	1,672	1,714
Amortization of intangibles	113	107	214	196
Restructuring and asset related charges - net	60	101	121	231
Integration and separation costs	330	249	542	444
Other income - net	—	128	31	111
Loss on early extinguishment of debt	13	—	13	—
Interest expense	34	88	93	169
Income (loss) from continuing operations before income taxes	753	308	502	(242)
Provision for (benefit from) income taxes on continuing operations	270	(67)	203	(179)
Income (loss) from continuing operations after income taxes	483	375	299	(63)
(Loss) income from discontinued operations after income taxes	(1,077)	323	(717)	674
Net (loss) income	(594)	698	(418)	611
Net income attributable to noncontrolling interests	14	4	26	24
Net (loss) income attributable to Corteva	$(608)	$694	$(444)	$587
Basic (loss) earnings per share of common stock[1]:
Basic earnings (loss) per share of common stock from continuing operations	$0.63	$0.49	$0.37	$(0.11)
Basic (loss) earnings per share of common stock from discontinued operations	(1.44)	0.43	(0.96)	0.89
Basic (loss) earnings per share of common stock	$(0.81)	$0.92	$(0.59)	$0.78
Diluted (loss) earnings per share of common stock[1]:
Diluted earnings (loss) per share of common stock from continuing operations	$0.63	$0.49	$0.37	$(0.11)
Diluted (loss) earnings per share of common stock from discontinued operations	(1.44)	0.43	(0.96)	0.89
Diluted (loss) earnings per share of common stock	$(0.81)	$0.92	$(0.59)	$0.78
1. Refer to Note 11 - Earnings Per Share of Common Stock, for information regarding the calculation of basic and diluted earnings per share.

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(594)	$698	$(418)	$611
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(102)	(2,001)	(174)	(1,011)
Adjustments to pension benefit plans	11	2	8	8
Adjustments to other benefit plans	(86)	—	(86)	—
Derivative instruments	22	(16)	23	(5)
Total other comprehensive loss	(155)	(2,015)	(229)	(1,008)
Comprehensive loss	(749)	(1,317)	(647)	(397)
Comprehensive income attributable to noncontrolling interests - net of tax	14	4	26	24
Comprehensive loss attributable to Corteva	$(763)	$(1,321)	$(673)	$(421)

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$2,077	$2,270	$2,696
Marketable securities	6	5	49
Accounts and notes receivable - net	7,434	5,260	7,331
Inventories	3,918	5,310	4,362
Other current assets	1,086	1,038	1,181
Assets of discontinued operations - current	—	9,089	9,022
Total current assets	14,521	22,972	24,641
Investment in nonconsolidated affiliates	64	138	195
Property, plant and equipment - net of accumulated depreciation (June 30, 2019 - $3,207; December 31, 2018 - $2,796; June 30, 2018 - $2,598)	4,543	4,544	4,463
Goodwill	10,249	10,193	14,612
Other intangible assets	11,832	12,055	12,318
Deferred income taxes	325	304	419
Other assets	2,464	1,932	1,909
Assets of discontinued operations - non-current	—	56,545	57,572
Total Assets	$43,998	$108,683	$116,129
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,058	$2,154	$3,715
Accounts payable	3,139	3,798	3,629
Income taxes payable	282	186	249
Accrued and other current liabilities	3,135	4,005	2,689
Liabilities of discontinued operations - current	—	3,167	2,767
Total current liabilities	8,614	13,310	13,049
Long-Term Debt	117	5,784	9,736
Other Noncurrent Liabilities
Deferred income tax liabilities	1,430	1,480	1,387
Pension and other post employment benefits - noncurrent	5,538	5,677	6,474
Other noncurrent obligations	2,156	1,795	1,960
Liabilities of discontinued operations - non-current	—	5,484	5,820
Total noncurrent liabilities	9,241	20,220	25,377
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,666,667 shares authorized; issued at June 30, 2019, December 31, 2018, and June 30, 2018 - 748,815,000	7	—	—
Additional paid-in capital	28,157	—	—
Divisional equity	—	78,020	79,390
Retained earnings	97	—	—
Accumulated other comprehensive loss	(2,375)	(3,360)	(2,185)
Total Corteva stockholders’ equity	25,886	74,660	77,205
Noncontrolling interests	257	493	498
Total equity	26,143	75,153	77,703
Total Liabilities and Equity	$43,998	$108,683	$116,129
See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(418)	$611
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	1,084	1,410
Benefit from deferred income tax	(473)	(87)
Net periodic pension benefit	(146)	(162)
Pension contributions	(92)	(123)
Net gain on sales of property, businesses, consolidated companies, and investments	(67)	(36)
Restructuring and asset related charges - net	238	317
Amortization of inventory step-up	257	1,385
Goodwill impairment charge	1,102	—
Loss on early extinguishment of debt	13	—
Other net loss	172	236
Changes in operating assets and liabilities - net	(2,758)	(5,141)
Cash used for operating activities	(1,088)	(1,590)
Investing activities
Capital expenditures	(834)	(668)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	125	85
Acquisitions of businesses - net of cash acquired	(9)	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(13)	(991)
Proceeds from sales and maturities of investments	37	1,576
Other investing activities - net	(1)	—
Cash (used for) provided by investing activities	(674)	2
Financing activities
Change in short-term (less than 90 days) borrowings	173	455
Proceeds from issuance of long-term debt	1,001	254
Payments on long-term debt	(6,803)	(274)
Proceeds from exercise of stock options	39	57
Distributions to Dow and DowDuPont	(317)	(1,658)
Cash transferred to DowDuPont at Internal Reorganizations	(2,053)	—
Contributions from Dow and DowDuPont	7,396	23
Debt extinguishment costs	(79)	—
Other financing activities	(42)	(69)
Cash used for financing activities	(685)	(1,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(103)
Decrease in cash, cash equivalents and restricted cash	(2,511)	(2,903)
Cash, cash equivalents and restricted cash at beginning of period	5,024	7,914
Cash, cash equivalents and restricted cash at end of period[1]	$2,513	$5,011
1. See page 26 for reconciliation of cash and cash equivalents and restricted cash presented in interim Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2018
Balance at January 1, 2018	$—	$—	$80,318	$—	$(1,177)	$—	$452	$79,593
Net (loss) income			(107)				20	(87)
Other comprehensive income					1,007			1,007
Distributions to Dow and DowDuPont			(830)					(830)
Issuance of DowDuPont stock			45					45
Share-based compensation			11					11
Other			434				53	487
Balance at March 31, 2018	$—	$—	$79,871	$—	$(170)	$—	$525	$80,226
Net income			694				4	698
Other comprehensive loss					(2,015)			(2,015)
Distributions to Dow and DowDuPont			(828)					(828)
Issuance of DowDuPont stock			12					12
Share-based compensation			50					50
Other			(409)				(31)	(440)
Balance at June 30, 2018	$—	$—	$79,390	$—	$(2,185)	$—	$498	$77,703

2019
Balance at January 1, 2019	$—	$—	$78,020	$—	$(3,360)	$—	$493	$75,153
Net income			164				12	176
Other comprehensive loss					(74)			(74)
Distributions to Dow and DowDuPont			(317)					(317)
Issuance of DowDuPont stock			35					35
Share-based compensation			18				—	18
Contributions from Dow and DowDuPont			88					88
Other			(3)				(2)	(5)
Balance at March 31, 2019	$—	$—	$78,005	$—	$(3,434)	$—	$503	$75,074
Net (loss) income			(805)	197			14	(594)
Other comprehensive loss					(155)			(155)
Common dividends ($0.13 per share)				(97)				(97)
Contributions from DowDuPont			7,308					7,308
Issuance of DowDuPont stock			4					4
Share-based compensation		11	44					55
Impact of Internal Reorganizations			(56,403)		1,214		(231)	(55,420)
Reclassification of Divisional Equity to APIC[1]	7	28,146	(28,153)					—
Other				(3)			(29)	(32)
Balance at June 30, 2019	$7	$28,157	$—	$97	$(2,375)	$—	$257	$26,143

1.	Upon the completion of the Internal Reorganizations, Corteva's capital structure was established and Corteva's divisional equity was reclassified.

See Notes to the Consolidated Financial Statements beginning on page 8.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. combines the strengths of EID’s Pioneer, Dow AgroSciences ("DAS"), and EID’s Crop Protection businesses to create a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of over 275 years of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity in more than 140 countries. Corteva has two reportable segments: Seed and Crop Protection. See Note 24 - Segment Information, for additional information on the company's reportable segments.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Corteva" or "company" used herein mean Corteva, Inc. and its consolidated subsidiaries (including EID) and the term “EID” used herein means E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate. Additionally, on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”), for certain events prior to, or on, June 1, 2019, DuPont may be referred to as DowDuPont.

Principles of Consolidation and Basis of Presentation
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DowDuPont” or “DuPont”). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

Previously, DowDuPont was formed on December 9, 2015, to effect an all-stock merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and EID. On August 31, 2017 at 11:59 pm ET (the “Merger Effectiveness Time”) pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical EID each merged with wholly-owned subsidiaries of DowDuPont and became subsidiaries of DowDuPont (the “Merger”). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement.

Subsequent to the Merger, Historical Dow and Historical EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products through a series of tax-efficient transactions (collectively, the "Business Separations”). Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

Prior to the Dow Distribution, Historical Dow conveyed or transferred the assets and liabilities aligned with Historical Dow’s agriculture business to separate legal entities (“Dow Ag Entities”) and the assets and liabilities associated with its specialty products business to separate legal entities (the “Dow SP Entities”). On April 1, 2019, Dow Ag Entities and the Dow SP Entities were transferred and conveyed to DowDuPont.

In furtherance of the Business Separations, EID engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization” and the "Business Realignment," respectively) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•
the assets and liabilities aligned with EID’s materials science business, including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) were transferred or conveyed to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow;

•	the assets and liabilities aligned with the EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•	on April 1, 2019, EID transferred and conveyed its Materials Science Entities to Dow;

•	on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont; and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont.

•	on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On June 1, 2019, DowDuPont completed the Separation. Each DowDuPont stockholder received one share of Corteva common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. Upon becoming an independent company, the capital structure of Corteva consisted of 748,815,000 authorized shares of common stock (par value of $0.01 per share), which represents the number of common shares issued on June 3, 2019. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout these Notes to the interim Consolidated Financial Statements.

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns, directly or indirectly, 100% of the outstanding common stock of EID, and EID owns, directly or indirectly, 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Certain reclassifications of prior year's data have been made to conform to current year's presentation.

DAS Common Control Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying interim Consolidated Financial Statements and Notes thereto include the results of DAS as of the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, for additional information.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, interim Consolidated Statements of Equity and interim Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to EID ECP are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, interim Consolidated Statements of Equity and interim Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the EID Special Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Divested EID Ag Business
As a condition of the regulatory approval for the Merger, including by the European Commission, EID was required to divest (the “Divested Ag Business”) certain assets related to its crop protection business and research and development ("R&D") organization, specifically EID’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, EID and FMC Corporation (“FMC”) entered into a definitive agreement (the "FMC Transaction Agreement"). On November 1, 2017, FMC acquired the Divested Ag Business and EID acquired certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions").

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The sale of the Divested Ag Business met the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. See Note 5 - Divestitures and Other Transactions, for additional information.

Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Information Statement included in its Registration Statement on Form 10, as amended, filed with the SEC on May 6, 2019 ("Form 10").  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Prior to the Corteva Distribution, these combined financial statements were derived from the consolidated financial statements and accounting records of EID as well as the carve-out financial statements of DAS. The DAS carve-out financial statements reflect the historical results of operations, financial position, and cash flows of Historical Dow's Agricultural Sciences Business and include allocations of certain expenses for services from Historical Dow, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance, and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated under the basis of headcount or other measure. Subsequent to the Corteva Distribution, the financial statements are presented on a consolidated basis.

The company's interim Consolidated Balance Sheet at June 30, 2019 consists of the consolidated balances subsequent to the Corteva Distribution. The balances reflect the assets and liabilities that were historically included in the EID statements, as well as assets and liabilities transferred to the company as part of the common control combination acquisition of DAS. The company's Consolidated Balance Sheets at December 31, 2018 and June 30, 2018 consist of the combined balances of Historical EID and DAS. The Balance Sheets will be referred to as the "Condensed Consolidated Balance Sheets" or the "interim Condensed Consolidated Balance Sheets" throughout this document.

The company's Statements of Operations (the "Consolidated Statements of Operations" or the "interim Consolidated Statements of Operations") for all periods prior to April 30, 2019 consist of the combined results of operations for Historical EID and DAS. The interim Consolidated Statements of Operations for all periods after May 2, 2019 represent the consolidated balances of the company.

All intercompany transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies
The below reflects significant accounting policies that have been updated since the issuance of the company's Form 10. See Note 1 - "Summary of Significant Accounting Policies," within Exhibit 99.2 of Amendment 2 to the Form 10 for more information on the company's other significant accounting policies.

Inventories
As of June 30, 2019, approximately 46 percent and 54 percent of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. As of December 31, 2018, approximately 57 percent and 43 percent of the company's inventories were accounted for under the FIFO and average cost methods, respectively. As of June 30, 2018, approximately 45 percent and 55 percent of the company's inventories were accounted for under the FIFO and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 13 - Inventories, for further information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. In the Consolidated Statements of Operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. See Note 16 - Leases, for further information.

Segments
As a result of the Internal Reorganizations and Business Realignments, the company changed its reportable segments to Seed and Crop Protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  Effective with the Corteva Distribution, the company also updated its reporting units to align with the level at which discrete financial information is available for review by management.

Prior year's segment information has been revised to conform to the current presentation. See Note 24 - Segment Information, for further information.

NOTE 3 - RECENT ACCOUNTING GUIDANCE

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

The company adopted this standard in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods are not restated and continue to be reported in accordance with historic accounting under ASC 840 (Leases). In addition, the company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. As an accounting policy election, the company chose to not apply the standard to certain existing land easements, excluded short-term leases (term of 12 months or less) from the balance sheet and will account for nonlease and lease components in a contract as a single component for all asset classes. See Note 16 - Leases, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impact of adoption to the company’s Consolidated Balance Sheet:

(In millions, except per share amounts)	As Reported December 31, 2018[1]	Effect of Adoption of ASU 2016-02	Updated January 1, 2019
Assets
Property, plant and equipment - net of accumulated depreciation	$4,544	$9	$4,553
Other assets	$1,932	$546	$2,478
Assets of discontinued operations - non-current	$56,545	$461	$57,006

Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,154	$1	$2,155
Accrued and other current liabilities	$4,005	$143	$4,148
Liabilities of discontinued operations - current	$3,167	$141	$3,308

Long-Term Debt	$5,784	$8	$5,792
Other noncurrent obligations	$1,795	$403	$2,198
Liabilities of discontinued operations - non-current	$5,484	$320	$5,804

1.	Includes adjustments for discontinued operations and common control business combination.

The adoption of the new guidance did not have a material impact on the company's Consolidated Statement of Operations and had no impact on the Consolidated Statement of Cash Flows.

Accounting Guidance Issued But Not Adopted as of June 30, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Credit Losses - Measurement of Credit Losses on Financial Statements, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The amortized cost basis of financial assets should be reduced by expected credit losses to present the net carrying value in the financial statements at the amount expected to be collected. The measurement of expected credit losses is based on past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets. Additionally, credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning January 1, 2019. In April and May 2019, the FASB subsequently issued ASU 2019-04 and ASU 2019-05, respectively, which contained updates to ASU 2016-13. The company is currently evaluating the impact of adopting this guidance.

NOTE 4 - COMMON CONTROL BUSINESS COMBINATION

DAS Common Control Combination
Based on an evaluation of the provisions of ASC 805 (Business Combinations), Corteva and DAS represent entities under common control, as both shared DowDuPont as their parent company. As a result, the assets, liabilities and operations of Corteva and DAS are combined at their historical carrying amounts, and all historical periods are adjusted as if Corteva and DAS had been combined since the Merger Effectiveness Time, when the entities were first under common control. Accordingly, the accompanying Consolidated Financial Statements and Notes thereto have been retrospectively revised to include the transferred net assets and results of operations of DAS beginning on September 1, 2017. Refer to Note 1 - Background and Basis of Presentation, for additional information on the common control combination.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the final recording of assets and liabilities of DAS at their respective carrying values as of September 1, 2017:

(In millions)	September 1, 2017
Cash and cash equivalents	$98
Accounts and notes receivable - net	1,377
Inventories	2,133
Other current assets	130
Investments in nonconsolidated affiliates	50
Property, plant and equipment - net	1,555
Goodwill	1,472
Other intangible assets	130
Deferred income taxes	230
Other assets	97
Short-term borrowings and finance lease obligations	6
Accounts payable	1,414
Income taxes payable	103
Accrued and other current liabilities	482
Long-term debt	27
Deferred income tax liabilities	66
Pension and other post employment benefits - noncurrent	126
Other noncurrent obligations	170

The following table provides supplemental results of EID and DAS for the three and six months ended June 30, 2018 and the three months ended March 31, 2019.

	Three Months Ended June 30, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net Sales	$8,545	$(4,522)	$1,708	$5,731
Income (loss) from continuing operations before income taxes	$655	$(587)	$240	$308
Income (loss) from continuing operations after income taxes	$514	$(310)	$171	$375

	Six Months Ended June 30, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net Sales	$15,244	$(8,910)	$3,191	$9,525
Income (loss) from continuing operations before income taxes	$466	$(1,133)	$425	$(242)
Income (loss) from continuing operations after income taxes	$298	$(665)	$304	$(63)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2019
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net Sales	$6,288	$(4,341)	$1,449	$3,396
Income (loss) from continuing operations before income taxes	$49	$(476)	$176	$(251)
Income (loss) from continuing operations after income taxes	$89	$(369)	$96	$(184)

1.
Reflects discontinued operations of EID's ECP and Specialty Products businesses and adjustments primarily related to the elimination of intercompany transactions between Historical EID and Dow AgroSciences for periods subsequent to the Merger, as if they were combined affiliates.

Intercompany balances and transactions with DAS have been eliminated.

NOTE 5 - DIVESTITURES AND OTHER TRANSACTIONS

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions (collectively, the "Separation Agreements"). The Parties entered into, among other agreements, the following agreements:

•
Separation and Distribution Agreement - Effective April 1, 2019, the Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Corteva Separation Agreement").

•
Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019 as amended on June 1, 2019 that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur.

•
Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 Corteva and Dow, and effective June 1, 2019 Corteva and DuPont entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation and Distribution Agreement.

•
Letter Agreement - DuPont and Corteva entered into a Letter Agreement. The Letter Agreement sets forth certain additional terms and conditions related to the Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2019, the indemnification assets are $68 million within accounts and notes receivable - net and $58 million within other assets in the interim Condensed Consolidated Balance Sheet. At June 30, 2019, the indemnification liabilities are $18 million within accrued and other current liabilities and $71 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2019, the indemnification assets are $41 million within accounts and notes receivable - net and $27 million within other assets in the interim Condensed Consolidated Balance Sheet. At June 30, 2019, the indemnification liabilities are $70 million within accrued and other current liabilities and $109 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

EID ECP Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to Dow.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net sales	$—	$413	$362	$828
Cost of goods sold	—	284	259	550
Research and development expense	—	6	4	13
Selling, general and administrative expenses	—	10	9	24
Amortization of intangibles	—	24	23	48
Restructuring and asset related charges - net	—	(2)	2	2
Integration and separation costs	—	31	44	53
Other income - net	—	9	2	11
Income from discontinued operations before income taxes	—	69	23	149
Provision for income taxes on discontinued operations	—	13	4	29
Income from discontinued operations after income taxes	$—	$56	$19	$120

The following table presents the depreciation and capital expenditures of the discontinued operations related to EID ECP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Depreciation	$—	$34	$28	$67
Capital expenditures	$—	$19	$16	$42

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2018 and June 30, 2018 related to ECP consist of the following:

(In millions)	December 31, 2018	June 30, 2018
Cash and cash equivalents	$55	$—
Accounts and notes receivable - net	194	218
Inventories	465	424
Other current assets	12	7
Total current assets of discontinued operations	726	649
Investment in nonconsolidated affiliates	108	108
Property, plant and equipment - net	770	793
Goodwill	3,587	3,597
Other intangible assets	1,143	1,193
Deferred income taxes	13	50
Other assets	1	3
Non-current assets of discontinued operations	5,622	5,744
Total assets of discontinued operations	$6,348	$6,393
Short-term borrowings and finance lease obligations	2	—
Accounts payable	214	168
Income tax payable	—	1
Accrued and other current liabilities	36	41
Total current liabilities of discontinued operations	252	210
Long-term Debt	4	—
Other noncurrent obligations	2	5
Deferred income tax liabilities	432	520
Pension and other post employment benefits - noncurrent	6	5
Non-current liabilities of discontinued operations	444	530
Total liabilities of discontinued operations	$696	$740

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EID Specialty Products Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of EID Specialty Products Entities to DuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net sales	$1,214	$4,071	$5,030	$8,010
Cost of goods sold	817	2,719	3,352	5,386
Research and development expense	51	160	204	317
Selling, general and administrative expenses	172	407	573	818
Amortization of intangibles	66	207	267	415
Restructuring and asset related charges - net	72	44	115	84
Integration and separation costs	89	67	253	123
Goodwill impairment	1,102	—	1,102	—
Other (expense) income - net	(82)	68	38	135
(Loss) Income from discontinued operations before income taxes	(1,237)	535	(798)	1,002
Provision for income taxes on discontinued operations	6	268	104	443
(Loss) Income from discontinued operations after income taxes	$(1,243)	$267	$(902)	$559

EID Specialty Products Impairment
As a result of the Merger and related acquisition method of accounting, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the company’s reporting units and assets, and therefore could result in an impairment.

As a result of the Internal Reorganization, in the second quarter of 2019, EID assessed the recoverability of the goodwill within the electronics and communications, protection solutions, nutrition and health, transportation and advanced polymers, packaging and specialty plastics, industrial biosciences, and clean technologies reporting units, and the overall carrying value of the net assets in the disposal group that was distributed to DowDuPont on May 1, 2019. As a result of this analysis, the company determined that the fair value of certain reporting units related to the EID specialty products businesses were below carrying value resulting in pre-tax, non-cash goodwill impairment charges totaling $1,102 million reflected in loss from discontinued operations after income taxes. Revised financial projections reflect unfavorable market conditions, driven by slowed demand in the biomaterials business unit, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections.

The company’s analyses above using discounted cash flow models (a form of the income approach) utilized Level 3 unobservable inputs. The company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. The company also used a form of the market approach (utilizes Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, the company believes the current assumptions and estimates utilized are both reasonable and appropriate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, the company performed an impairment analysis related to the equity method investments held by the EID specialty products businesses, as of May 1, 2019. The company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the EID specialty products businesses. Based on updated projections, the company determined the fair value of an equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million, reflected in loss from discontinued operations after income taxes. Additionally, this impairment is reflected within restructuring and asset related charges - net in the three and six months ended June 30, 2019, within the table above.

The following table presents the depreciation and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Depreciation	$65	$215	$281	$428
Capital expenditures	$58	$169	$481	$413

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2018 and June 30, 2018 related to the EID Specialty Products Entities consist of the following:

(In millions)	December 31, 2018	June 30, 2018
Cash and cash equivalents	$2,199	$1,799
Marketable securities	29	325
Accounts and notes receivable - net	2,441	2,605
Inventories	3,452	3,376
Other current assets	242	268
Total current assets of discontinued operations	8,363	8,373
Investment in nonconsolidated affiliates	1,185	1,216
Property, plant and equipment - net	8,138	7,930
Goodwill	28,250	28,645
Other intangible assets	13,037	13,546
Deferred income taxes	122	251
Other assets	191	240
Non-current assets of discontinued operations	50,923	51,828
Total assets of discontinued operations	$59,286	$60,201
Short-term borrowings and finance lease obligations	15	4
Accounts payable	1,983	1,766
Income taxes payable	33	33
Accrued and other current liabilities	884	754
Total current liabilities of discontinued operations	2,915	2,557
Long-term Debt	29	12
Other noncurrent obligations	262	290
Deferred income tax liabilities	3,624	3,945
Pension and other post employment benefits - noncurrent	1,125	1,043
Non-current liabilities of discontinued operations	5,040	5,290
Total liabilities of discontinued operations	$7,955	$7,847

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Integration and Separation Costs
Integration and separation costs have been significant. These costs have primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Business Separations. These costs are recorded within integration and separation costs within the interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Integration and separation costs	$330	$249	$542	$444

Merger Remedy - Divested EID Ag Business
A complete discussion of the Divested Ag Business is included in Note 4 - "Divestitures and Other Transactions," within Exhibit 99.2 of Amendment 2 to the Form 10. For the six months ended June 30, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax). For the three and six months ended June 2019, the company recorded income from discontinued operations after incomes taxes of $80 million, respectively, related to changes in accruals for certain prior year tax positions.

Other Discontinued Operations Activity
For the three and six months ended June 2019, the company recorded income from discontinued operations after income taxes of $86 million, respectively, related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

NOTE 6 - REVENUE

Revenue Recognition
Products
Substantially all of Corteva's revenue is derived from product sales. Product sales consist of sales of Corteva's products to farmers, distributors, and manufacturers. Corteva considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. However, the company has some long-term contracts which can span multiple years.

Licenses of Intellectual Property
Corteva enters into licensing arrangements with customers under which it licenses its intellectual property. Revenue from the majority of intellectual property licenses is derived from sales-based royalties. Revenue for licensing agreements that contain sales-based royalties is recognized at the later of (i) when the subsequent sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2019, the company had remaining performance obligations related to material rights granted to customers for contract renewal options of $104 million ($102 million and $99 million at December 31, 2018 and June 30, 2018, respectively). The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under contracts with customers where the company receives advance payments for products to be delivered in future periods. Corteva classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract Balances	June 30, 2019	December 31, 2018	June 30, 2018
(In millions)
Accounts and notes receivable - trade[1]	$6,102	$3,843	$5,886
Contract assets - current[2]	$19	$18	$17
Contract assets - noncurrent[3]	$48	$46	$44
Deferred revenue - current[4]	$583	$2,209	$431
Deferred revenue - noncurrent[5]	$118	$150	$121

1.	Included in accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheets.

2.	Included in other current assets in the interim Condensed Consolidated Balance Sheets.

3.	Included in other assets in the interim Condensed Consolidated Balance Sheets.

4.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheets.

5.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheets.

The change in deferred revenue from December 31, 2018 to June 30, 2019 was substantially due to the timing of seed deliveries to customers for the North America growing season. Revenue recognized during the six months ended June 30, 2019 from amounts included in deferred revenue at the beginning of the period was $1,895 million.

The increase in accounts and notes receivable - trade from December 31, 2018 to June 30, 2019 was primarily due to the seasonality of the company's business. Trade receivables are at a low point at year-end and increase through the northern hemisphere selling season, reaching their peak at the end of the second quarter.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Corn	$2,309	$2,248	$3,777	$3,945
Soybean	998	1,214	1,129	1,395
Other oilseeds	200	194	425	457
Other	192	208	335	368
Seed	3,699	3,864	5,666	6,165
Herbicides	1,044	1,068	1,815	1,931
Insecticides	459	448	836	777
Fungicides	302	269	522	547
Other	52	82	113	105
Crop Protection	1,857	1,867	3,286	3,360
Total	$5,556	$5,731	$8,952	$9,525

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
North America[1]	$3,099	$3,279	$4,012	$4,478
EMEA[2]	274	267	1,078	1,089
Asia Pacific	139	147	211	220
Latin America	187	171	365	378
Total	$3,699	$3,864	$5,666	$6,165

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
North America	$686	$847	$1,165	$1,419
EMEA	393	420	953	994
Asia Pacific	312	284	515	466
Latin America	466	316	653	481
Total	$1,857	$1,867	$3,286	$3,360
NOTE 7 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Agriculture Division Restructuring Program
From inception-to-date, the company has recorded total pre-tax restructuring charges of $83 million, comprised of $74 million of severance and related benefit costs and $9 million of asset related charges. For the six months ended June 30, 2019, the company recorded a pre-tax benefit of $(1) million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations, and no additional charges for the three months ended June 30, 2019. The charge for the six months ended June 30, 2019 was comprised of a favorable adjustment of $(4) million to severance and related benefit costs and asset related charges of $3 million. The actions related to this program are substantially complete.

The DowDuPont Agriculture Division Restructuring Program charges related to the segments, as well as corporate expenses, were as follows:

(In millions)	Six Months Ended June 30, 2019
Seed	$3
Crop Protection	(4)
Corporate expenses	—
Total	$(1)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Account balances and activity for the DowDuPont Agriculture Division Restructuring Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Total
Balance at December 31, 2018	$77	$—	$77
Charges to income from continuing operations for the six months ended June 30, 2019	(4)	3	(1)
Payments	(24)	—	(24)
Asset write-offs	—	(3)	(3)
Separation adjustment[1]	(6)	—	(6)
Balance at June 30, 2019	$43	$—	$43

1. Adjustment reflects severance liabilities associated with DAS employees who were terminated by Dow prior to separation and were included within the combined financial statements of Dow, but did not transfer to Corteva as part of the common control combination.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded pre-tax restructuring charges of $874 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $340 million, contract termination costs of $193 million, and asset write-downs and write-offs of $341 million. The company does not anticipate any additional material charges under the Synergy Program. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

The Synergy Program charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Seed	$49	$37	$73	$83
Crop Protection	2	—	29	12
Corporate expenses	9	64	20	136
Total	$60	$101	$122	$231

The below is a summary of charges incurred related to the Synergy Program for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Severance and related benefit costs	$—	$64	$14	$137
Contract termination charges	49	23	69	37
Asset related charges	11	14	39	57
Total restructuring and asset related charges - net	$60	$101	$122	$231

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities[1]	Asset Related Charges	Total
Balance at December 31, 2018	$154	$61	$—	$215
Charges to income from continuing operations for the six months ended June 30, 2019	14	69	39	122
Payments	(60)	(79)	(1)	(140)
Asset write-offs	—	—	(38)	(38)
Balance at June 30, 2019	$108	$51	$—	$159

1.	Relates primarily to contract terminations charges.

NOTE 8 - RELATED PARTIES

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Corteva Distribution, Corteva reports transactions with Historical Dow and its affiliates as related party transactions. The following table presents amounts due to or due from Historical Dow and its affiliates at December 31, 2018 and June 30, 2018:

(In millions)	December 31, 2018	June 30, 2018
Accounts and notes receivable - net	$1	$1
Accounts payable	$110	$138

Purchases from Historical Dow and its affiliates were $42 million for the three and six months ended June 30, 2019, respectively, and $38 million and $71 million for the three and six months ended June 30, 2018, respectively.

Transactions with DowDuPont
In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February 2019 and 2018, the Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019 and March 15, 2018, respectively. EID declared and paid distributions to DowDuPont of about $317 million for the six months ended June 30, 2019 and $1,658 million for the six months ended June 30, 2018, respectively, primarily to fund a portion of DowDuPont's dividend payments for these periods, and, specific to 2018, to fund a portion of DowDuPont's share repurchases.

In addition, at December 31, 2018, and June 30, 2018, EID had a payable to DowDuPont of $103 million, and $391 million included in accounts payable in the interim Condensed Consolidated Balance Sheets related to its estimated tax liability for the period beginning with the Merger through the date of the Dow Distribution, during which time the parties filed a consolidated US tax return. See Note 10 - Income Taxes, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest income	$17	$24	$33	$51
Equity in (losses) earnings of affiliates - net	(5)	2	(5)	1
Net gain (loss) on sales of businesses and other assets	2	32	(11)	34
Net exchange losses[1]	(32)	(1)	(59)	(116)
Non-operating pension and other post employment benefit credit[2]	46	70	97	137
Miscellaneous (expenses) and income - net[3]	(28)	1	(24)	4
Other income - net	$—	$128	$31	$111

1.
Includes a $(50) million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, which is included within significant items.

2.
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and curtailment/settlement gain).

3.	Miscellaneous (expenses) income - net, losses related to loss on sale of receivables, and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States ("U.S."), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income - net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Statements of Operations.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subsidiary Monetary Position Gains (Losses)
Pre-tax exchange gains (losses)	$17	$(178)	$7	$(112)
Local tax benefits (expenses)	7	(3)	(3)	25
Net after-tax impact from subsidiary exchange gains (losses)	$24	$(181)	$4	$(87)

Hedging Program (Losses) Gains
Pre-tax exchange (losses) gains[1]	$(49)	$177	$(66)	$(4)
Tax benefits (expenses)	11	(41)	15	1
Net after-tax impact from hedging program exchange (losses) gains	$(38)	$136	$(51)	$(3)

Total Exchange Losses
Pre-tax exchange losses	$(32)	$(1)	$(59)	$(116)
Tax benefits (expenses)	18	(44)	12	26
Net after-tax exchange losses	$(14)	$(45)	$(47)	$(90)

1.	Includes a $(50) million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

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

(In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$2,077	$2,270	$2,696
Restricted cash	436	460	471
Total cash, cash equivalents and restricted cash	2,513	2,730	3,167
Cash and cash equivalents of discontinued operations	—	2,254	1,799
Restricted cash of discontinued operations[1]	—	40	45
Total cash, cash equivalents and restricted cash	$2,513	$5,024	$5,011

1.	Amount included within other current assets. Refer to Note 5 - Divestitures and Other Transactions, for additional information.

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at June 30, 2019, December 31, 2018, and June 30, 2018 is related to the Trust.

NOTE 10 - INCOME TAXES

For periods between the Merger Effectiveness Time and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income.  Corteva, DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement. See Note 5 - Divestitures and Other Transactions, for further information related to indemnifications between Corteva, Dow and DuPont.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moved towards a territorial system. At December 31, 2018, the company had completed its accounting for the tax effects of The Act.

•
As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. In the three and six months ended June 30, 2018, the company recognized charges of $7 million and $55 million, respectively, to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the company's deferred tax balance.

•
In the six months ended June 30, 2018, the company recognized a charge of $16 million to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations as a result of an indirect impact of the Act related to certain inventory.

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

During the three and six months ended June 30, 2019, the company recognized net tax charges of $114 million and $146 million, respectively, to provision for income taxes on continuing operations, related to U.S. state blended tax rate changes associated with the Business Separations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and six months ended June 30, 2019, the company recognized a tax charge of $96 million to provision for income taxes on continuing operations, respectively, related to application of the Act's foreign tax provisions.

During the six months ended June 30, 2019, the company recognized a tax benefit of $102 million to provision for income taxes on continuing operations, related to an internal legal entity restructuring associated with the Business Separations.

During the three and six months ended June 30, 2019, the company recognized an aggregate tax benefit of $21 million to provision for income taxes on continuing operations, respectively, associated with changes in accruals for certain prior year tax positions and reductions in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations.

NOTE 11 - EARNINGS PER SHARE OF COMMON STOCK

On June 1, 2019, the date of the Corteva Distribution, 748,815,000 shares of the company’s common stock were distributed to DowDuPont shareholders of record as of May 24, 2019.

The following tables provide earnings per share calculations for the periods indicated below:

Net (Loss) Income for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Income (loss) from continuing operations after income taxes	$483	$375	$299	$(63)
Net income attributable to continuing operations noncontrolling interests	13	5	21	18
Income (loss) from continuing operations available to Corteva common stockholders	470	370	278	(81)
(Loss) income from discontinued operations, net of tax	(1,077)	323	(717)	674
Net income (loss) attributable to discontinued operations noncontrolling interests	1	(1)	5	6
(Loss) income from discontinued operations available to Corteva common stockholders	(1,078)	324	(722)	668
Net (loss) income available to common stockholders	$(608)	$694	$(444)	$587

(Loss) Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2019	2018	2019	2018
Income (loss) from continuing operations attributable to common stockholders	$0.63	$0.49	$0.37	$(0.11)
(Loss) income from discontinued operations, net of tax	(1.44)	0.43	(0.96)	0.89
Net (loss) income attributable to common stockholders	$(0.81)	$0.92	$(0.59)	$0.78

(Loss) Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2019	2018	2019	2018
Income (loss) from continuing operations attributable to common stockholders	$0.63	$0.49	$0.37	$(0.11)
(Loss) income from discontinued operations, net of tax[1]	(1.44)	0.43	(0.96)	0.89
Net (loss) income attributable to common stockholders[1]	$(0.81)	$0.92	$(0.59)	$0.78

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2019	2018	2019	2018
Weighted-average common shares - basic[1]	749.4	749.4	749.4	749.4
Plus dilutive effect of equity compensation plans[2]	0.6	—	0.3	—
Weighted-average common shares - diluted	750.0	749.4	749.7	749.4
Stock options and restricted stock units excluded from EPS calculations[3]	7.8	—	7.8	—

1.
Share amounts for the three and six months ended June 30, 2018, were based on 748.8 million shares of Corteva, Inc. common stock distributed to holders of DowDuPont's common stock on June 1, 2019, plus 0.6 million of additional shares in which accelerated vesting conditions have been met.

2.
Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

3.	These outstanding options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE 12 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Accounts receivable – trade[1]	$4,811	$3,649	$4,261
Notes receivable – trade[2]	1,291	194	1,625
Other[3]	1,332	1,417	1,445
Total accounts and notes receivable - net	$7,434	$5,260	$7,331

1.
Accounts receivable – trade is net of allowances of $152 million at June 30, 2019, $127 million at December 31, 2018, and $80 million at June 30, 2018. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2019, December 31, 2018, and June 30, 2018 there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

The company enters into various factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds. These financing arrangements result in a transfer of the company's receivables and risks to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Balance Sheets upon transfer, and the company receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, which is typically provided through a guarantee of accounts in the event of customer default, the guarantee obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.

Trade receivables sold under these agreements were $81 million and $84 million for the three and six months ended June 30, 2019, respectively, and $20 million and $48 million for the three and six months ended June 30, 2018, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2019, December 31, 2018, and June 30, 2018 were $87 million, $37 million, and $57 million, respectively. The net proceeds received were included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. The loss on sale of receivables was $36 million and $37 million for the three and six months ended June 30, 2019, respectively, and $5 million and $10 million for the three and six months ended June 30, 2018, respectively. The guarantee obligations recorded as of June 30, 2019, December 31, 2018, and June 30, 2018 in the Consolidated Balance Sheets were not material. See Note 18 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - INVENTORIES

(In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Finished products	$2,103	$3,022	$2,611
Semi-finished products	1,373	1,821	1,401
Raw materials	228	191	209
Stores and supplies	214	276	141
Total inventories	$3,918	$5,310	$4,362

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. During the three and six months ended June 30, 2019, the company recognized $52 million and $257 million of these costs in cost of goods sold within income from continuing operations. During the three and six months ended June 30, 2018, the company recognized $676 million and $1,315 million of these costs in cost of goods sold within income (loss) from continuing operations.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Land and land improvements	$463	$468	$508
Buildings	1,445	1,430	1,440
Machinery and equipment	5,214	4,863	4,759
Construction in progress	628	579	354
Total property, plant and equipment	7,750	7,340	7,061
Accumulated depreciation	(3,207)	(2,796)	(2,598)
Total property, plant and equipment - net	$4,543	$4,544	$4,463

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 1 year to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 year to 8 years.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Depreciation expense	$114	$130	$271	$256

NOTE 15 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the six months ended June 30, 2019:

(In millions)	Agriculture	Crop Protection	Seed	Total
Balance as of December 31, 2018[1]	$10,193	$—	$—	$10,193
Currency translation adjustment	(28)	—	—	(28)
Other goodwill adjustments and acquisitions[2]	14	—	—	14
Realignment of segments	(10,179)	4,726	5,453	—
Balance as of June 1, 2019	—	4,726	5,453	10,179
Currency translation adjustment	—	33	37	70
Balance as of June 30, 2019	$—	$4,759	$5,490	$10,249

1.	Net of accumulated impairment losses of $4,503 million.

2.	Primarily consists of the acquisition of a distributor in Greece.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. As mentioned in Note 2 - Summary of Significant Accounting Policies, as a result of the Internal Reorganizations and Realignments, the company changed its reportable segments to Seed and Crop Protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  The change in reportable segments resulted in changes to the company's reporting units for goodwill impairment testing to align with the level at which discrete financial information is available for review by management. The company’s reporting units include Seed, Crop Protection and Digital.

In connection with the change in reportable segments and reporting units, goodwill was reassigned from the former Agriculture reporting unit to the Seed, Crop Protection and Digital reporting units using a relative fair value allocation approach. As a result, the company performed a goodwill impairment analysis for the former Agriculture reporting unit immediately prior to the realignment and the newly created reporting units immediately after the realignment. The impairment analysis was performed using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs or a market approach. The company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analysis performed both immediately prior to and immediately subsequent to the realignment, the company concluded the fair value of the former Agriculture reporting unit and the newly created reporting units exceeded their carrying value, and no goodwill impairment charge was necessary.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	June 30, 2019			December 31, 2018			June 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$1,981	$(211)	$1,770	$1,985	$(154)	$1,831	$1,990	$(97)	$1,893
Developed technology[1]	1,467	(297)	1,170	974	(163)	811	924	(97)	827
Trademarks/trade names	166	(83)	83	180	(92)	88	180	(79)	101
Favorable supply contracts	475	(159)	316	475	(111)	364	475	(64)	411
Other[2]	429	(218)	211	538	(300)	238	530	(282)	248
Total other intangible assets with finite lives	4,518	(968)	3,550	4,152	(820)	3,332	4,099	(619)	3,480

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development ("IPR&D")[1]	146	—	146	576	—	576	691	—	691
Germplasm[3]	6,265	—	6,265	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	1,871	—	1,871	1,871	—	1,871	1,871	—	1,871
Other	—	—	—	11	—	11	11	—	11
Total other intangible assets	8,282	—	8,282	8,723	—	8,723	8,838	—	8,838
Total	$12,800	$(968)	$11,832	$12,875	$(820)	$12,055	$12,937	$(619)	$12,318

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $113 million and $214 million for the three and six months ended June 30, 2019, respectively, and $107 million and $196 million for the three and six months ended June 30, 2018, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2019 and each of the next five years is approximately $211 million, $406 million, $395 million, $373 million, $292 million and $277 million, respectively.

NOTE 16 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of 1 to 53 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability on the accompanying interim Condensed Consolidated Balance Sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. At June 30, 2019, the company has future maximum payments for residual value guarantees in operating leases of $103 million with final expirations through 2024. The company's lease agreements do not contain any material restrictive covenants. The components of lease cost were as follows:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$44	$85
Finance lease cost
Amortization of right-of-use assets	(19)	9
Interest on lease liabilities	—	1
Total finance lease cost	(19)	10
Short-term lease cost	2	6
Variable lease cost	2	5
Total lease cost	$29	$106

New leases entered into during the three and six months ended June 30, 2019 were not considered material. Supplemental cash flow information related to leases was as follows:

(In millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$90
Operating cash outflows from finance leases	$1
Financing cash outflows from finance leases	$8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(In millions)	June 30, 2019
Operating Leases
Operating lease right-of-use assets[1]	$553
Current operating lease liabilities[2]	152
Noncurrent operating lease liabilities[3]	428
Total operating lease liabilities	$580

Finance Leases
Property, plant, and equipment, gross	$28
Accumulated depreciation	(9)
Property, plant, and equipment, net	19
Short-term borrowings and finance lease obligations	18
Long-Term Debt	6
Total finance lease liabilities	$24

1.	Included in other assets in the interim Condensed Consolidated Balance Sheet.

2.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheet.

3.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.31
Financing leases	5.54
Weighted average discount rate
Operating leases	3.55%
Financing leases	3.26%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2019	Operating Leases	Financing Leases
(In millions)
Remainder of 2019	$95	$9
2020	136	10
2021	107	2
2022	80	1
2023	60	1
2024 and thereafter	177	2
Total lease payments	655	25
Less: Interest	75	1
Present value of lease liabilities	$580	$24

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018	December 31, 2018[1]
(In millions)
2019	$169
2020	99
2021	72
2022	56
2023	38
2024 and thereafter	78
Total	$512
1. Includes adjustments for discontinued operations and common control business combination.

NOTE 17 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Commercial paper	$1,107	$1,847	$737
Repurchase facility	777	—	1,150
Other loans - various currencies	154	19	57
Long-term debt payable within one year	2	263	1,765
Finance lease obligations payable within one year	18	25	6
Total short-term borrowings and finance lease obligations	$2,058	$2,154	$3,715

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and finance lease obligations was approximately carrying value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-Term Debt
	June 30, 2019		December 31, 2018		June 30, 2018
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures[1]:
Final maturity 2018	$—	—%	$—	—%	$1,252	1.59%
Final maturity 2019	—	—%	263	2.23%	512	2.23%
Final maturity 2020	—	—%	2,496	2.14%	3,054	1.79%
Final maturity 2021	—	—%	475	2.08%	1,568	2.07%
Final maturity 2023	—	—%	386	2.48%	1,268	2.48%
Final maturity 2024 and thereafter	—	—%	249	3.69%	2,216	3.80%
Other facilities:
Term loan due 2020[2]	—	—%	2,000	3.46%	1,500	3.00%
Other loans:
Foreign currency loans, various rates and maturities	3		3		15
Medium-term notes, varying maturities through 2041	110	2.17%	110	2.37%	110	1.22%
Finance lease obligations	6		67		9
Less: Unamortized debt discount and issuance costs	—		2		3
Less: Long-term debt due within one year	2		263		1,765
Total	$117		$5,784		$9,736

1.	See discussion of debt redemptions/repayments that follows.

2.	The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020 and the facility was repaid and terminated in May 2019.

There are no material principal payments of long-term debt over the next five years.

The estimated fair value of the company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $117 million, $5,775 million, and $9,425 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at June 30, 2019
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2019	$3,000	$2,971	May 2024	Floating Rate
Revolving Credit Facility	May 2019	3,000	3,000	May 2022	Floating Rate
2019 Repurchase Facility	February 2019	1,300	523	December 2019	Floating Rate
Total Committed and Available Credit Facilities		$7,300	$6,494

Revolving Credit Facilities
In November 2018, EID entered into a $3.0 billion 5 year revolving credit facility and a $3.0 billion 3 year revolving credit facility (the “2018 Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May, 2014. Corteva, Inc. became a party at the time of the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 2018 Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Repurchase Facility
In February 2019, EID entered into a new committed receivable repurchase facility of up to $1.3 billion (the "2019 Repurchase Facility") which expires in December 2019. From time to time, EID and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2019 Repurchase Facility, EID may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2019 Repurchase Facility is considered a secured borrowing with the customer notes receivable inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2019 Repurchase Facility have an interest rate of LIBOR + 0.75 percent.

As of June 30, 2019, $817 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2019 Repurchase Facility of $777 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

Debt Redemptions/Repayments
In July 2018, the company fully repaid $1.25 billion of 6.0 percent coupon bonds at maturity.

In the fourth quarter of 2018, the company offered to purchase for cash approximately $6.2 billion of outstanding debt securities from each registered holder of the applicable series of debt securities (the “Tender Offers”). The company retired $4.4 billion aggregate principal amount of such debt securities in connection with the Tender Offers, which expired on December 11, 2018. The retirement of these debt securities was funded with cash contributions from DowDuPont.

On March 22, 2019, EID issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

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

In March 2016, EID entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption, or “SMR Notes”) setting forth the date of redemption of the SMR Notes. On May 17, 2019 and EID redeemed and paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. EID funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest. and all rights of the holders of the SMR Notes have terminated.

EID recorded a loss on the early extinguishment of debt of $13 million related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $378 million at June 30, 2019. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $98 million at June 30, 2019. These letters of credit support commitments made in the ordinary course of business.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of June 30, 2019, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 37 and 16 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2019, December 31, 2018 and June 30, 2018, the company had directly guaranteed $164 million, $299 million, and $179 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. Of the total maximum future payments at June 30, 2019, $161 million had terms less than a year. The maximum future payments also include $8 million, $3 million, and $5 million of guarantees related to the various factoring agreements that the company enters into with its customer to sell its trade receivables at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. See Note 12 - Accounts and Notes Receivable, Net, for additional information.

The maximum future payments include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total accounts receivable balance outstanding on these agreements was $542 million, $14 million and $274 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DuPont. It is not possible to predict the outcome of these various proceedings. Although considerable uncertainty exists, management does not anticipate that the ultimate disposition of these matters will have a material adverse effect on the company's results of operations, consolidated financial position or liquidity.  However, the ultimate liabilities could be material to results of operations and the cash flows in the period recognized.

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. See Note 5 - Divestitures and Other Transactions, for additional information related to indemnifications.

Chemours/Performance Chemicals
On July 1, 2015, EID completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, EID and The Chemours Company ("Chemours") entered into a Separation Agreement (the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement and the amendment to the Chemours Separation Agreement, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.

Concurrent with the MDL Settlement (as discussed below), EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for five years, which began on July 6, 2017. During the five years, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five years, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement. There have been no charges incurred by the company under this amendment through June 30, 2019.

On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the ground that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. The defendants believe the complaint is without merit and intend to vigorously defend the company's rights, including full indemnity rights as set forth in the Chemours Separation Agreement. For additional information regarding environmental indemnification, see discussion below on page 40.

At June 30, 2019, the indemnification assets pursuant to the Chemours Separation Agreement are $68 million within accounts and notes receivable - net and $289 million within other assets along with the corresponding liabilities of $68 million within accrued and other current liabilities and $289 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and (ii) Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 1 - Background and Basis of Presentation, and Note 5 - Divestitures and Other Transactions, for additional information relating to the Separation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DuPont
Under the Corteva Separation Agreement, certain legacy EID liabilities from discontinued and/or divested operations and businesses of EID (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont will manage such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold is met, then the companies will share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement.

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses

PFAS, PFOA, PFOS and Other Related Liabilities
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs").

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment. While it is reasonably possible that the company could incur liabilities related to PFOA, any such liabilities are not expected to be material. As discussed, EID is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $21 million and an indemnification asset of $21 million at June 30, 2019, primarily related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2019, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

The Leach settlement permits class members to pursue personal injury claims for six health conditions (and no others) that an expert panel appointed under the settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits were filed in federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“MDL”). The MDL was settled in early 2017 for $670.7 million in cash, with Chemours and EID (without indemnification from Chemours) each paying half.

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At June 30, 2019, approximately 57 lawsuits were pending alleging personal injury, mostly kidney or testicular cancer, from exposure to PFOA through air or water, only 3 of which are not part of the MDL or were not filed on behalf of Leach class members. Some of the MDL cases have been scheduled for trials, the first of which is scheduled to begin in October 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other PFOA Matters
EID is a party to other PFOA lawsuits that do not involve claims for personal injury. Chemours, pursuant to the Chemours Separation Agreement, is defending and indemnifying, with reservation, EID but Chemours has refused the tender of Corteva, Inc.'s defense in the limited actions in which Corteva, Inc. has been named. Corteva believes that Chemours is obligated to indemnify Corteva, Inc. under the Chemours Separation Agreement.

New York. EID is a defendant in about 52 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and 3M supplied some of the materials used at these facilities. EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water.

New Jersey. At June 30, 2019, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action has since been voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed 4 lawsuits against EID, Chemours, 3M and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies.

Alabama / Others. EID is one of more than thirty defendants in a lawsuit by the Alabama water utility alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of New Hampshire, South Dakota, and Vermont recently filed lawsuits against EID, Chemours, 3M and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources.

Ohio. EID is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies.

Other. Approximately 150 cases have been filed against 3M and other defendants alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. At June 30, 2019, EID was named in 15 of these cases. EID did not make firefighting foam and has never made or supplied PFOS or products that contained PFOS.

In addition, the company is aware of an inquiry by the Subcommittee on Environment of the House of Representatives to DuPont, Chemours and 3M regarding exposure to PFAS and has requested certain information related to PFAS.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EID introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX. In 2017, the facility became and continues to be the subject of inquiries and government investigations relating to the alleged discharge of GenX and certain similar compounds into the air and Cape Fear River.

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served EID with a grand jury subpoena for testimony and documents related to these discharges. EID was served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours, EID, or both.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2019, three actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. The claim for medical monitoring was recently dismissed. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. The other action is on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

While it is reasonably possible that the company could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At June 30, 2019, Chemours, with reservations, is defending and indemnifying EID in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2019, the company had accrued obligations of $357 million for probable environmental remediation and restoration costs, including $49 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $725 million above the amount accrued at June 30, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 38.

The above noted $357 million accrued obligations includes the following:

	As of June 30, 2019
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$169	$169	$380
Other discontinued or divested businesses obligations[1]	—	100	228

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont	31	31	63

Environmental remediation liabilities not subject to indemnity	—	57	54
Total	$200	$357	$725

1.	Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page 38, under Corteva Separation Agreement.

2.	The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.

3.
Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - STOCKHOLDERS' EQUITY

Common Stock
As discussed in Note 1 - Background and Basis of Presentation, on June 1, 2019, Corteva, Inc.'s common stock was distributed to DowDuPont stockholders by way of a pro rata distribution. Each DowDuPont stockholder received one share of Corteva, Inc. common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. The number of Corteva, Inc. common shares issued on June 1, 2019 was 748,815,000 (par value of $0.01 per share). Information related to the Corteva Distribution and its effect on the company's financial statements are discussed throughout these Notes to the interim Consolidated Financial Statements.

There has been no additional common stock share activity for the month ended June 30, 2019.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Noncontrolling Interest
Corteva, Inc. owns 100% of the outstanding common shares of EID. However, EID does have preferred stock outstanding to third parties which is accounted for as a non-controlling interest. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

Below is a summary of the EID Preferred Stock at June 30, 2019, December 31, 2018, and June 30, 2018, which is classified as noncontrolling interests in the Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2018
Balance January 1, 2018	$(1,217)	$(2)	$95	$(53)	$(1,177)
Other comprehensive (loss) income before reclassifications	(1,011)	—	10	—	(1,001)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(2)	—	(7)
Net other comprehensive (loss) income	(1,011)	(5)	8	—	(1,008)
Balance June 30, 2018	$(2,228)	$(7)	$103	$(53)	$(2,185)

2019
Balance January 1, 2019	$(2,793)	$(26)	$(620)	$79	$(3,360)
Other comprehensive (loss) income before reclassifications	(174)	12	6	(85)	(241)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	2	(1)	12
Net other comprehensive (loss) income	(174)	23	8	(86)	(229)
Impact of Internal Reorganizations	1,113	—	101	—	1,214
Balance June 30, 2019	$(1,854)	$(3)	$(511)	$(7)	$(2,375)

1.
The cumulative translation adjustment loss for the six months ended June 30, 2018 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the European Euro ("EUR") and the Brazilian Real ("BRL"). The cumulative translation adjustment gain for the six months ended June 30, 2019 was primarily driven by the weakening of the European Euro (“EUR”) against the USD.

The tax (expense) benefit on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivative instruments	$(4)	$5	$(7)	$1
Pension benefit plans - net	11	(1)	4	(2)
Other benefit plans - net	29	—	29	—
Provision for income taxes related to other comprehensive (loss) income items	$36	$4	$26	$(1)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive (loss) income is provided as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,		Income Classification
	2019	2018	2019	2018
Derivative Instruments:	$8	$(6)	$12	$(7)	(1)
Tax expense	(2)	2	(1)	2	(2)
After-tax	$6	$(4)	$11	$(5)
Amortization of pension benefit plans:
Actuarial losses	$—	$(1)	$1	$(1)	(3)
Settlement loss (gain)	1	(1)	1	(1)	(3)
Total before tax	1	(2)	2	(2)
Tax benefit	—	—	—	—	(2)
After-tax	$1	$(2)	$2	$(2)
Amortization of other benefit plans:
Prior service benefit	$—	$—	$—	$—	(3)
Actuarial losses	(1)	—	(1)	—	(3)
Total before tax	(1)	—	(1)	—
Tax benefit	—	—	—	—	(2)
After-tax	$(1)	$—	$(1)	$—
Total reclassifications for the period, after-tax	$6	$(6)	$12	$(7)

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 20 - Pension Plans and Other Post Employment Benefits, for additional information.

NOTE 20 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

In connection with the Corteva Distribution, the company retained the benefit obligations relating to EID's principal U.S. pension plan, several other U.S. and non-U.S. pension plans and other post employment benefit plans ("OPEB"). Corteva entered into an employee matters agreement with DuPont which provides that employees of DuPont no longer participate in the benefits sponsored or maintained by the company as of the date of the Corteva Distribution and transferred certain EID's pension and OPEB obligations and associated assets to DuPont. As a result of the transfer, about $5.8 billion unfunded obligations of the pension and OPEB plans remained with Corteva, of which $319 million is supported by funding under the Trust agreement.

As a result of the Corteva Distribution, the company re-measured OPEB plans as of June 1, 2019. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2018 from 4.23% to 3.64%. The re-measurement resulted in an increase of $114 million to the company’s OPEB benefit obligations with a corresponding loss effect within other comprehensive income (loss) for the three and six months ended June 30, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Defined Benefit Pension Plans:
Service cost	$12	$36	$32	$72
Interest cost[1]	199	190	407	381
Expected return on plan assets	(282)	(302)	(586)	(607)
Amortization of unrecognized loss (gain)	1	(3)	2	(4)
Curtailment/settlement (gain) loss	(1)	(4)	(1)	(4)
Net periodic benefit credit - Total	$(71)	$(83)	$(146)	$(162)
Less: Discontinued operations[1]	(9)	(13)	(17)	(25)
Net periodic benefit credit - Continuing operations	$(62)	$(70)	$(129)	$(137)
Other Post Employment Benefits:
Service cost	$1	$2	$3	$4
Interest cost	22	22	45	43
Amortization of unrecognized gain	(1)	—	(1)	—
Net periodic benefit cost - Continuing operations	$22	$24	$47	$47

1.
Includes non-service related components of net periodic benefit credit of $(16) million and $(37) million for the three and six months ended June 30, 2019, and $(27) million and $(54) million for the three and six months ended June 30, 2018, respectively.

NOTE 21 - STOCK-BASED COMPENSATION

Prior to the Corteva Distribution, Corteva employees held equity awards, including stock options, share appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), which were denominated in DowDuPont common stock and, in some cases, in Dow Inc. common stock, and which had originally been issued under the DuPont Equity and Incentive Plan ("EIP"), the Dow Chemical Company 2012 Stock Incentive Plan or the Dow Chemical Company 1988 Award and Option Plan. In connection with the Separation on June 1, 2019, outstanding DowDuPont-denominated stock options, SARs, RSU and PSU awards were converted into Corteva-denominated awards under the “Employer Method,” or into both DuPont-denominated awards and Corteva-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Distribution. The awards have the same terms and conditions under the applicable plans and award agreements prior to the Separation transactions. The conversions of equity awards did not have a material impact to the company’s interim consolidated financial statements.

As discussed in Note 5 - Divestitures and Other Transactions, on April 1, 2019 the company entered into an employee matters agreement (the "EMA") with DuPont and Dow that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur. With some exceptions, the EMA provides for the equitable adjustment of existing equity incentive compensation awards denominated in the common stock of DowDuPont to reflect the occurrence of the Distributions.

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20,000,000 shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total stock-based compensation cost included in Income (loss) from continuing operations before income taxes within the interim Consolidated Statement of Operations was $32 million and $48 million for the three and six months ended June 30, 2019, respectively, and $22 million and $37 million for the three and six months ended June 30, 2018, respectively. The income tax benefits related to stock-based compensation arrangements were $6 million and $10 million for the three and six months ended June 30, 2019, respectively, and $4 million and $7 million for the three and six months ended June 30, 2018, respectively.

Stock Options
The exercise price of shares subject to option is equal to the market price of Corteva's stock on the date of grant. All options vest serially over a period of 3 years. Stock option awards granted under the previous plan (EIP) between 2013 and 2015 expire 7 years after the grant date and options granted between 2016 and 2018 expire 10 years after the grant date. Stock option awards granted under the Historical Dow plans between 2010 and forward expire 10 years after the grant date.

The following table summarizes stock option activity for the period June 1 through June 30, 2019 OIP:

Stock Options	For the period June 1 - June 30, 2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 1, 2019	10,468	$32.11
Forfeited/Expired	(12)	40.02
Outstanding at June 30, 2019	10,456	$32.10	5.08	$23,343
Exercisable at June 30, 2019	8,293	$30.18	4.24	$21,315

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

As of June 30, 2019, $7 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of 1.13 years.

Restricted Stock Units and Performance Share Units
RSUs granted under the EIP serially vest over 3 years. RSUs granted under the Historical Dow plans vest after a designated period of time, generally 1 year to 3 years. Upon vesting, these RSUs convert one-for-one to Corteva Common Stock. A retirement-eligible employee retains any granted awards upon retirement provided the employee has rendered at least 6 months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from 3 years to 5 years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The company grants PSUs to senior leadership. There were no PSUs granted for the six months ended June 30, 2019.

Nonvested awards of RSUs and PSUs are shown below.

	For the period June 1 - June 30, 2019
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at June 1, 2019	3,757	$35.56
Granted	80	25.03
Forfeited	(3)	38.78
Nonvested at June 30, 2019	3,834	$35.34

The weighted-average grant-date fair value of stock units granted for the period June 1 through June 30, 2019 was $25.03. As of June 30, 2019, $59 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.67 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 22 - FINANCIAL INSTRUMENTS

At June 30, 2019, the company had $1,389 million ($1,221 million and $1,307 million at December 31, 2018 and June 30, 2018, respectively) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $6 million ($5 million and $49 million at December 31, 2018 and June 30, 2018, respectively) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the consolidated balance sheets.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Derivatives designated as hedging instruments:
Commodity contracts	$76	$525	$145
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,558	$2,057	$3,866
Commodity contracts	$38	$9	$8

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

The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized.

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn and soybeans. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Beginning balance	$(25)	$9	$(26)	$(2)
Additions and revaluations of derivatives designated as cash flow hedges	16	(12)	12	—
Clearance of hedge results to earnings	6	(4)	11	(5)
Ending balance	$(3)	$(7)	$(3)	$(7)

At June 30, 2019, an after-tax net loss of $2 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$36	$(33)	$3
Total asset derivatives		$36	$(33)	$3

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$48	$(27)	$21
Total liability derivatives		$48	$(27)	$21

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

		June 30, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$153	$(35)	$118
Commodity Contracts	Other current assets	4	—	4
Total asset derivatives		$157	$(35)	$122

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$35	$9	$44
Total liability derivatives		$35	$9	$44

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$18	$(15)	$19	$1
Total derivatives designated as hedging instruments	18	(15)	19	1
Total derivatives	$18	$(15)	$19	$1

1.	OCI is defined as other comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of (Loss) Gain Recognized in Income - Pre-Tax[1]
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$(8)	$6	$(12)	$7
Total derivatives designated as hedging instruments	(8)	6	(12)	7
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(49)	177	(66)	(4)
Commodity contracts[2]	2	8	8	5
Total derivatives not designated as hedging instruments	(47)	185	(58)	1
Total derivatives	$(55)	$191	$(70)	$8

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in other income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 9 - Supplementary Information, for additional information.

NOTE 23 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

June 30, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,389
Marketable securities	6
Derivatives relating to:[2]
Foreign currency	36
Total assets at fair value	$1,431
Liabilities at fair value:
Long-term debt including debt due within one year[3]	$119
Derivatives relating to:[2]
Foreign currency	48
Total liabilities at fair value	$167

December 31, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,221
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	72
Total assets at fair value	$1,298
Liabilities at fair value:
Long-term debt including debt due within one year[3]	$6,100
Derivatives relating to:[2]
Foreign currency	21
Total liabilities at fair value	$6,121

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,307
Marketable securities	49
Derivatives relating to:[2]
Commodities	4
Foreign currency	153
Total assets at fair value	$1,513
Liabilities at fair value:
Long-term debt including debt due within one year[3]	$11,186
Derivatives relating to:[2]
Foreign currency	35
Total liabilities at fair value	$11,221

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 22 - Financial Instruments for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. See Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, for information on fair value measurements of long-term debt.

NOTE 24 - SEGMENT INFORMATION

In connection with the Internal Reorganizations and the Corteva Distribution, the company realigned its reporting structure and changed the manner in which the chief operating decision maker (“CODM”) allocates resources and assesses performance. As a result, new operating segments were created, Seed and Crop Protection. The segment reporting changes were retrospectively applied to all periods presented.

Segment operating EBITDA is the primary measure of segment profitability used by Corteva’s CODM. For purposes of the three and six months ended June 30, 2018 and the six months ended June 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) costs, environmental remediation and legal costs associated with legacy EID businesses and sites.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the Business Realignment, Internal Reorganization, the debt redemptions/repayments discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements and the Corteva Distribution as if they had been consummated on January 1, 2016.

Corporate Profile
The company conducts its global operations through the following reportable segments:

Seed
The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment is a leader in many of the company’s key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The segment offers trait technologies that improve resistance to weather, disease, insects and weeds, and trait technologies that enhance food and nutritional characteristics, and also provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, maximize yield and profitability. The segment competes in a wide variety of agricultural markets.

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment is a leader in global herbicides, insecticides, below-ground nitrogen stabilizers and pasture and range management herbicides.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2019
Net sales	$3,699	$1,857	$5,556
Segment operating EBITDA	$1,036	$450	$1,486
Segment assets[1,2]	$26,623	$13,205	$39,828

2018
Net sales	$3,864	$1,867	$5,731
Pro forma segment operating EBITDA	$1,158	$423	$1,581
Segment assets[1]	$34,703	$9,738	$44,441

1.
Segment assets at December 31, 2018 were $29,286 million and $9,346 million for Seed and Crop Protection, respectively. The reduction in segment assets between June 30, 2018 and December 31, 2018 was driven by the goodwill impairment recorded in the third quarter of 2018.

2. On June 1, 2019, as a result of changes in reportable segments, $3,382 million of goodwill was reallocated from the Seed reportable segment to the Crop Protection reportable segment.  This change was not reflected in segment assets prior to June 1, 2019.

Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2019
Net sales	$5,666	$3,286	$8,952
Pro forma segment operating EBITDA	$1,361	$670	$2,031

2018
Net sales	$6,165	$3,360	$9,525
Pro forma segment operating EBITDA	$1,598	$746	$2,344

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 [1]	2019 [1]	2018 [1]
Income (loss) from continuing operations after income taxes	$483	$375	$299	$(63)
Provision for (benefit from) income taxes on continuing operations	270	(67)	203	(179)
Income (loss) from continuing operations before income taxes	753	308	502	(242)
Depreciation and amortization	227	237	485	452
Interest income	(17)	(24)	(33)	(51)
Interest expense	34	88	93	169
Exchange losses - net [2]	32	1	59	66
Non-operating benefits - net	(32)	(55)	(74)	(106)
Significant items	455	203	640	507
Pro forma adjustments[3]	—	786	298	1,478
Corporate expenses	34	37	61	71
Segment operating EBITDA	$1,486	$1,581	$2,031	$2,344

1.	Periods prior to March 31, 2019 are on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

2.
Excludes a $(50) million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as it is included within significant items. See Note 9 - Supplementary Information for additional information.

3.	Refer to page 64 for further details of pro forma adjustments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets to total assets (in millions)	June 30, 2019	December 31, 2018	June 30, 2018
Total segment assets	$39,828	$38,632	$44,441
Corporate assets	4,170	4,417	5,094
Assets related to discontinued operations[1]	—	65,634	66,594
Total assets	$43,998	$108,683	$116,129

1.	See Note 5 - Divestitures and Other Transactions for additional information on discontinued operations.

Significant Pre-tax (Charges) Benefits Not Included in Pro Forma Segment Operating EBITDA
The three and six months ended June 30, 2019 and 2018, respectively, included the following significant pre-tax (charges) benefits which are excluded from pro forma segment operating EBITDA:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	As Reported	Pro Forma	Pro Forma	Pro Forma
Seed [1,2,3]	$(101)	$(37)	$(152)	$(83)
Crop Protection [4,5]	(2)	24	(25)	12
Corporate [6,7,8,9]	(352)	(190)	(463)	(436)
Total	$(455)	$(203)	$(640)	$(507)

1.
Includes restructuring and asset related charges of $(49) million and $(76) million for the three and six months ended June 30, 2019, respectively, and $(37) million and $(83) million for the three and six months ended June 30, 2018, respectively. The charges for 2019 relate to the Synergy Program and the DowDuPont Agriculture Division Restructuring Program. The charges for 2018 related to the Synergy Program.

2.	Includes a $(24) million loss recorded in other income - net for the six months ended June 30, 2019 related to Historical Dow’s sale of a joint venture related to synergy actions.

3.
Includes a charge of $(52) million included in cost of goods sold for the three and six months ended June 30, 2019 related to the amortization on the inventory that was stepped up to fair value in connection with the Merger.

4.
Includes restructuring and asset related charges of $(2) million and $(25) million for the three and six months ended June 30, 2019, respectively, and $(12) million for the six months ended June 30, 2018. The charges for 2019 relate to the Synergy Program and the DowDuPont Agriculture Division Restructuring Program. The charges for 2018 related to the Synergy Program.

5.	Includes a $24 million gain recorded in other income - net for the three and six months ended June 30, 2018, related to an asset sale.

6.
Includes restructuring and asset related charges of $(9) million and $(20) million for the three and six months ended June 30, 2019, respectively, and $(64) million and $(136) million for the three and six months ended June 30, 2018, respectively. The charges for 2019 and 2018 related to the Synergy Program.

7.
Includes integration and separation costs of $(330) million and $(430) million for the three and six months ended June 30, 2019. Includes integration costs of $(126) million and $(250) million for the three and six months ended June 30, 2018, respectively.

8.
Includes a $(13) million loss included in loss on early extinguishment of debt for the three and six months ended June 30, 2019 related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

9.	Includes $(50) million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, as well as expected benefits from, the separation of Corteva from DuPont, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) effect of competition and consolidation in Corteva’s industry; (ii) failure to successfully develop and commercialize Corteva’s pipeline; (iii) failure to obtain or maintain the necessary regulatory approvals for some Corteva’s products; (iv) failure to enforce Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (v) effect of competition from manufacturers of generic products; (vi) impact of Corteva’s dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (ix) effect of changes in agricultural and related policies of governments and international organizations; (x) effect of disruptions to Corteva’s supply chain, information technology or network systems; (xi) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xii) effect of volatility in Corteva’s input costs; (xiii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xiv) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xv) failure to realize the anticipated benefits of the internal reorganizations taken by DuPont in connection with the spin-off of Corteva, including failure to benefit from significant cost synergies; (xvi) risks related to the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xvii) increases in pension and other post-employment benefit plan funding obligations; (xviii) effect of compliance with laws and requirements and adverse judgments on litigation; (xix) risks related to Corteva’s global operations; (xx) effect of climate change and unpredictable seasonal and weather factors; and (xxi) effect of counterfeit products; (xxii) failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions; and (xxiii) risks related to the discontinuation of LIBOR.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in this report.

For further discussion of some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under "Risk Factors" within Exhibit 99.1 of Amendment 4 to the Form 10 and in the section titled "Risk Factors" (Part II, Item 1A of this Form 10-Q).

Recent Developments
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DowDuPont” or “DuPont”). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

Previously, DowDuPont was formed on December 9, 2015, to effect an all-stock merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and EID. On August 31, 2017 at 11:59 pm ET (the “Merger Effectiveness Time”) pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical EID each merged with wholly-owned subsidiaries of DowDuPont and became subsidiaries of DowDuPont (the “Merger”). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement.

Subsequent to the Merger, Historical Dow and Historical EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products through a series of tax-efficient transactions (collectively, the "Business Separations”). Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

Prior to the Dow Distribution, Historical Dow conveyed or transferred the assets and liabilities aligned with Historical Dow’s agriculture business to separate legal entities (“Dow Ag Entities”) and the assets and liabilities associated with its specialty products business to separate legal entities (the “Dow SP Entities”). On April 1, 2019, Dow Ag Entities and the Dow SP Entities were transferred and conveyed to DowDuPont.

In furtherance of the Business Separations, EID engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization” and the "Business Realignment," respectively) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•
the assets and liabilities aligned with EID’s materials science business, including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) were transferred or conveyed to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow;

•	the assets and liabilities aligned with the EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•	on April 1, 2019, EID transferred and conveyed its Materials Science Entities to Dow;

•	on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont; and

•	on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont.

•	on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On June 1, 2019, DowDuPont completed the Separation. Each DowDuPont stockholder received one share of Corteva common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. Upon becoming an independent company, the capital structure of Corteva consisted of 748,815,000 authorized shares of common stock (par value of $0.01 per share), which represents the number of common shares issued on June 3, 2019. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout the Notes to the interim Consolidated Financial Statements.

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns, directly or indirectly, 100% of the outstanding common stock of EID, and EID owns, directly or indirectly, 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

•
Separation and Distribution Agreement - Effective April 1, 2019, the Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Corteva Separation Agreement").

•
Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019 as amended on June 1, 2019 that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur.

•
Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 Corteva and Dow, and effective June 1, 2019 Corteva and DuPont entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation and Distribution Agreement.

•
Letter Agreement - DuPont and Corteva entered into a Letter Agreement. The Letter Agreement sets forth certain additional terms and conditions related to the Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

Debt Redemptions/Repayments
On March 22, 2019, EID issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

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

In March 2016, EID entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption, or “SMR Notes”) setting forth the date of redemption of the SMR Notes. On May 17, 2019 and EID redeemed and paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. EID funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest. and all rights of the holders of the SMR Notes have terminated.

EID recorded a loss on the early extinguishment of debt of $13 million related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded pre-tax restructuring charges of $874 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $340 million, contract termination costs of $193 million, and asset write-downs and write-offs of $341 million. The company does not anticipate any additional material charges under the Synergy Program. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

For the three and six months ended June 30, 2019, the company recorded pre-tax charges of $60 million and $122 million recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. The charge for the three months ended June 30, 2019 was comprised of contract termination costs of $49 million and asset related charges of $11 million. The charge for the six months ended June 30, 2019 was comprised of severance and related benefit costs of $14 million, contract termination costs of $69 million and asset related charges of $39 million.

Future cash payments related to this program are anticipated to be approximately $160 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within its cost synergy commitment of $1.2 billion associated with the Merger Transaction.

Note on Financial Presentation
DAS Common Control Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying interim Consolidated Financial Statements and Notes thereto include the results of DAS as of the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, to the interim Consolidated Financial Statements for additional information.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, interim Consolidated Statements of Equity and interim Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to EID ECP are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, interim Consolidated Statements of Equity and interim Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the EID Special Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Overview

The following is a summary of results from continuing operations for the three months ended June 30, 2019:

•
The company reported net sales of $5,556 million, down 3 percent versus the same quarter last year, reflecting a 2 percent decline in currency and a 1 percent decline in local price. Volume was flat as net sales increases in Latin America and Asia Pacific were offset by weather-related declines in the U.S. & Canada ("North America").

•	Cost of goods sold ("COGS") totaled $3,047 million in the second quarter of 2019, down from $3,687 million in the second quarter of 2018, primarily driven by lower amortization of inventory step-up.

•
Restructuring and asset related charges - net were $60 million in the second quarter of 2019, reflecting restructuring actions under the DowDuPont Cost Synergy Program, a decrease from $101 million in the second quarter 2018.

•
Integration and separation costs were $330 million in the second quarter of 2019, up from $249 million in the second quarter of 2018, reflecting post-Merger integration and Business Separation activities.

•	Income from continuing operations after income taxes was $483 million, up 29 percent versus the same quarter last year.

The following is a summary of the results of continuing operations for the six months ended June 30, 2019:

•
The company reported net sales of $8,952 million, down 6 percent versus the same period last year, reflecting a 3 percent decline in currency and a 3 percent decline in volume as gains in Latin America, Europe, Middle East & Africa ("EMEA"), and Asia Pacific were more than offset by the weather-related declines in North America.

•	Weather-related declines in North America resulted in a $350 million reduction in income from continuing operations before taxes for the six months ended 2019 as compared to the six months ended 2018.

•	COGS totaled $5,258 million in the six months ended 2019, down from $6,439 million in the six months ended 2018, primarily driven by lower amortization of inventory step-up.

•
Restructuring and asset related charges - net were $121 million in the six months ended 2019, reflecting restructuring actions under the DowDuPont Cost Synergy Program, a decrease from $231 million in the six months ended 2018.

•
Integration and separation costs were $542 million in the six months ended 2019, up from $444 million in the six months ended 2018, reflecting post-Merger integration and Business Separation activities.

•	Income from continuing operations after income taxes was $299 million, up from a loss of $(63) million in the same period last year.

•	The company realized cost synergies of approximately $200 million for the six months ended 2019.

In addition to the financial highlights above, the following events occurred during the second quarter of 2019:

•
The company announced a $1 billion share repurchase program to purchase Corteva’s common stock, par value $0.01 per share, without an expiration date. The company expects to complete the program over the next three years.

•	The company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on September 13, 2019, to shareholders of record on July 31, 2019.

Selected Financial Data

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$5,556	$5,731	$8,952	$9,525

Cost of goods sold	$3,047	$3,687	$5,258	$6,439
Percent of net sales	55%	64%	59%	68%

Research and development expense	$269	$354	$568	$685
Percent of net sales	5%	6%	6%	7%

Selling, general and administrative expenses	$937	$965	$1,672	$1,714
Percent of net sales	17%	17%	19%	18%

Effective tax rate on continuing operations	35.9%	(21.8)%	40.4%	74.0%

Income (loss) from continuing operations after income taxes	$483	$375	$299	$(63)

Income (loss) from continuing operations available to Corteva common stockholders	$470	$370	$278	$(81)

Basic income (loss) per share of common stock from continuing operations	$0.63	$0.49	$0.37	$(0.11)
Diluted income (loss) per share of common stock from continuing operations	$0.63	$0.49	$0.37	$(0.11)

Results of Operations

Net Sales
Net sales were $5,556 million and $5,731 million for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by weather-related delays driving lower expected planted area in corn, soybeans and canola in North America, unfavorable currency impacts driven predominately by the Euro, and competitive pricing pressures for soybeans in North America, partially offset by strong demand for new products, including IsoclastTM insecticides, ZorvecTM fungicides and ArylexTM herbicides.

	Three Months Ended June 30,
	2019		2018
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$5,556	100%	$5,731	100%
North America	3,785	68%	4,126	72%
EMEA	667	12%	687	12%
Asia Pacific	451	8%	431	8%
Latin America	653	12%	487	8%

	Q2 2019 vs. Q2 2018		Percent Change Due To:
In millions	Net Sales Growth		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(341)	(8)%	(3)%	(5)%	—%	—%
EMEA	(20)	(3)%	1%	5%	(9)%	—%
Asia Pacific	20	5%	7%	3%	(5)%	—%
Latin America	166	34%	2%	37%	(5)%	—%
Total	$(175)	(3)%	(1)%	—%	(2)%	—%

Net sales were $8,952 million and $9,525 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by weather-related delays, driving lower expected planted area in corn, soybeans and canola in North America and negatively impacting soybean herbicide and nitrogen stabilizer applications, as well as unfavorable currency impacts driven predominately by the Euro, partially offset by strong demand for new products in Latin America and EMEA.

	Six Months Ended June 30,
	2019		2018
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$8,952	100%	$9,525	100%
North America	5,177	58%	5,897	62%
EMEA	2,031	23%	2,083	22%
Asia Pacific	726	8%	686	7%
Latin America	1,018	11%	859	9%

	First Half 2019 vs. First Half 2018		Percent Change Due To:
In millions	Net Sales Growth		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(720)	(12)%	(2)%	(10)%	—%	—%
EMEA	(52)	(2)%	1%	6%	(9)%	—%
Asia Pacific	40	6%	7%	5%	(6)%	—%
Latin America	159	19%	4%	21%	(6)%	—%
Total	$(573)	(6)%	—%	(3)%	(3)%	—%

Cost of Goods Sold
COGS was $3,047 million and $3,687 million for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by the amortization of inventory step-up of $52 million for the three months ended June 30, 2019 compared with $676 million for the three months ended June 30, 2018.

COGS as a percentage of net sales was 55 percent and 64 percent for the three months ended June 30, 2019 and 2018, respectively. The amortization of inventory step-up was 1 percent and 12 percent of net sales for the three months ended June 30, 2019 and 2018, respectively.

COGS was $5,258 million and $6,439 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by the amortization of inventory step-up of $257 million for the six months ended June 30, 2019 compared with $1,315 million for the six months ended June 30, 2018, partially offset by higher input costs for Crop Protection.

COGS as a percentage of net sales was 59 percent and 68 percent for the six months ended June 30, 2019 and 2018, respectively. The amortization of inventory step-up was 3 percent and 14 percent of net sales for the six months ended June 30, 2019 and 2018, respectively.

Research and Development Expense
R&D expense was $269 million and $354 million for the three months ended June 30, 2019 and 2018, respectively. The change was primarily driven by cost synergies.

R&D as a percentage of net sales was 5 percent and 6 percent for the three months ended June 30, 2019 and 2018, respectively. The decrease was driven by cost synergies.

R&D expense was $568 million and $685 million for the six months ended June 30, 2019 and 2018, respectively. The change was primarily driven by cost synergies.

R&D as a percentage of net sales was 6 percent and 7 percent for the six months ended June 30, 2019 and 2018, respectively. The decrease was driven by synergies.

Selling, General and Administrative Expenses
SG&A expenses were $937 million and $965 million for the three months ended June 30, 2019 and 2018, respectively. The change was primarily driven by cost synergies, which were partially offset by an increase in sales commissions resulting from a change in the route to market in the Pacific Northwest of the U.S. and eastern Europe.

SG&A as a percentage of net sales was 17 percent and 17 percent for the three months ended June 30, 2019 and 2018, respectively.

SG&A expenses were $1,672 million and $1,714 million for the six months ended June 30, 2019 and 2018, respectively. The change was primarily driven by cost synergies, which were partially offset by an increase in sales commissions resulting from a change in the route to market in the Pacific Northwest of the U.S. and eastern Europe, and a settlement of a legal matter.

SG&A as a percentage of net sales was 19 percent and 18 percent for the six months ended June 30, 2019 and 2018, respectively.

Amortization of Intangibles
Intangible asset amortization was $113 million and $107 million for the three months ended June 30, 2019 and 2018, respectively, and $214 million and $196 million for the six months ended June 30, 2019 and 2018, respectively. The increase was largely due to the reclassification of amounts from indefinite-lived in-process research and development ("IPR&D") to developed technology as a result of the company's expanded launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. See Note 15 to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $60 million and $101 million for the three months ended June 30, 2019 and 2018, respectively. The charges in the second quarter of 2019 was comprised of $49 million of contract termination costs and $11 million of asset related charges associated with the Synergy Program. The charges in the second quarter of 2018 was comprised of $64 million of severance and related benefits, $23 million of contract termination costs and $14 million of asset related charges, associated with the Synergy Program.

Restructuring and asset related charges - net were $121 million and $231 million for the six months ended June 30, 2019 and 2018, respectively. The charges in the first half of 2019 was primarily comprised of $14 million of severance and related benefit costs, $69 million of contract termination costs, and $39 million of asset related charges associated with the Synergy Program. The charges in the first half of 2018 was comprised of $137 million of severance and related benefit costs, $37 million of contract termination charges and $57 million of asset related charges, associated with the DowDuPont Cost Synergy Program. See Note 7 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $330 million and $249 million for the three months ended June 30, 2019 and 2018, respectively, and $542 million and $444 million for the six months ended June 30, 2019 and 2018, respectively. These costs primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Business Separations.

Other Income - Net
Other income - net was $0 million and $128 million for the three months ended June 30, 2019 and 2018, respectively. The three months ended June 30, 2019 included a non-operating pension and other post employment benefit credit of $46 million, and interest income of $17 million offset by $36 million loss on sale of receivables and net exchange losses of $32 million. The three months ended June 30, 2018 included a non-operating pension and other post employment benefit credit of $70 million, and interest income of $24 million as well as $24 million gain related to an asset sale.

Other income - net was $31 million and $111 million for the six months ended June 30, 2019 and 2018, respectively. The six months ended June 30, 2019 included a non-operating pension and other post employment benefit credit of $97 million and interest income of $33 million partially offset by $37 million loss on sale of receivables and foreign exchange losses of $59 million. The six months ended June 30, 2018 included foreign exchange losses of $116 million more than offset by non-operating pension and other post employment benefit credit of $137 million and interest income of $51 million, as well as $24 million gain related an asset sale.

The change in non-operating pension and other post employment benefit is from higher interest cost due to increasing discount rates.

See Note 9 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $34 million and $88 million for the three months ended June 30, 2019 and 2018, respectively, and $93 million and $169 million for the six months ended June 30, 2019 and 2018, respectively. The change was primarily driven by lower average debt balances.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $270 million for the three months ended June 30, 2019 on pre-tax income from continuing operations of $753 million, resulting in an effective tax rate of 35.9 percent.  During the three months ended June 30, 2019, the company recorded a tax charge of $114 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $96 million related to application of the Tax Cuts and Jobs Act ("The Act")'s foreign tax provisions, as well as other net unfavorable impacts related to integration and separation costs. Those unfavorable impacts were partially offset by a $21 million benefit associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as geographic mix of earnings.

The company’s benefit from income taxes on continuing operations was $(67) million for the three months ended June 30, 2018 on a pre-tax income from continuing operations of $308 million, resulting in an effective tax rate of (21.8) percent. The effective tax rate was favorably impacted by costs associated with the Merger with Dow and asset related charges, as well as geographic mix of earnings. Those favorable impacts were partially offset by unfavorable impacts associated with non-tax-deductible amortization of the fair value step-up in inventory as a result of the Merger, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, as well as an incremental net provisional charge of $7 million associated with the enactment of The Act.

The company’s provision for income taxes on continuing operations was $203 million for the six months ended June 30, 2019 on pre-tax income from continuing operations of $502 million, resulting in an effective tax rate of 40.4%.  During the six months ended June 30, 2019, the company recorded a tax charge of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $96 million related to application of The Act’s foreign tax provisions, as well as other net unfavorable impacts related to integration and separation costs. Additionally, the effective tax rate was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger. These unfavorable impacts were partially offset by a first quarter tax benefit of $102 million related to an internal legal entity restructuring associated with the Business Separations, certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as geographic mix of earnings.

The company’s benefit for income taxes on continuing operations was $(179) million for the six months ended June 30, 2018 on a pre-tax loss from continuing operations of $(242) million, resulting in an effective tax rate of 74.0%. The effective tax rate was favorably impacted by costs associated with the Merger with Dow and asset related charges, certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as geographic mix of earnings. Those favorable impacts were partially offset by unfavorable impacts associated with non-tax-deductible amortization of the fair value step-up in inventory as a result of the Merger, as well as an incremental net provisional charge of $55 million associated with the enactment of The Act.

(Loss) Income from Discontinued Operations After Tax
(Loss) income from discontinued operations after tax was $(1,077) million and $323 million for the three months ended June 30, 2019 and 2018, respectively, and $(717) million and $674 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily driven by the goodwill impairment charge of $1,102 million and an other-than-temporary impairment charged related to an equity method investment held by EID's specialty products businesses. Refer to Note 5 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information.

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva are presented to illustrate the effects of the Merger, the Business Realignment and Internal Reorganization, the debt redemptions/repayments discussed in Recent Developments, and the Corteva Distribution as if they had been consummated on January 1, 2016. For the periods presented below, Corteva’s results for all periods prior to the Business Realignment and Internal Reorganization consist of the combined results of operations for Historical EID and DAS, and Corteva’s results for all periods after the Business Realignment and Internal Reorganization represent the consolidated balances of the company. The unaudited pro forma statements of operations below were prepared in accordance with Article 11 of Regulation S-X, and events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the Business Realignment and Internal Reorganization, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statements of operations. The unaudited pro forma combined statements of operations do not reflect restructuring or integration activities or other costs following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

The unaudited pro forma statements of operations have been presented for informational purposes only and are not necessarily indicative of what Corteva’s results of operations actually would have been had the above transactions been completed on January 1, 2016. In addition, the unaudited pro forma statements of operations do not purport to project the future operating results of the company. The unaudited pro forma statements of operations were based on and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Information Statement included in its Registration Statement on Form 10, as amended, filed with the SEC on May 6, 2019 ("Form 10").

Unaudited Pro Forma Statement of Operations	Three Months Ended June 30, 2018
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$5,731	$—	$—	$—	$5,731
Cost of goods sold	3,687	(676)	—	13	3,024
Research and development expense	354	—	—	(1)	353
Selling, general and administrative expenses	965	—	—	1	966
Amortization of intangibles	107	—	—	—	107
Restructuring and asset related charges - net	101	—	—	—	101
Integration and separation costs	249	—	—	(123)	126
Other income - net	128	—	—	—	128
Loss on early extinguishment of debt	—				—
Interest expense	88	—	(67)	—	21
Income from continuing operations before income taxes	308	676	67	110	1,161
(Benefit from) provision for income taxes on continuing operations	(67)	130	15	115	193
Income from continuing operations after income taxes	375	546	52	(5)	968
Net income from continuing operations attributable to noncontrolling interests	5	—	—	—	5
Net income attributable to Corteva	$370	$546	$52	$(5)	$963

Per share common data
Earnings per share of common stock from continuing operations - basic					$1.29
Earnings per share of common stock from continuing operations - diluted					$1.29

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense of $67 million for the three months ended June 30, 2018 related to the debt redemptions/repayments.

3.
Adjustments directly attributable to the separations and distributions of Corteva, Inc. includes the following: removal of Telone® Soil Fumigant business (“Telone®”) results (as Telone® did not transfer to Corteva as part of the common control combination of DAS); impact from the distribution agreement entered into between Corteva and Dow that allows for Corteva to become the exclusive distributor of Telone® products for Dow; elimination of one-time transaction costs directly attributable to the Corteva Distribution; the impact of certain manufacturing, leasing and supply agreements entered into in connection with the Corteva Distribution; and the related tax impacts of these items.

Unaudited Pro Forma Statement of Operations	Six Months Ended June 30, 2019
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$8,952	$—	$—	$—	$8,952
Cost of goods sold	5,258	(205)		16	5,069
Research and development expense	568				568
Selling, general and administrative expenses	1,672			3	1,675
Amortization of intangibles	214				214
Restructuring and asset related charges - net	121				121
Integration and separation costs	542			(112)	430
Other income - net	31				31
Loss on early extinguishment of debt	13				13
Interest expense	93		(45)		48
Income from continuing operations before income taxes	502	205	45	93	845
Provision for income taxes on continuing operations	203	36	10	1	250
Income from continuing operations after income taxes	299	169	35	92	595
Net income from continuing operations attributable to noncontrolling interests	21	—	—	—	21
Net income attributable to Corteva	$278	$169	$35	$92	$574

Per share common data
Earnings per share of common stock from continuing operations - basic					$0.77
Earnings per share of common stock from continuing operations - diluted					$0.77

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.7

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense of $45 million for the six months ended June 30, 2019 related to the debt redemptions/repayments.

3.
Adjustments directly attributable to the separations and distributions of Corteva, Inc. includes the following: removal of Telone®; impact from the distribution agreement entered into between Corteva and Dow that allows for Corteva to become the exclusive distributor of Telone® products for Dow; elimination of one-time transaction costs directly attributable to the Corteva Distribution; the impact of certain manufacturing, leasing and supply agreements entered into in connection with the Corteva Distribution; and the related tax impacts of these items.

Unaudited Pro Forma Statement of Operations	Six Months Ended June 30, 2018
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$9,525	$—	$—	$—	$9,525
Cost of goods sold	6,439	(1,315)	—	31	5,155
Research and development expense	685	—	—	(1)	684
Selling, general and administrative expenses	1,714	—	—	1	1,715
Amortization of intangibles	196	—	—	—	196
Restructuring and asset related charges - net	231	—	—	—	231
Integration and separation costs	444	—	—	(194)	250
Other income - net	111	—	—	—	111
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense	169	—	(131)	—	38
(Loss) income from continuing operations before income taxes	(242)	1,315	131	163	1,367
(Benefit from) provision for income taxes on continuing operations	(179)	240	31	130	222
(Loss) income from continuing operations after income taxes	(63)	1,075	100	33	1,145
Net income from continuing operations attributable to noncontrolling interests	18	—	—	—	18
Net (loss) income attributable to Corteva	$(81)	$1,075	$100	$33	$1,127

Per share common data
Earnings per share of common stock from continuing operations - basic					$1.50
Earnings per share of common stock from continuing operations - diluted					$1.50

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense of $131 million for the six months ended June 30, 2018 related to the debt redemptions/repayments.

3.
Adjustments directly attributable to the separations and distributions of Corteva, Inc. includes the following: removal of Telone®; impact from the distribution agreement entered into between Corteva and Dow that allows for Corteva to become the exclusive distributor of Telone® products for Dow; elimination of one-time transaction costs directly attributable to the Corteva Distribution; the impact of certain manufacturing, leasing and supply agreements entered into in connection with the Corteva Distribution; and the related tax impacts of these items.

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: Seed and Crop Protection. The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment offers trait technologies that improve resistance to weather, disease, insects and weeds, and trait technologies that enhance food and nutritional characteristics, and also provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, maximize yield and profitability. The segment competes in a wide variety of agricultural markets.
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment is a leader in global herbicides, insecticides, below-ground nitrogen stabilizers and pasture and range management herbicides.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2019 compared with the same period in 2018. For purposes of the three and six months ended June 30, 2018 and the six months ended June 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the Business Realignment, Internal Reorganization, the debt redemptions/repayments discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements and the Corteva Distribution as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 64). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) costs, environmental remediation and legal costs associated with legacy businesses and sites of EID. See Note 24 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of pro forma segment operating EBITDA to income from continuing operations before income taxes for the three and six months ended June 30, 2019 and 2018 is included in Note 24 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net sales	$3,699	$3,864	$5,666	$6,165
Pro forma segment operating EBITDA [1]	$1,036	$1,158	$1,361	$1,598

1.	The three months ended June 30, 2019 are on an as reported basis.

Seed	Q2 2019 vs. Q2 2018		Percent Change Due To:
	Net Sales Growth		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(180)	(5)%	(2)%	(3)%	—%	—%
EMEA	7	3%	(1)%	14%	(10)%	—%
Asia Pacific	(8)	(5)%	1%	(1)%	(5)%	—%
Latin America	16	9%	(1)%	14%	(4)%	—%
Total	$(165)	(4)%	(2)%	(1)%	(1)%	—%

Seed	First Half 2019 vs. First Half 2018		Percent Change Due To:
In millions	Net Sales Growth		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(466)	(10)%	(2)%	(8)%	—%	—%
EMEA	(11)	(1)%	1%	8%	(10)%	—%
Asia Pacific	(9)	(4)%	2%	1%	(7)%	—%
Latin America	(13)	(3)%	—%	2%	(5)%	—%
Total	$(499)	(8)%	(1)%	(4)%	(3)%	—%

Seed
Seed net sales were $3,699 million in the second quarter of 2019, down from $3,864 million in the second quarter of 2018. The decrease was primarily due to a 2 percent decline in local price, a 1 percent decline in currency, and a 1 percent decline in volume.

The decrease in local price was driven by competitive pressure in soybeans in North America as well as an increase in corn seed replant in the U.S. Unfavorable currency impacts were due primarily to the Euro. The decline in volume was driven by significant weather-related planting delays and flooding in North America, leading to a reduction in expected planted acres for corn, soybeans, and canola. These volume declines were partially offset by corn sales recovered from the first quarter weather-related delays and a change in the route to market in the Pacific Northwest of the U.S. and eastern Europe, which shifted sales recognition from the first to the second quarter, coupled with increased demand in EMEA for corn and sunflower seed and strong early demand for corn in Latin America.

Segment operating EBITDA was $1,036 million in the second quarter of 2019, down 11 percent from pro forma segment operating EBITDA of $1,158 million in the second quarter of 2018. Competitive pricing pressure and lower margins more than offset cost synergies in R&D and ongoing cost reduction management.

Seed net sales were $5,666 million for the first six months of 2019, down from $6,165 million in the first six months of 2018. The decrease was primarily due to a 4 percent decline in volume, a 3 percent decline in currency, and a 1 percent decline in local price.

The decline in volume was driven by weather-related delays and flooding in North America, leading to a reduction in expected planted acres for soybeans and corn, and early deliveries of corn in the fourth quarter of 2018. These declines were partially offset by favorable demand leading to a strong corn season in EMEA. Unfavorable currency impacts were primarily due to the Euro. The decrease in local price was driven by competitive pressure in soybeans in North America as well as an increase in corn seed replant in the U.S.

Pro forma segment operating EBITDA was $1,361 million for the first six months of 2019, down 15 percent from pro forma segment operating EBITDA of $1,598 million for the first six months of 2018. Volume declines in North America, competitive pricing pressure, and the unfavorable impact of currency more than offset cost synergies in R&D and ongoing cost reduction management.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net sales	$1,857	$1,867	$3,286	$3,360
Pro forma Segment Operating EBITDA [1]	$450	$423	$670	$746

1.	The three months ended June 30, 2019 are on an as reported basis.

Crop Protection	Q2 2019 vs. Q2 2018		Percent Change Due To:
In millions	Net Sales Growth		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(161)	(19)%	(5)%	(13)%	—%	(1)%
EMEA	(27)	(6)%	2%	(1)%	(7)%	—%
Asia Pacific	28	10%	11%	4%	(5)%	—%
Latin America	150	47%	3%	49%	(5)%	—%
Total	$(10)	(1)%	—%	3%	(4)%	—%

Crop Protection	First Half 2019 vs. First Half 2018		Percent Change Due To:
In millions	Net Sales Growth		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(254)	(18)%	(2)%	(15)%	(1)%	—%
EMEA	(41)	(4)%	1%	4%	(9)%	—%
Asia Pacific	49	11%	9%	7%	(5)%	—%
Latin America	172	36%	6%	37%	(7)%	—%
Total	$(74)	(2)%	2%	1%	(5)%	—%

Crop Protection
Crop protection net sales were $1,857 million in the second quarter of 2019, down from $1,867 million in the second quarter of 2018. A 4 percent decline in currency, primarily due to the Euro, more than offset a 3 percent increase in volume. Local price was flat.

Volume growth in the segment was primarily driven by strong early demand for spinosyns insecticides and seed applied technologies in Latin America, which shifted approximately $80 million of sales from the third quarter, and sales from new products, including ZorvecTM fungicide, IsoclastTM insecticide and ArylexTM herbicide, which increased 73 percent from the prior year. This growth was partially offset by weather-related delays in North America, which negatively impacted corn and soybean herbicide and nitrogen stabilizer applications.

Segment operating EBITDA was $450 million in the second quarter of 2019, up 6 percent from pro forma segment operating EBITDA of $423 million in the second quarter of 2018. Cost synergies, ongoing cost reduction management, and sales from new products more than offset the unfavorable impact of currency.

Crop protection net sales were $3,286 million for the first six months of 2019, down from $3,360 million in the first six months of 2018. The decrease was primarily due to a 5 percent decline in currency, partially offset by a 2 percent increase in local price and a 1 percent increase in volume.

Unfavorable currency impacts due to the Euro were partially offset by increases in local price to offset currency pressure in Latin America. The increase in volume was driven by new product launches, including ZorvecTM fungicide and IsoclastTM insecticide, which increased 56 percent from the prior year half, and strong early demand for spinosyns insecticides in Latin America, partially offset by weather-related delays in North America.

Pro forma segment operating EBITDA was $670 million for the first six months of 2019, down 10 percent from pro forma segment operating EBITDA of $746 million for the first six months of 2018. The unfavorable impact of currency, volume declines in North America, and higher input costs more than offset cost synergies and ongoing cost reduction management.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Exhibit 99.1 of Amendment 4 to the Form 10. Discussion below provides the updates to this information for the six months ended June 30, 2019.

(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2018
Cash, cash equivalents and marketable securities	$2,083	$2,275	$2,745
Total debt	$2,175	$7,938	$13,451

The company's cash, cash equivalents and marketable securities at June 30, 2019, December 31, 2018, and June 30, 2018 were $2,083 million, $2,275 million and $2,745 million, respectively. Total debt at June 30, 2019, December 31, 2018, and June 30, 2018 was $2,175 million, $7,938 million, and $13,451 million, respectively. The decrease in cash and debt balances was primarily due to debt redemption/repayment transactions. See further information under the Debt Redemptions/Repayments section.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending and pension obligations. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities.

The company had access to approximately $6.9 billion, $5.8 billion, and $6.4 billion in committed and uncommitted unused credit lines at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc became a party to the 2018 Revolving Credit Facilities upon the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The 2018 Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2019 the company was in compliance with these covenants.

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
The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including commercial paper, a receivable repurchase facility, factoring and cash from operations.

In February 2019, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2019 Repurchase Facility") which expires in December 2019. From time to time, the company and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2019 Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.
The company has factoring agreements with third-party financial institutions primarily in Latin America to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce our receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 12 - Accounts and Notes Receivable, Net, to the interim Consolidated Financial Statements for more information.

The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of our seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for more information on the company’s guarantees.

Debt Redemptions/Repayments
In July 2018, the company fully repaid $1.25 billion of 6.0 percent coupon bonds at maturity.

In the fourth quarter of 2018, the company offered to purchase for cash approximately $6.2 billion of outstanding debt securities from each registered holder of the applicable series of debt securities (the “Tender Offers”). The company retired $4.4 billion aggregate principal amount of such debt securities in connection with the Tender Offers, which expired on December 11, 2018. The retirement of these debt securities was funded with cash contributions from DowDuPont.

On March 22, 2019, EID issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

(in millions)	Amount
4.625% Notes due 2020	$474
3.625% Notes due 2021	296
4.250% Notes due 2021	163
2.800% Notes due 2023	381
6.500% Debentures due 2028	57
5.600% Senior Notes due 2036	42
4.900% Notes due 2041	48
4.150% Notes due 2043	69
Total	$1,530

The Make Whole Notes were redeemed on April 22, 2019 at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated. For further information on the Make Whole Notes, see Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements and Recent Developments.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. On May 2, 2019 EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019. For further information on the termination of the Term Loan Facility, see Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements and Recent Developments.

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption or “SMR Notes”) setting forth the date of redemption of the SMR Notes. The date of redemption was May 17, 2019 and the company paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. The company funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest and all rights of the holders of the SMR Notes have terminated.

The company's cash, cash equivalents and marketable securities at June 30, 2019, December 31, 2018, and June 30, 2018 are $2.1 billion, $2.3 billion, and $2.7 billion, respectively, of which $1.9 billion at June 30, 2019, $1.7 billion at December 31, 2018, and $2.3 billion at June 30, 2018 was held by subsidiaries in foreign countries, including United States territories.

The Act required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries (see Note 10 - Income Taxes, to the interim Consolidated Financial Statements for further details of The Act). Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and / or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements.  The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries.  The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments.  At June 30, 2019, management believed that sufficient liquidity is available in the U.S. The company is anticipating second half 2019 repatriation activities of approximately $300 million with little to minimal amount of foreign withholding tax.

Summary of Cash Flows
Cash used for operating activities was $1.1 billion for the six months ended June 30, 2019 compared to $1.6 billion for the six months ended June 30, 2018. The change was primarily driven by working capital benefits.

Cash used for investing activities was $0.7 billion for the six months ended June 30, 2019 compared to $2 million provided by investing activities for the six months ended June 30, 2018. The change was due primarily to a decrease in net proceeds from sales and maturities of investments and higher capital expenditures, partially offset by lower purchases of investments.

Cash used for financing activities was $0.7 billion for the six months ended June 30, 2019 and $1.2 billion for the six months ended June 30, 2018. The change was due primarily to a net increase in contributions from Dow and DowDuPont, primarily for repayment of long-term debt, and a decrease in distributions to Dow and DowDuPont, partially offset by transfers of cash to DuPont at spinoff.

In June 2019, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on September 13, 2019, to shareholders of record on July 31, 2019.

Guarantees and Off-Balance Sheet Arrangements
Detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Exhibit 99.1 of Amendment 4 to the Form 10, and Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Critical Accounting Estimates
The company's significant accounting policies are more fully described in Note 1 - "Summary of Significant Accounting Policies," within Exhibit 99.2 of Amendment 2 to the Form 10. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

Valuation of Assets and Impairment Considerations
The company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and / or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities.

As a result of the Internal Reorganizations and Realignments, the company changed its reportable segments to Seed and Crop Protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  The change in reportable segments resulted in changes to our reporting units for goodwill impairment testing to align with the level at which discrete financial information is available for review by management. The company’s reporting units are Seed, Crop Protection and Digital.
Due to this change in reportable segments and reporting units, goodwill was reassigned from the former Agriculture reporting unit to the three newly created reporting units using a relative fair value allocation approach. As a result, the company performed a goodwill impairment analysis for the former Agriculture reporting unit immediately prior to the realignment and for Seed, Crop Protection and Digital immediately after the realignment. The impairment analysis was performed for each reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs or a market approach. The company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analysis performed both immediately prior to and immediately subsequent to the realignment, the company concluded the fair value of the former Agriculture reporting unit and the newly created reporting units exceeded their carrying value, and no goodwill impairment charge was necessary. In the testing of the new reporting units, the fair value of the Seed reporting unit indicates the excess fair value over carrying value is approximately 10 percent. The Crop Protection and Digital reporting units’ fair value substantially exceed the carrying value. The fair value of reporting units could be negatively affected by changes in federal, state, or local regulations or economic downturns.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at June 30, 2019	Remainder of 2019	2020-2021	2022-2023	2024 and beyond
Long-term debt and finance lease obligations[1]	$135	$9	$12	$2	$112
Expected cumulative cash requirements for interest payments through maturity	46	1	4	4	37
Operating leases	655	95	243	140	177
Purchase obligations[2]
Information technology infrastructure & services	21	14	7	—	—
Raw material obligations	1,413	226	730	327	130
Other	51	8	22	21	—
Total purchase obligations	1,485	248	759	348	130
Other liabilities[1,3]
Pension and other post employment benefits	5,820	135	531	1,462	3,692
Workers' compensation	73	9	27	14	23
Environmental remediation	356	111	124	60	61
License agreements[4]	796	110	335	260	91
Other[5]	154	58	26	21	49
Total other long-term liabilities	7,199	423	1,043	1,817	3,916
Total contractual obligations[6]	$9,520	$776	$2,061	$2,311	$4,372

1.	Included in the interim Consolidated Financial Statements.

2.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3.
The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours and DuPont in accordance with the Chemours Separation Agreement and the Separation Agreement (related to the Corteva Distribution), respectively. Refer to Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for additional detail related to the indemnifications.

4.	Represents undiscounted remaining payments under Pioneer license agreements ($751 million on a discounted basis).

5.	Primarily represents employee-related benefits other than pensions and other post employment benefits.

6.
Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 10 - Income Taxes, to the interim Consolidated Financial Statements for additional detail.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 22 - Financial Instruments, to the interim Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Exhibit 99.1 of Amendment 4 to the Form 10, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

Corteva, Inc.

a)        Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2019, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

In connection with the separations and Corteva Distribution, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been replicated, transferred or separated. The company continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

E. I. du Pont de Nemours and Company

a)        Evaluation of Disclosure Controls and Procedures

EID maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in their reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2019, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

In connection with the separations and Corteva Distribution, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been replicated, transferred or separated. EID continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DuPont.

Litigation related to Corteva’s current businesses
La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EID's La Porte, Texas, facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva is assessing the recommendations and developing a plan to address and respond to the report. Corteva continues to cooperate with other governmental agencies, including the U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and criminal penalties against Corteva.

Litigation and Environmental Proceedings related to legacy EID businesses unrelated to Corteva’s current businesses
As discussed below and in Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of its separation from DuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs").

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions below are included per Item 103(5)(c) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. EID, the EPA and the DOJ began discussions in Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, EID began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions continue.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana.  EID sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. In the spring of 2017, the EPA, the DOJ, the Louisiana Department of Environmental Quality, EID and Denka began discussions relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue.

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to a number of companies, including Chemours, DuPont, and EID. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EID sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

Chemours has agreed, with reservations, to defend and indemnify the company in this matter.

New Jersey Directive Pompton Lakes
On March 27, 2019, the NJDEP issued to Chemours and EID a Natural Resource Damages Directive relating to chemical contamination (non-PFAS) at and around EID’s former Pompton Lakes facility in New Jersey.  The Directive alleges that this contamination has harmed the natural resources of New Jersey. It seeks $125,000 as reimbursement for the cost of preparing a natural resource damages assessment, which the State will use to determine the extent of such damage and the amount it expects to seek to restore the affected natural resources to their pre-damage state.

Chemours has agreed, with reservations, to defend and indemnify the company in this matter.

Item 1A. RISK FACTORS

Corteva participates in an industry that is highly competitive and has undergone consolidation, which could increase competitive pressures.

Corteva currently faces significant competition in the markets in which it operates. In most segments of the market, the number of products available to the grower is steadily increasing as new products are introduced. At the same time, certain products are coming off patent and are thus available to generic manufacturers for production and commercialization. Additionally, data analytic tools and web-based new direct purchase models offer increased transparency and comparability, which creates price pressures. Corteva cannot predict the pricing or promotional actions of its competitors. Aggressive marketing or pricing by Corteva’s competitors could adversely affect Corteva’s business, results of operations and financial conditions. As a result, Corteva anticipates that it will continue to face significant competitive challenges

The successful development and commercialization of Corteva’s pipeline products will be necessary for Corteva’s growth.

Corteva uses advanced breeding technologies to produce hybrids and varieties with superior performance in farmers’ fields and uses biotechnology to introduce traits that enhance specific characteristics of its crops. Corteva also uses advanced analytics, software tools, mobile communications and new planting and monitoring equipment to provide agronomic recommendations to growers. Additionally, Corteva conducts research into biological and chemical products to protect farmers’ crops from pests and diseases and enhance plant productivity.

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

Environmental and health and safety laws, regulations and standards expose Corteva to the risk of substantial costs and liabilities, including liabilities associated with Corteva’s business and the discontinued and divested businesses and operations of EID. As is typical for businesses like Corteva’s, soil and groundwater contamination has occurred in the past at certain sites and may be identified at other sites in the future. Disposal of waste from Corteva’s business at off-site locations also exposes it to potential remediation costs. Consistent with past practice, Corteva is continuing to monitor, investigate and remediate soil and groundwater contamination at several of these sites.

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

Like most major corporations, Corteva is the target of industrial espionage, including cyber-attacks, from time to time. Corteva has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, to date, Corteva has not experienced any material financial impact, changes in the competitive environment or impact on business operations that Corteva attributes to these attacks. Although management does not believe that Corteva has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that Corteva will not suffer such losses in the future.

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

Corteva expects its distribution model will service customers primarily through the Pioneer direct sales channel in key agricultural geographies, including the United States. In addition, Corteva expects to supplement this approach with strong retail channels, including distributors, agricultural cooperatives and dealers, and with digital solutions that assist farmer decision-making with a view to optimize their product selection and maximize their yield and profitability. While Corteva expects the indirect channels and its digital platform will extend its reach and increase exposure of its products to other potential customers, including smaller farmers or farmers in less concentrated areas, there can be no assurance that Corteva will be successful in this regard. If a competitor were to successfully establish an intermediary platform for distribution of Corteva’s products, especially with respect to Corteva’s digital platform, it may disrupt Corteva’s distribution model and inhibit Corteva’s ability to provide a complete go-to-market strategy covering the direct, dealer and retail channels. In such a circumstance, Corteva’s sales may be adversely affected.

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

Corteva may be unable to achieve all the benefits that it expects to achieve from the Internal Reorganization. Combining the agriculture businesses of EID and Historical Dow may be more difficult, costly or time-consuming than expected, which may adversely affect Corteva’s results and negatively affect the value of Corteva common stock.

Since the Merger, Corteva has benefitted from and expects to continue to benefit from significant cost synergies through the DowDuPont Cost Synergy Program (the “Synergy Program”) which was designed to integrate and optimize the organization in preparation for the separation of DowDuPont’s materials science business through the separation and distribution of Dow (which occurred on April 1, 2019) and the separation of DowDuPont’s agriculture business through Corteva’s separation and distribution (which occurred on June 1, 2019). This integration and optimization was designed to be achieved through production cost efficiencies, enhancement of the agricultural supply chain, elimination of duplicative agricultural research and development programs, optimization of Corteva’s global footprint across manufacturing, sales and research and development, the reduction of corporate and leveraged services costs, and the realization of significant procurement synergies. In addition, Corteva’s management also expects Corteva will achieve growth synergies and other meaningful savings and benefits as a result of Corteva’s separation and distribution.

Combining EID and Historical Dow’s independent agriculture businesses and preparing for Corteva’s separation and distribution were complex, costly and time-consuming processes and management may face significant challenges in implementing or realizing the currently expected synergies from Corteva’s separation and distribution, many of which may be beyond the control of management, including, without limitation:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration or separation process, including with respect to the intended tax efficient transactions;

•	unanticipated issues in integrating, replicating or separating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined agriculture company and the intended tax efficient separation transactions;

•	coordinating geographically separate organizations;

•	failing to successfully optimize Corteva’s facilities footprint;

•	failing to take advantage of Corteva’s global supply chain;

•	failing to identify and eliminate duplicative programs; and

•	failing to otherwise integrate EID’s or Historical Dow’s respective agriculture businesses, including their technology platforms.

Some of these factors are outside of Corteva’s control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact Corteva’s business, financial condition and results of operations.

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

Corteva has additional agreements with financial institutions to establish programs that provide financing for select customers of Corteva’s seed and crop protection products in the United States, Latin America, Europe and Asia. The programs are renewed on an annual basis. In most cases, EID or the agriculture business of Historical Dow guarantees the extension of such credit to such customers. If Corteva is unable to renew these agreements or access the debt markets to support customer financing Corteva’s sales may be negatively impacted, which could result in increased borrowing needs to fund working capital.

Corteva’s earnings, operations and business, among other things, will impact its credit ratings, costs and availability of financing. A decrease in the ratings assigned to Corteva or EID by the ratings agencies may negatively impact Corteva’s access to the debt capital markets and increase Corteva’s cost of borrowing and the financing of its seasonal working capital.

There can be no assurance that Corteva or EID will maintain its current or prospective credit ratings. Any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on Corteva’s liquidity, capital position or access to capital markets.

Corteva’s customers may be unable to pay their debts to Corteva, which could adversely affect Corteva’s results.

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

Increases in pension and other post-employment benefit plan funding obligations may adversely affect Corteva’s results of operations, liquidity or financial condition.

Through Corteva’s ownership of EID, Corteva maintains certain EID defined benefit pension and other post-employment benefit plans. For some of these plans, including EID’s principal U.S. pension plan, Corteva will continue as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EID’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. Corteva may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

Corteva’s business, results of operations and financial condition could be adversely affected by environmental, litigation and other commitments and contingencies.

As a result of Corteva’s operations, including past operations and those related to divested businesses and discontinued operations of EID, Corteva incurs environmental operating costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring and obtaining permits. Corteva also incurs environmental operating costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. In addition, Corteva maintains and periodically reviews and adjusts its accruals for probable environmental remediation and restoration costs.

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

Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Although Corteva has operations throughout the world, Corteva’s pro forma sales outside the United States in 2018 were principally to customers in Eurozone countries, Brazil and Canada. Further, Corteva’s largest currency exposures are the European euro and the Brazilian real. Market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

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

Corteva assesses both goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. An impairment is recorded when the carrying value of a reporting unit exceeds its fair value. As a result of the Merger, the carrying value of EID’s net assets was adjusted from historical cost to fair value, therefore increasing the risk of impairments. Future impairments of goodwill or intangible assets could be recorded as a non-cash charge in results of operations due to changes in assumption, estimates or circumstances and there can be no assurance that such impairments would be immaterial to Corteva.

Discontinuation, reform or replacement of the London Interbank Offered Rate (“LIBOR”) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our credit facilities. We may in the future pursue amendments to our credit facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

For Corteva's risks related to the Separation and Corteva's common stock, refer to Corteva's information statement filed as Exhibit 99.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-38710) filed by Corteva with the Securities and Exchange Commission on May 6, 2019.

Item 5.  OTHER INFORMATION

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DowDuPont” or “DuPont”).  The separation was effectuated through a pro rata distribution of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.  The Separation is intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

Previously, DowDuPont was formed on December 9, 2015, to effect an all-stock merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and EID. On August 31, 2017 at 11:59 pm ET, Historical Dow and Historical EID each merged with wholly-owned subsidiaries of DowDuPont and became subsidiaries of DowDuPont (the “Merger”).

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Corteva

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEVA, INC.
(Registrant)

Date:	August 6, 2019

By:	/s/ Gregory R. Friedman

Gregory R. Friedman
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	August 6, 2019

By:	/s/ Gregory R. Friedman

Gregory R. Friedman
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K, filed on June 3, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.2 to Corteva’s Current Report on Form 8-K, filed on June 3, 2019.

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1**
Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K filed on June 6, 2019).

10.2**
Employee Matters Agreement by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

10.3**
Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K, filed on June 3, 2019).

10.4**
Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10, filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10, filed on May 6, 2019).

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

10.11*	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.12*
The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 4.4 to DuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.13*
E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.14*
E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.15*
E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.16*
E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.17**
E. I. du Pont de Nemours and Company's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to E. I. du Pont de Nemours and Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

10.19**	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.1 to Corteva's Current Report on Form 8-K, filed on June 26, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

32.1
Section 1350 Certification of the company’s and EID’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of the company’s and EID’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$5,556	$5,731	$8,952	$9,525
Cost of goods sold	3,047	3,687	5,258	6,439
Research and development expense	269	354	568	685
Selling, general and administrative expenses	937	965	1,672	1,714
Amortization of intangibles	113	107	214	196
Restructuring and asset related charges - net	60	101	121	231
Integration and separation costs	330	249	542	444
Other income - net	—	128	31	111
Loss on early extinguishment of debt	13	—	13	—
Interest expense	64	88	123	169
Income (loss) from continuing operations before income taxes	723	308	472	(242)
Provision for (benefit from) income taxes on continuing operations	263	(67)	196	(179)
Income (loss) from continuing operations after income taxes	460	375	276	(63)
(Loss) income from discontinued operations after income taxes	(1,077)	323	(717)	674
Net (loss) income	(617)	698	(441)	611
Net income attributable to noncontrolling interests	9	1	19	19
Net (loss) income attributable to E. I. du Pont de Nemours and Company	$(626)	$697	$(460)	$592

See Notes to the Consolidated Financial Statements beginning on page 96.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net (loss) income	$(617)	$698	$(441)	$611
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(102)	(2,001)	(174)	(1,011)
Adjustments to pension benefit plans	11	2	8	8
Adjustments to other benefit plans	(86)	—	(86)	—
Derivative instruments	22	(16)	23	(5)
Total other comprehensive loss	(155)	(2,015)	(229)	(1,008)
Comprehensive loss	(772)	(1,317)	(670)	(397)
Comprehensive income attributable to noncontrolling interests - net of tax	9	1	19	19
Comprehensive loss attributable to E. I. du Pont de Nemours and Company	$(781)	$(1,318)	$(689)	$(416)

See Notes to the Consolidated Financial Statements beginning on page 96.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$2,077	$2,270	$2,696
Marketable securities	6	5	49
Accounts and notes receivable - net	7,441	5,260	7,331
Inventories	3,918	5,310	4,362
Other current assets	1,086	1,038	1,181
Assets of discontinued operations - current	—	9,089	9,022
Total current assets	14,528	22,972	24,641
Investment in nonconsolidated affiliates	64	138	195
Property, plant and equipment - net of accumulated depreciation (June 30, 2019 - $3,207; December 31, 2018 - $2,796; June 30, 2018 - $2,598)	4,543	4,544	4,463
Goodwill	10,249	10,193	14,612
Other intangible assets	11,832	12,055	12,318
Deferred income taxes	325	304	419
Other assets	2,464	1,932	1,909
Assets of discontinued operations - non-current	—	56,545	57,572
Total Assets	$44,005	$108,683	$116,129
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,058	$2,154	$3,715
Accounts payable	3,139	3,798	3,629
Income taxes payable	282	186	249
Accrued and other current liabilities	3,048	4,005	2,689
Liabilities of discontinued operations - current	—	3,167	2,767
Total current liabilities	8,527	13,310	13,049
Long-Term Debt	117	5,784	9,736
Long-Term Debt - Related Party	4,160	—	—
Other Noncurrent Liabilities
Deferred income tax liabilities	1,430	1,480	1,387
Pension and other post employment benefits - noncurrent	5,538	5,677	6,474
Other noncurrent obligations	2,156	1,795	1,960
Liabilities of discontinued operations - non-current	—	5,484	5,820
Total noncurrent liabilities	13,401	20,220	25,377
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2019, December 31, 2018, and June 30, 2018:
$4.50 Series – 1,673,000 shares (callable at $120)	169	—	—
$3.50 Series – 700,000 shares (callable at $102)	70	—	—
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at June 30, 2019 - 200, December 31, 2018 - 100, and June 30 2018 - 100	—	—	—
Additional paid-in capital	24,023	—	—
Divisional equity	—	78,259	79,629
Retained earnings	172	—	—
Accumulated other comprehensive loss	(2,375)	(3,360)	(2,185)
Total E. I. du Pont de Nemours and Company stockholders’ equity	22,059	74,899	77,444
Noncontrolling interests	18	254	259
Total equity	22,077	75,153	77,703
Total Liabilities and Equity	$44,005	$108,683	$116,129

See Notes to the Consolidated Financial Statements beginning on page 96.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Operating activities
Net (loss) income	$(441)	$611
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	1,084	1,410
Benefit from deferred income tax	(473)	(87)
Net periodic pension benefit	(146)	(162)
Pension contributions	(92)	(123)
Net gain on sales of property, businesses, consolidated companies, and investments	(67)	(36)
Restructuring and asset related charges - net	238	317
Amortization of inventory step-up	257	1,385
Goodwill impairment charge	1,102	—
Loss on early extinguishment of debt	13	—
Other net loss	172	236
Changes in operating assets and liabilities - net	(2,754)	(5,141)
Cash used for operating activities	(1,107)	(1,590)
Investing activities
Capital expenditures	(834)	(668)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	125	85
Acquisitions of businesses - net of cash acquired	(9)	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(13)	(991)
Proceeds from sales and maturities of investments	37	1,576
Other investing activities - net	(1)	—
Cash (used for) provided by investing activities	(674)	2
Financing activities
Change in short-term (less than 90 days) borrowings	173	455
Related party long term debt obligations	4,160	—
Proceeds from issuance of long-term debt	1,001	254
Payments on long-term debt	(6,803)	(274)
Proceeds from exercise of stock options	39	57
Distributions to Dow and DowDuPont	(317)	(1,658)
Cash transferred to DowDuPont at Internal Reorganization	(2,053)	—
Contributions from Dow and DowDuPont	3,255	23
Debt extinguishment costs	(79)	—
Other financing activities	(42)	(69)
Cash used for financing activities	(666)	(1,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(103)
Decrease in cash, cash equivalents and restricted cash	(2,511)	(2,903)
Cash, cash equivalents and restricted cash at beginning of period	5,024	7,914
Cash, cash equivalents and restricted cash at end of period	$2,513	$5,011

See Notes to the Consolidated Financial Statements beginning on page 96.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	Retained Earnings	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2018
Balance at January 1, 2018	$—	$—	$—	$80,557	$—	$(1,177)	$—	$213	$79,593
Net (loss) income				(105)				18	(87)
Other comprehensive income						1,007			1,007
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)					(2)
Distributions to Dow and DowDuPont				(830)				(1)	(831)
Issuance of DowDuPont stock				45					45
Share-based compensation				11					11
Other				434				56	490
Balance at March 31, 2018	$—	$—	$—	$80,110	$—	$(170)	$—	$286	$80,226
Net income				697				1	698
Other comprehensive loss						(2,015)			(2,015)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)					(3)
Distributions to Dow and DowDuPont				(828)					(828)
Issuance of DowDuPont stock				12					12
Share-based compensation				50					50
Other				(409)				(28)	(437)
Balance at June 30, 2018	$—	$—	$—	$79,629	$—	$(2,185)	$—	$259	$77,703

2019
Balance at January 1, 2019	$—	$—	$—	$78,259	$—	$(3,360)	$—	$254	$75,153
Net income				166				10	176
Other comprehensive loss						(74)			(74)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)					(2)
Distributions to Dow and DowDuPont				(317)					(317)
Issuance of DowDuPont stock				35					35
Share-based compensation				18					18
Contributions from Dow and DowDuPont				88					88
Other				(3)					(3)
Balance at March 31, 2019	$—	$—	$—	$78,244	$—	$(3,434)	$—	$264	$75,074
Net (loss) income				(806)	180			9	(617)
Other comprehensive loss						(155)			(155)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(5)				(5)
Contributions from DowDuPont				3,168					3,168
Issuance of DowDuPont stock				4					4
Share-based compensation			11	44					55
Impact of Internal Reorganizations				(56,403)		1,214		(231)	(55,420)
Reclassification of Divisional Equity to APIC[1]	239		24,012	(24,251)					—
Other					(3)			(24)	(27)
Balance at June 30, 2019	$239	$—	$24,023	$—	$172	$(2,375)	$—	$18	$22,077

1.	Upon the completion of the Internal Reorganizations, EID's divisional equity was reclassified.

See Notes to the Consolidated Financial Statements beginning on page 96.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As a result of the Business Realignment and the Internal Reorganization, Corteva, Inc. owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EID are outlined below:

•
Preferred Stock - EID has preferred stock outstanding to third parties which is accounted for as a non-controlling interest at the Corteva level. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

•
Related Party Loan - EID engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva level but remains on EID's books at the standalone level (including the associated interest).

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc. For the footnotes listed below, refer to the footnotes from the Corteva 10-Q:

•	Note 1 - Background and Basis of Presentation - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 2 - Summary of Significant Accounting Policies - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 3 - Recent Accounting Guidance - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 4 - Common Control Combination Transaction - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 5 - Divestitures and Other Transactions - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 6 - Revenue - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 7 - Restructuring and Asset Related Charges - Net - refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 8 - Related Parties - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, below

•	Note 9 - Supplementary Information - refer to page 25 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 10 - Income Taxes - refer to page 26 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 11 - Earnings Per Share - N/A for EID

•	Note 12 - Accounts and Notes Receivable - refer to page 28 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 13 - Inventories - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 14 - Property, Plant and Equipment - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 15 - Goodwill and Other Intangible Assets - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 16 - Leases - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements

•
Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below

•	Note 18 - Commitments and Contingent Liabilities - refer to page 36 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 19 - Stockholders' Equity - refer to page 41 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 20 - Pension Plans and Other Post Employment Benefits - refer to page 43 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 21 - Stock-Based Compensation - refer to page 44 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 22 - Financial Instruments - refer to page 46 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 23 - Fair Value Measurements - refer to page 49 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 24 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of related party transactions with Historical Dow and DowDuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of June 30, 2019, the outstanding related party loan balance was $4,160 million (which approximates fair value) with a weighted average interest rate of 4.122%, and is reflected as long-term debt - related party on EID's interim Condensed Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $30 million for the three and six months ended June 30, 2019 associated with the related party loan to Corteva, Inc.

As of June 30, 2019, EID had payables to Corteva, Inc., the parent company, of $88 million and $180 million included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Condensed Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page 50 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile segment pro forma operating EBITDA to income from continuing operations after income taxes and segment assets to total assets, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 [1]	2019 [1]	2018 [1]
Income (loss) from continuing operations after income taxes	$460	$375	$276	$(63)
Provision for (benefit from) income taxes on continuing operations	263	(67)	196	(179)
Income (loss) from continuing operations before income taxes	723	308	472	(242)
Depreciation and amortization	227	237	485	452
Interest income	(17)	(24)	(33)	(51)
Interest expense	64	88	123	169
Exchange losses - net [2]	32	1	59	66
Non-operating benefits - net	(32)	(55)	(74)	(106)
Significant items	455	203	640	507
Pro forma adjustments	—	786	298	1,478
Corporate expenses	34	37	61	71
Segment operating EBITDA	$1,486	$1,581	$2,031	$2,344

1.	As discussed, the three months ended March 31, 2019 and prior are presented on a pro forma basis and determined in accordance with Article 11 of Regulation S-X.

2.
Excludes a $(50) million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as it is included within significant items. See Note 9 - Supplementary Information of the Corteva, Inc. interim Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets to total assets (in millions)	June 30, 2019	December 31, 2018	June 30, 2018
Total segment assets	$39,828	$38,632	$44,441
Corporate assets	4,177	4,417	5,094
Assets related to discontinued operations [1]	—	65,634	66,594
Total assets	$44,005	$108,683	$116,129

1.	See Note 5 - Divestitures and Other Transactions of the Corteva, Inc. interim Consolidated Financial Statements for additional information on discontinued operations.