Form 10-Q
period 2019-09-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2019-10-31
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Corteva, Inc.                                          Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 748,400,792 shares of common stock, par value $0.01 per share, outstanding at October 24, 2019.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at October 24, 2019, all of which are held by Corteva, Inc.

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

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 96. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

Background

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont Inc. ("DowDuPont"). The separation was effectuated through a pro rata distribution of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019. In connection with the Separation, DowDuPont Inc. changed its name to DuPont de Nemours, Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,911	$1,947	$10,863	$11,472
Cost of goods sold	1,349	1,485	6,607	7,924
Research and development expense	289	325	857	1,010
Selling, general and administrative expenses	646	633	2,318	2,347
Amortization of intangibles	100	88	314	284
Restructuring and asset related charges - net	46	235	167	466
Integration and separation costs	152	253	694	697
Goodwill impairment charge	—	4,503	—	4,503
Other income - net	59	7	90	118
Loss on early extinguishment of debt	—	—	13	—
Interest expense	19	82	112	251
Loss from continuing operations before income taxes	(631)	(5,650)	(129)	(5,892)
(Benefit from) provision for income taxes on continuing operations	(104)	(8)	99	(187)
Loss from continuing operations after income taxes	(527)	(5,642)	(228)	(5,705)
Income (loss) from discontinued operations after income taxes	22	526	(695)	1,200
Net loss	(505)	(5,116)	(923)	(4,505)
Net (loss) income attributable to noncontrolling interests	(11)	5	15	29
Net loss attributable to Corteva	$(494)	$(5,121)	$(938)	$(4,534)
Basic loss per share of common stock:
Basic loss per share of common stock from continuing operations	$(0.69)	$(7.54)	$(0.32)	$(7.64)
Basic earnings (loss) per share of common stock from discontinued operations	0.03	0.71	(0.93)	1.59
Basic loss per share of common stock	$(0.66)	$(6.83)	$(1.25)	$(6.05)
Diluted loss per share of common stock:
Diluted loss per share of common stock from continuing operations	$(0.69)	$(7.54)	$(0.32)	$(7.64)
Diluted earnings (loss) per share of common stock from discontinued operations	0.03	0.71	(0.93)	1.59
Diluted loss per share of common stock	$(0.66)	$(6.83)	$(1.25)	$(6.05)

See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(505)	$(5,116)	$(923)	$(4,505)
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(297)	(88)	(471)	(1,099)
Adjustments to pension benefit plans	5	5	13	13
Adjustments to other benefit plans	—	—	(86)	—
Derivative instruments	—	(3)	23	(8)
Total other comprehensive loss	(292)	(86)	(521)	(1,094)
Comprehensive loss	(797)	(5,202)	(1,444)	(5,599)
Comprehensive (loss) income attributable to noncontrolling interests - net of tax	(11)	5	15	29
Comprehensive loss attributable to Corteva	$(786)	$(5,207)	$(1,459)	$(5,628)

See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,980	$2,270	$1,657
Marketable securities	117	5	142
Accounts and notes receivable - net	6,574	5,260	6,547
Inventories	4,403	5,310	4,898
Other current assets	1,043	1,038	1,041
Assets of discontinued operations - current	—	9,089	9,055
Total current assets	14,117	22,972	23,340
Investment in nonconsolidated affiliates	70	138	144
Property, plant and equipment - net of accumulated depreciation (September 30, 2019 - $3,186; December 31, 2018 - $2,796; September 30, 2018 - $2,694)	4,503	4,544	4,384
Goodwill	10,168	10,193	10,203
Other intangible assets	11,667	12,055	12,138
Deferred income taxes	270	304	366
Other assets	2,440	1,932	1,888
Assets of discontinued operations - non-current	—	56,545	57,185
Total Assets	$43,235	$108,683	$109,648
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,604	$2,154	$4,371
Accounts payable	3,014	3,798	3,642
Income taxes payable	126	186	224
Accrued and other current liabilities	2,249	4,005	2,117
Liabilities of discontinued operations - current	—	3,167	2,888
Total current liabilities	8,993	13,310	13,242
Long-Term Debt	116	5,784	10,215
Other Noncurrent Liabilities
Deferred income tax liabilities	1,328	1,480	1,594
Pension and other post employment benefits - noncurrent	5,405	5,677	5,267
Other noncurrent obligations	2,132	1,795	1,799
Liabilities of discontinued operations - non-current	—	5,484	5,532
Total noncurrent liabilities	8,981	20,220	24,407
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,666,667 shares authorized; issued at September 30, 2019 - 748,390,000	7	—	—
Additional paid-in capital	28,072	—	—
Divisional equity	—	78,020	73,767
Accumulated deficit	(397)	—	—
Accumulated other comprehensive loss	(2,667)	(3,360)	(2,271)
Total Corteva stockholders’ equity	25,015	74,660	71,496
Noncontrolling interests	246	493	503
Total equity	25,261	75,153	71,999
Total Liabilities and Equity	$43,235	$108,683	$109,648
See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(923)	$(4,505)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,310	2,092
(Benefit from) provision for deferred income tax	(427)	112
Net periodic pension benefit	(208)	(242)
Pension contributions	(109)	(1,266)
Net gain on sales of property, businesses, consolidated companies and investments	(69)	(36)
Restructuring and asset related charges - net	284	565
Amortization of inventory step-up	272	1,494
Goodwill impairment charge	1,102	4,503
Loss on early extinguishment of debt	13	—
Other net loss	184	284
Changes in operating assets and liabilities - net	(3,732)	(5,781)
Cash used for operating activities	(2,303)	(2,780)
Investing activities
Capital expenditures	(1,015)	(1,020)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	142	101
Acquisitions of businesses - net of cash acquired	(9)	—
Investments in and loans to nonconsolidated affiliates	(10)	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(133)	(1,235)
Proceeds from sales and maturities of investments	42	1,930
Other investing activities - net	(2)	(4)
Cash used for investing activities	(964)	(228)
Financing activities
Change in short-term (less than 90 days) borrowings	1,729	2,381
Proceeds from issuance of long-term debt	1,001	756
Payments on long-term debt	(6,803)	(1,538)
Repurchase of common stock	(25)	—
Proceeds from exercise of stock options	43	81
Dividends paid to stockholders	(97)	—
Distributions to DowDuPont	(317)	(2,481)
Cash transferred to DowDuPont at Internal Reorganizations	(2,053)	—
Contributions from Dow and DowDuPont	7,396	288
Debt extinguishment costs	(79)	—
Other financing activities	(34)	(78)
Cash provided by (used for) financing activities	761	(591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118)	(187)
Decrease in cash, cash equivalents and restricted cash	(2,624)	(3,786)
Cash, cash equivalents and restricted cash at beginning of period	5,024	7,914
Cash, cash equivalents and restricted cash at end of period[1]	$2,400	$4,128
1. See page 27 for reconciliation of cash and cash equivalents and restricted cash presented in Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2018
Balance at January 1, 2018	$—	$—	$80,318	$—	$(1,177)	$—	$452	$79,593
Net (loss) income			(107)				20	(87)
Other comprehensive income					1,007			1,007
Distributions to Dow and DowDuPont			(830)					(830)
Issuance of DowDuPont stock			45					45
Share-based compensation			11					11
Other - net			434				53	487
Balance at March 31, 2018	$—	$—	$79,871	$—	$(170)	$—	$525	$80,226
Net income			694				4	698
Other comprehensive loss					(2,015)			(2,015)
Distributions to Dow and DowDuPont			(828)					(828)
Issuance of DowDuPont stock			12					12
Share-based compensation			50					50
Other - net			(409)				(31)	(440)
Balance at June 30, 2018	$—	$—	$79,390	$—	$(2,185)	$—	$498	$77,703
Net (loss) income			(5,121)				5	(5,116)
Other comprehensive loss					(86)			(86)
Distributions to Dow and DowDuPont			(823)					(823)
Issuance of DowDuPont stock			24					24
Share-based compensation			40					40
Other - net			257					257
Balance at September 30, 2018	$—	$—	$73,767	$—	$(2,271)	$—	$503	$71,999

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$78,020	$—	$(3,360)	$—	$493	$75,153
Net income			164				12	176
Other comprehensive loss					(74)			(74)
Distributions to Dow and DowDuPont			(317)					(317)
Issuance of DowDuPont stock			35					35
Share-based compensation			18					18
Contributions from Dow and DowDuPont			88					88
Other - net			(3)				(2)	(5)
Balance at March 31, 2019	$—	$—	$78,005	$—	$(3,434)	$—	$503	$75,074
Net (loss) income			(805)	197			14	(594)
Other comprehensive loss					(155)			(155)
Common dividends ($0.13 per share)				(97)				(97)
Contributions from DowDuPont			7,308					7,308
Issuance of DowDuPont stock			4					4
Share-based compensation		11	44					55
Impact of Internal Reorganizations			(56,479)		1,214		(231)	(55,496)
Reclassification of Divisional Equity to APIC	7	28,070	(28,077)					—
Other - net				(3)			(29)	(32)
Balance at June 30, 2019	$7	$28,081	$—	$97	$(2,375)	$—	$257	$26,067
Net loss				(494)			(11)	(505)
Other comprehensive loss					(292)			(292)
Issuance of Corteva common stock		4						4
Share-based compensation		12						12
Common Stock Repurchase		(25)						(25)
Balance at September 30, 2019	$7	$28,072	$—	$(397)	$(2,667)	$—	$246	$25,261

See Notes to the Consolidated Financial Statements beginning on page 9.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. combines the strengths of EID’s Pioneer and Crop Protection businesses, and Dow AgroSciences ("DAS") to create a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of over 275 years of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity in more than 140 countries. Corteva has two reportable segments: Seed and Crop Protection. See Note 24 - Segment Information, for additional information on the company's reportable segments.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Corteva" or "company" used herein means Corteva, Inc. and its consolidated subsidiaries (including EID) and the term “EID” used herein means E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate. Additionally, on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”), for certain events prior to, or on, June 1, 2019, DuPont may be referred to as DowDuPont.

Principles of Consolidation and Basis of Presentation
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont Inc. ("DowDuPont"). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

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

•	the assets and liabilities aligned with the EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•	on April 1, 2019, EID transferred and conveyed its Materials Science Entities to Dow;

•	on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont; and

•	on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then-issued and outstanding shares of common stock of Corteva, Inc., a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On June 1, 2019, DowDuPont completed the Separation. Each DowDuPont stockholder received one share of Corteva common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. Upon becoming an independent company, the capital structure of Corteva consisted of 748,815,000 authorized shares of common stock (par value of $0.01 per share), which represents the number of common shares issued on June 3, 2019. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout these Notes to the interim Consolidated Financial Statements.

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns, directly or indirectly, 100% of the outstanding common stock of EID, and EID owns, directly or indirectly, 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Certain reclassifications of prior year's data have been made to conform to current year's presentation. The company has revised the impact of the Internal Reorganizations (with a corresponding reduction to additional paid-in capital as of June 30, 2019), in the amount of $76 million, to reflect the removal of an asset related to the Separations.

DAS Common Control Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying interim Consolidated Financial Statements and Notes thereto include the results of DAS from the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, for additional information.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to EID ECP are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the EID Specialty Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Divested EID Ag Business
As a condition of the regulatory approval for the Merger, including by the European Commission, EID was required to divest certain assets related to its crop protection business and research and development ("R&D") organization, specifically EID’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs (the “Divested EID Ag Business”). On March 31, 2017, EID and FMC Corporation (“FMC”) entered into a definitive agreement (the "FMC Transaction Agreement"). On November 1, 2017, FMC acquired the Divested Ag Business and EID acquired certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions"). The H&N Business was transferred to DowDuPont as part of the EID Specialty Products Entities.

The sale of the Divested EID Ag Business met the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. See Note 5 - Divestitures and Other Transactions, for additional information.

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

Prior to the Corteva Distribution, these combined financial statements were derived from the consolidated financial statements and accounting records of EID as well as the carve-out financial statements of DAS. The DAS carve-out financial statements reflect the historical results of operations, financial position, and cash flows of Historical Dow's Agricultural Sciences Business and include allocations of certain expenses for services from Historical Dow, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance, and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated under the basis of headcount or other measures. Subsequent to the Corteva Distribution, the financial statements are presented on a consolidated basis.

The company's Condensed Consolidated Balance Sheet at September 30, 2019 consists of the consolidated balances subsequent to the Corteva Distribution. The balances reflect the assets and liabilities that were historically included in the EID statements, as well as assets and liabilities transferred to the company as part of the common control combination acquisition of DAS. The company's Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018 consist of the combined balances of Historical EID and DAS. The Balance Sheets will be referred to as the "Condensed Consolidated Balance Sheets" throughout this document.

The company's Consolidated Statements of Operations (the "Consolidated Statements of Operations") for all periods prior to April 30, 2019 consist of the combined results of operations for Historical EID and DAS. The Consolidated Statements of Operations for all periods after May 2, 2019 represent the consolidated balances of the company.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories
As of September 30, 2019, approximately 49 percent and 51 percent of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. As of December 31, 2018, approximately 57 percent and 43 percent of the company's inventories were accounted for under the FIFO and average cost methods, respectively. As of September 30, 2018, approximately 49 percent and 51 percent of the company's inventories were accounted for under the FIFO and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 13 - Inventories, for further information.

Leases
The company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in other assets on the company’s Condensed Consolidated Balance Sheets. Operating lease liabilities are included in accrued and other current liabilities and other noncurrent obligations on the company’s Condensed Consolidated Balance Sheets. Finance lease assets are included in property, plant and equipment on the company’s Condensed Consolidated Balance Sheets. Finance lease liabilities are included in short-term borrowings and finance lease obligations and long-term debt on the company’s Condensed Consolidated Balance Sheets.

Operating lease ROU assets represent the company’s right to use an underlying asset for the lease term and lease liabilities represent the company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the company’s leases do not provide the lessor's implicit rate, the company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The company's incremental borrowing rate is based on its estimated rate of interest for a collateralized borrowing over a similar term as the lease payments. The same process is followed for any new leases at their commencement dates or modifications to existing leases that require remeasurement. Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

NOTE 3 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from previous U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (Topic 606).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company adopted this standard in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods are not restated and continue to be reported in accordance with historic accounting under ASC 840 (Leases). In addition, the company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. As an accounting policy election, the company chose to not apply the standard to certain existing land easements, excluded short-term leases (term of 12 months or less) from the balance sheet and will account for non-lease and lease components in a contract as a single component for all asset classes. See Note 16 - Leases, for additional information.

The following table summarizes the impact of adoption to the company’s Condensed Consolidated Balance Sheet:

(In millions)	As Reported December 31, 2018[1]	Effect of Adoption of ASU 2016-02	Updated January 1, 2019
Assets
Property, plant and equipment - net	$4,544	$9	$4,553
Other assets	$1,932	$546	$2,478
Assets of discontinued operations - non-current	$56,545	$461	$57,006

Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,154	$1	$2,155
Accrued and other current liabilities	$4,005	$143	$4,148
Liabilities of discontinued operations - current	$3,167	$141	$3,308

Long-Term Debt	$5,784	$8	$5,792
Other noncurrent obligations	$1,795	$403	$2,198
Liabilities of discontinued operations - non-current	$5,484	$320	$5,804

1.	Includes adjustments for discontinued operations and common control business combination.

The adoption of the new guidance did not have a material impact on the company's Consolidated Statements of Operations and had no impact on the Condensed Consolidated Statement of Cash Flows.

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 was effective immediately. The adoption of ASU 2019-07 did not have a material impact on the company's financial position, results of operations or cash flows.

Accounting Guidance Issued But Not Adopted as of September 30, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Credit Losses - Measurement of Credit Losses on Financial Statements, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The amortized cost basis of financial assets should be reduced by expected credit losses to present the net carrying value in the financial statements at the amount expected to be collected. The measurement of expected credit losses is based on past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets. Additionally, credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning January 1, 2019. In April and May 2019, the FASB subsequently issued ASU 2019-04 and ASU 2019-05, respectively, which contained updates to ASU 2016-13. The company is currently evaluating the impact of adopting this guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - COMMON CONTROL BUSINESS COMBINATION

DAS Common Control Combination
Based on an evaluation of the provisions of ASC 805 (Business Combinations), Corteva and DAS represent entities under common control, as both shared DowDuPont as their parent company. As a result, the assets, liabilities and operations of Corteva and DAS are combined at their historical carrying amounts, and all historical periods are adjusted as if Corteva and DAS had been combined since the Merger Effectiveness Time, when the entities first came under common control. Accordingly, the accompanying interim Consolidated Financial Statements and Notes thereto have been retrospectively revised to include the transferred net assets and results of operations of DAS beginning on September 1, 2017. Refer to Note 1 - Background and Basis of Presentation, for additional information.

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

The following table provides supplemental results of EID and DAS for the three and nine months ended September 30, 2018 and the three months ended March 31, 2019.

	Three Months Ended September 30, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net sales	$5,294	$(4,378)	$1,031	$1,947
Loss from continuing operations before income taxes	$(4,948)	$(535)	$(167)	$(5,650)
Loss from continuing operations after income taxes	$(4,960)	$(515)	$(167)	$(5,642)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net sales	$20,538	$(13,288)	$4,222	$11,472
(Loss) income from continuing operations before income taxes	$(4,482)	$(1,668)	$258	$(5,892)
(Loss) income from continuing operations after income taxes	$(4,662)	$(1,180)	$137	$(5,705)

	Three Months Ended March 31, 2019
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net sales	$6,288	$(4,341)	$1,449	$3,396
Income (loss) from continuing operations before income taxes	$49	$(476)	$176	$(251)
Income (loss) from continuing operations after income taxes	$89	$(369)	$96	$(184)

1.
Reflects discontinued operations of EID's ECP and Specialty Products businesses and adjustments primarily related to the elimination of intercompany transactions between Historical EID and Dow AgroSciences for periods subsequent to the Merger, as if they were combined affiliates.

Intercompany balances and transactions with DAS have been eliminated for all periods presented.

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

•
Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 between Corteva and Dow, and effective June 1, 2019 between Corteva and DuPont entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation Agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2019, the indemnification assets are $36 million within accounts and notes receivable - net and $57 million within other assets in the interim Condensed Consolidated Balance Sheet. At September 30, 2019, the indemnification liabilities are $15 million within accrued and other current liabilities and $71 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2019, the indemnification assets are $43 million within accounts and notes receivable - net and $1 million within other assets in the interim Condensed Consolidated Balance Sheet. At September 30, 2019, the indemnification liabilities are $87 million within accrued and other current liabilities and $109 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

EID ECP Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to Dow.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2018	2019	2018
Net sales	$386	$362	$1,214
Cost of goods sold	277	259	827
Research and development expense	6	4	19
Selling, general and administrative expenses	10	9	34
Amortization of intangibles	24	23	72
Restructuring and asset related charges - net	4	2	6
Integration and separation costs	35	44	88
Other income - net	1	2	12
Income from discontinued operations before income taxes	31	23	180
Provision for income taxes on discontinued operations	16	4	45
Income from discontinued operations after income taxes	$15	$19	$135

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the depreciation and capital expenditures of the discontinued operations related to EID ECP:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2018	2019	2018
Depreciation	$34	$28	$101
Capital expenditures	$17	$16	$59

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2018 and September 30, 2018 related to EID ECP consist of the following:

(In millions)	December 31, 2018	September 30, 2018
Cash and cash equivalents	$55	$8
Accounts and notes receivable - net	194	216
Inventories	465	454
Other current assets	12	8
Total current assets of discontinued operations	726	686
Investment in nonconsolidated affiliates	108	110
Property, plant and equipment - net	770	780
Goodwill	3,587	3,596
Other intangible assets	1,143	1,168
Deferred income taxes	13	35
Other assets	1	3
Non-current assets of discontinued operations	5,622	5,692
Total assets of discontinued operations	$6,348	$6,378
Short-term borrowings and finance lease obligations	2	—
Accounts payable	214	157
Accrued and other current liabilities	36	38
Total current liabilities of discontinued operations	252	195
Long-term Debt	4	—
Deferred income tax liabilities	432	499
Pension and other post employment benefits - noncurrent	6	6
Other noncurrent obligations	2	2
Non-current liabilities of discontinued operations	444	507
Total liabilities of discontinued operations	$696	$702

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EID Specialty Products Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of EID Specialty Products Entities to DuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2018	2019	2018
Net sales	$3,912	$5,030	$11,922
Cost of goods sold	2,599	3,352	7,985
Research and development expense	150	204	467
Selling, general and administrative expenses	381	573	1,199
Amortization of intangibles	201	267	616
Restructuring and asset related charges - net	9	115	93
Integration and separation costs	80	253	203
Goodwill impairment	—	1,102	—
Other income - net	27	38	162
Income (loss) from discontinued operations before income taxes	519	(798)	1,521
Provision for income taxes on discontinued operations	8	82	451
Income (loss) from discontinued operations after income taxes	$511	$(880)	$1,070

For the three months ended September 30, 2019, the company recorded income from discontinued operations after income taxes of $22 million related to the adjustment of certain prior year tax positions.

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

As a result of the Internal Reorganization, in the second quarter of 2019, EID assessed the recoverability of the goodwill within the electronics and communications, protection solutions, nutrition and health, transportation and advanced polymers, packaging and specialty plastics, industrial biosciences, and clean technologies reporting units, and the overall carrying value of the net assets in the disposal group that was distributed to DowDuPont on May 1, 2019. As a result of this analysis, the company determined that the fair value of certain reporting units related to the EID Specialty Products Entities were below carrying value resulting in pre-tax, non-cash goodwill impairment charges totaling $1,102 million reflected in loss from discontinued operations after income taxes in the nine months ended September 30, 2019. Revised financial projections reflected unfavorable market conditions, driven by slowed demand in the biomaterials business unit, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections.

The company’s analyses above using discounted cash flow models (a form of the income approach) utilized Level 3 unobservable inputs. The company’s significant assumptions in these analyses included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company’s estimates of future cash flows were based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. The company also used a form of the market approach (utilizes Level 3 unobservable inputs), which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, the company believes the assumptions and estimates utilized were both reasonable and appropriate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, the company performed an impairment analysis related to the equity method investments held by the EID Specialty Products Entities, as of May 1, 2019. The company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the EID Specialty Products Entities. Based on updated projections, the company determined the fair value of an equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary (utilizing Level 3 unobservable inputs) and recorded an impairment charge of $63 million, reflected in loss from discontinued operations after income taxes. Additionally, this impairment is reflected within restructuring and asset related charges - net in the nine months ended September 30, 2019, within the table above.

The following table presents the depreciation and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2018	2019	2018
Depreciation	$208	$281	$636
Capital expenditures	$214	$481	$627

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2018 and September 30, 2018 related to the EID Specialty Products Entities consist of the following:

(In millions)	December 31, 2018	September 30, 2018
Cash and cash equivalents	$2,199	$1,957
Marketable securities	29	122
Accounts and notes receivable - net	2,441	2,597
Inventories	3,452	3,433
Other current assets	242	260
Total current assets of discontinued operations	8,363	8,369
Investment in nonconsolidated affiliates	1,185	1,220
Property, plant and equipment - net	8,138	7,966
Goodwill	28,250	28,532
Other intangible assets	13,037	13,330
Deferred income taxes	122	190
Other assets	191	255
Non-current assets of discontinued operations	50,923	51,493
Total assets of discontinued operations	$59,286	$59,862
Short-term borrowings and finance lease obligations	15	4
Accounts payable	1,983	1,837
Income taxes payable	33	31
Accrued and other current liabilities	884	821
Total current liabilities of discontinued operations	2,915	2,693
Long-term Debt	29	11
Deferred income tax liabilities	3,624	3,729
Pension and other post employment benefits - noncurrent	1,125	1,013
Other noncurrent obligations	262	272
Non-current liabilities of discontinued operations	5,040	5,025
Total liabilities of discontinued operations	$7,955	$7,718

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Integration and Separation Costs
Integration and separation costs have primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS. These costs are recorded within integration and separation costs in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Integration and separation costs	$152	$253	$694	$697

Merger Remedy - Divested EID Ag Business
A complete discussion of the Divested Ag Business is included in Note 4 - "Divestitures and Other Transactions," within Exhibit 99.2 of Amendment 2 to the Form 10. For the nine months ended September 30, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax). For the nine months ended September 30, 2019, the company recorded income from discontinued operations after income taxes of $80 million related to changes in accruals for certain prior year tax positions.

Other Discontinued Operations Activity
For the nine months ended September 30, 2019, the company recorded income from discontinued operations after income taxes of $86 million related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2019, the company had remaining performance obligations related to material rights granted to customers for contract renewal options of $108 million ($102 million and $103 million at December 31, 2018 and September 30, 2018, respectively). The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances	September 30, 2019	December 31, 2018	September 30, 2018
(In millions)
Accounts and notes receivable - trade[1]	$5,372	$3,843	$5,164
Contract assets - current[2]	$20	$18	$18
Contract assets - noncurrent[3]	$49	$46	$47
Deferred revenue - current[4]	$441	$2,209	$380
Deferred revenue - noncurrent[5]	$117	$150	$120

1.	Included in accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheets.

2.	Included in other current assets in the interim Condensed Consolidated Balance Sheets.

3.	Included in other assets in the interim Condensed Consolidated Balance Sheets.

4.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheets.

5.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheets.

The change in deferred revenue from December 31, 2018 to September 30, 2019 was substantially due to the timing of seed deliveries to customers for the North America growing season.  Revenue recognized during the nine months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the period was $2,013 million.

The increase in accounts and notes receivable - trade from December 31, 2018 to September 30, 2019 was primarily due to the seasonality of the company's business. Historically, trade receivables are lowest at year-end and increase through the northern hemisphere selling season, reaching their peak at the end of the second quarter.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Corn	$372	$344	$4,149	$4,289
Soybean	168	54	1,297	1,449
Other oilseeds	44	57	469	514
Other	97	96	432	464
Seed	681	551	6,347	6,716
Herbicides	584	648	2,399	2,579
Insecticides	322	334	1,158	1,111
Fungicides	254	292	776	839
Other	70	122	183	227
Crop Protection	1,230	1,396	4,516	4,756
Total	$1,911	$1,947	$10,863	$11,472

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
North America[1]	$226	$112	$4,238	$4,590
EMEA[2]	122	133	1,200	1,222
Asia Pacific	62	52	273	272
Latin America	271	254	636	632
Total	$681	$551	$6,347	$6,716

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
North America	$397	$425	$1,562	$1,844
EMEA	183	163	1,136	1,157
Asia Pacific	159	187	674	653
Latin America	491	621	1,144	1,102
Total	$1,230	$1,396	$4,516	$4,756

NOTE 7 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Agriculture Division Restructuring Program
From inception-to-date, the company has recorded total pre-tax restructuring charges of $83 million, comprised of $74 million of severance and related benefit costs and $9 million of asset related charges. For the nine months ended September 30, 2019, the company recorded a pre-tax benefit of $(1) million, recognized in restructuring and asset related charges - net in the company's Consolidated Statement of Operations, and no additional charges for the three months ended September 30, 2019. The charge for the nine months ended September 30, 2019 was comprised of a favorable adjustment of $(4) million to severance and related benefit costs related to the Crop Protection segment and asset related charges of $3 million related to the Seed segment. The actions related to this program are substantially complete.

Account balances and activity for the DowDuPont Agriculture Division Restructuring Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Total
Balance at December 31, 2018	$77	$—	$77
(Benefits) charges to loss from continuing operations for the nine months ended September 30, 2019	(4)	3	(1)
Payments	(35)	—	(35)
Asset write-offs	—	(3)	(3)
Separation adjustment[1]	(6)	—	(6)
Balance at September 30, 2019	$32	$—	$32

1. Adjustment reflects severance liabilities associated with DAS employees who were terminated by Dow prior to separation and were included within the combined financial statements of Dow, but did not transfer to Corteva as part of the common control combination.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded pre-tax restructuring charges of $866 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $340 million, contract termination costs of $193 million, and asset write-downs and write-offs of $333 million. The company does not anticipate any additional material charges under the Synergy Program. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

The Synergy Program (benefits) charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Seed	$(7)	$64	$66	$147
Crop Protection	(1)	30	28	42
Corporate expenses	—	15	20	151
Total	$(8)	$109	$114	$340

The below is a summary of (benefits) charges incurred related to the Synergy Program for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Severance and related benefit costs	$—	$20	$14	$157
Contract termination charges	—	9	69	46
Asset related (benefits) charges	(8)	80	31	137
Total restructuring and asset related (benefits) charges - net	$(8)	$109	$114	$340

Account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities[1]	Asset Related Charges	Total
Balance at December 31, 2018	$154	$61	$—	$215
Charges to loss from continuing operations for the nine months ended September 30, 2019	14	69	31	114
Payments	(101)	(89)	(1)	(191)
Asset write-offs	—	—	(30)	(30)
Balance at September 30, 2019	$67	$41	$—	$108

1.	Relates primarily to contract terminations charges.

Asset Impairments
During the three months ended September 30, 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and in-process research and development ("IPR&D") within the Seed segment that primarily relate to heritage DAS intangibles previously acquired from Cooperativa Central de Pesquisa Agrícola's ("Coodetec"), was less than the carrying value.  As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $54 million ($41 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations. Refer to Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, for further information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended September 30, 2018, the company recognized an $85 million pre-tax ($66 million after-tax) non-cash impairment charge in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain IPR&D within the Seed segment. Refer to Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, for further information.

In addition, based on updated projections for the company’s investment in nonconsolidated affiliates in China related to the Seed segment, management determined the fair value of the investment in nonconsolidated affiliates was below the carrying value and has no expectation the fair value will recover due to the continuing unfavorable regulatory environment including lack of intellectual property protection, uncertain product registration timing, and limited freedom to operate. As a result, management concluded the impairment was other than temporary and recorded a non-cash impairment charge of $41 million in restructuring and asset related charges - net in the company's Consolidated Statements of Operations, none of which was tax-deductible, for the three and nine months ended September 30, 2018.

NOTE 8 - RELATED PARTIES

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reports transactions with Historical Dow and its affiliates as related party transactions. At September 30, 2018 and December 31, 2018 there was $68 million and $110 million, respectively, due to Historical Dow and its affiliates, reflected in liabilities from discontinued operations - current.

Purchases from Historical Dow and its affiliates were $42 million for the nine months ended September 30, 2019, and $41 million and $112 million for the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2018, DAS net transfers from Dow were $265 million and $288 million, respectively, reflected in Other, net in the Consolidated Statements of Equity. For the nine months ended September 30, 2019, DAS net transfers from Dow were $88 million.

Transactions with DowDuPont
In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February, May and August 2018, the DowDuPont Board declared first, second and third quarter dividends per share of DowDuPont common stock payable on March 15, 2018, June 15, 2018 and September 15, 2018, respectively. For the nine months ended September 30, 2018, EID declared and paid distributions to DowDuPont of $2,481 million, primarily to fund a portion of DowDuPont's first, second and third quarter share repurchases and dividend payments.

In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of $317 million for the nine months ended September 30, 2019, primarily to fund a portion of DowDuPont's dividend payment.

In addition, at December 31, 2018, and September 30, 2018, EID had a payable to DowDuPont of $103 million and $250 million included in accounts payable in the interim Condensed Consolidated Balance Sheets related to its estimated tax liability for the period beginning with the Merger through the date of the Dow Distribution, during which time the parties filed a consolidated United States ("U.S.") tax return. See Note 10 - Income Taxes, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest income	$13	$12	$46	$63
Equity in losses of affiliates - net	(3)	(3)	(8)	(2)
Net gain (loss) on sales of businesses and other assets	2	1	(9)	35
Net exchange losses[1,2]	(11)	(74)	(70)	(190)
Non-operating pension and other post employment benefit credit[3]	47	67	144	204
Miscellaneous income (expenses) - net[4]	11	4	(13)	8
Other income - net	$59	$7	$90	$118

1.
Includes net pre-tax exchange losses of $(33) million and $(42) million for the three and nine months ended September 30, 2019, respectively and $(40) million and $(73) million for the three and nine months ended September 30, 2018, respectively, associated with the devaluation of the Argentine peso.

2.
Includes a $(50) million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, which is included within significant items.

3.
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and curtailment/settlement loss).

4.
Miscellaneous income (expenses) - net, includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont, and other items. Refer to Note 12 - Accounts and Notes Receivable - Net, for additional information on losses on the sale of receivables.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income - net and the related tax impact is recorded in (benefit from) provision for income taxes on continuing operations in the Consolidated Statements of Operations.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subsidiary Monetary Position Losses
Pre-tax exchange losses[1]	$(66)	$(105)	$(59)	$(217)
Local tax benefits (expenses)	1	7	(2)	32
Net after-tax impact from subsidiary exchange losses	$(65)	$(98)	$(61)	$(185)

Hedging Program Gains (Losses)
Pre-tax exchange gains (losses)[2]	$55	$31	$(11)	$27
Tax (expenses) benefits	(13)	(7)	2	(6)
Net after-tax impact from hedging program exchange gains (losses)	$42	$24	$(9)	$21

Total Exchange Losses
Pre-tax exchange losses[1,2]	$(11)	$(74)	$(70)	$(190)
Tax (expenses) benefits	(12)	—	—	26
Net after-tax exchange losses	$(23)	$(74)	$(70)	$(164)

1.
Includes net pre-tax exchange losses of $(33) million and $(42) million for the three and nine months ended September 30, 2019, respectively and $(40) million and $(73) million for the three and nine months ended September 30, 2018, respectively, associated with the devaluation of the Argentine peso.

2.	Includes a $(50) million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows.

(In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$1,980	$2,270	$1,657
Restricted cash	420	460	462
Total cash, cash equivalents and restricted cash	2,400	2,730	2,119
Cash and cash equivalents of discontinued operations[1]	—	2,254	1,965
Restricted cash of discontinued operations[2]	—	40	44
Total cash, cash equivalents and restricted cash	$2,400	$5,024	$4,128

1.	Refer to Note 5 - Divestitures and Other Transactions, for additional information.

2.	Amount included in other current assets within assets of discontinued operations - current. Refer to Note 5 - Divestitures and Other Transactions, for additional information.

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at September 30, 2019, December 31, 2018, and September 30, 2018 is related to the Trust.

NOTE 10 - INCOME TAXES

For periods between the Merger Effectiveness Time and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income.  Corteva, DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax matters agreement. See Note 5 - Divestitures and Other Transactions, for further information related to indemnifications between Corteva, Dow and DuPont.

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

•
As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. In the three and nine months ended September 30, 2018, the company recognized benefits of $94 million and $39 million, respectively, to benefit from income taxes on continuing operations in the company's Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the company's deferred tax balance. Of the $94 million benefit booked in the three months ended September 30, 2018, $114 million related to the company's discretionary pension contribution in 2018, which was deducted on a 2017 tax return.

•
In the nine months ended September 30, 2018, the company recognized a charge of $16 million to benefit from income taxes on continuing operations in the company's Consolidated Statements of Operations as a result of an indirect impact of The Act related to certain inventory.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended September 30, 2019, the company recognized an aggregate net tax benefit of $38 million to benefit from income taxes on continuing operations related to the enactment of Switzerland’s Federal Act on Tax Reform and AHV Financing (TRAF) (i.e., “Swiss Tax Reform”).

During the three and nine months ended September 30, 2019, the company recognized a net tax benefit of $13 million and a net tax charge of $83 million, respectively, to (benefit from) provision for income taxes on continuing operations related to application of The Act's foreign tax provisions.

During the nine months ended September 30, 2019, the company recognized a net tax charge of $146 million and a tax benefit of $102 million to provision for income taxes on continuing operations, related to U.S. state blended tax rate changes associated with the Business Separations and an internal legal entity restructuring associated with the Business Separations, respectively.

During the nine months ended September 30, 2019, the company recognized an aggregate tax benefit of $21 million to provision for income taxes on continuing operations associated with changes in accruals for certain prior year tax positions and reductions in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations.

During the three months ended September 30, 2018, it was determined that a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil was required. This determination was based on a change in judgment about the realizability of the deferred tax asset due to revised cash flow projections reflecting declines in the forecasted sales and profitability of the Agriculture reporting unit in Latin America. The revised cash flow projections quantify the impacts of market conditions, events and circumstances that developed throughout 2018. See Note 15 - Goodwill and Other Intangible Assets, for additional information. As a result, the company recognized tax expense of $75 million in the three and nine months ended September 30, 2018.

During 2018, the company repatriated certain funds from its foreign subsidiaries that were not needed to finance local operations or separation activities. During the three and nine months ended September 30, 2018, the company recorded tax expense of $61 million associated with these repatriation activities.

During the three and nine months ended September 30, 2018, the company recognized tax expense of $27 million associated with the reduction of a tax benefit recorded in 2017 due to taxable income limitations triggered by the company's decision to deduct the third quarter 2018 principal U.S. pension plan contribution on its 2017 consolidated U.S. tax return.

During the three and nine months ended September 30, 2018, the company recognized tax expense of $26 million related to an internal entity restructuring associated with the Business Separations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - EARNINGS PER SHARE OF COMMON STOCK

On June 1, 2019, the date of the Corteva Distribution, 748,815,000 shares of the company’s common stock were distributed to DowDuPont shareholders of record as of May 24, 2019.

The following tables provide earnings per share calculations for the periods indicated below:

Net (Loss) Income for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Loss from continuing operations after income taxes	$(527)	$(5,642)	$(228)	$(5,705)
Net (loss) income attributable to continuing operations noncontrolling interests	(11)	5	10	23
Loss from continuing operations available to Corteva common stockholders	(516)	(5,647)	(238)	(5,728)
Income (loss) from discontinued operations, net of tax	22	526	(695)	1,200
Net income attributable to discontinued operations noncontrolling interests	—	—	5	6
Income (loss) from discontinued operations available to Corteva common stockholders	22	526	(700)	1,194
Net loss available to common stockholders	$(494)	$(5,121)	$(938)	$(4,534)

(Loss) Earnings Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2019	2018	2019	2018
Loss from continuing operations attributable to common stockholders	$(0.69)	$(7.54)	$(0.32)	$(7.64)
Income (loss) from discontinued operations, net of tax	0.03	0.71	(0.93)	1.59
Net loss attributable to common stockholders	$(0.66)	$(6.83)	$(1.25)	$(6.05)

(Loss) Earnings Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2019	2018	2019	2018
Loss from continuing operations attributable to common stockholders	$(0.69)	$(7.54)	$(0.32)	$(7.64)
Income (loss) from discontinued operations, net of tax	0.03	0.71	(0.93)	1.59
Net loss attributable to common stockholders	$(0.66)	$(6.83)	$(1.25)	$(6.05)

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2019	2018	2019	2018
Weighted-average common shares - basic[1]	749.5	749.4	749.4	749.4
Plus dilutive effect of equity compensation plans[2]	—	—	—	—
Weighted-average common shares - diluted	749.5	749.4	749.4	749.4
Stock options and restricted stock units excluded from EPS calculations[3]	13.8	—	13.8	—

1.
Share amounts for the three and nine months ended September 30, 2018, were based on 748.8 million shares of Corteva, Inc. common stock distributed to holders of DowDuPont's common stock on June 1, 2019, plus 0.6 million of additional shares in which accelerated vesting conditions have been met.

2.
Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

3.	These outstanding options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Accounts receivable – trade[1]	$3,969	$3,649	$3,559
Notes receivable – trade[2]	1,403	194	1,605
Other[3]	1,202	1,417	1,383
Total accounts and notes receivable - net	$6,574	$5,260	$6,547

1.
Accounts receivable – trade is net of allowances of $170 million at September 30, 2019, $127 million at December 31, 2018, and $105 million at September 30, 2018. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2019, December 31, 2018, and September 30, 2018 there were no significant past due notes receivable which required a reserve, nor were there any significant impairments related to current loan agreements.

3.
Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition Other includes amounts due from nonconsolidated affiliates of $127 million, $101 million, and $87 million as of September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

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

Trade receivables sold under these agreements were $13 million and $97 million for the three and nine months ended September 30, 2019, respectively, and $42 million and $90 million for the three and nine months ended September 30, 2018, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2019, December 31, 2018, and September 30, 2018 were $61 million, $37 million, and $23 million, respectively. The net proceeds received were included in cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. The loss on sale of receivables was $4 million and $41 million for the three and nine months ended September 30, 2019, respectively, and $9 million and $19 million for the three and nine months ended September 30, 2018, respectively. The guarantee obligations recorded as of September 30, 2019, December 31, 2018, and September 30, 2018 in the Condensed Consolidated Balance Sheets were not material. See Note 18 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTE 13 - INVENTORIES

(In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Finished products	$2,295	$3,022	$2,649
Semi-finished products	1,691	1,821	1,902
Raw materials and supplies	417	467	347
Total inventories	$4,403	$5,310	$4,898

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. This fair value step-up has been fully amortized, as of September 30, 2019. During the three and nine months ended September 30, 2019, the company recognized $15 million and $272 million of these costs in cost of goods sold within loss from continuing operations before income taxes. During the three and nine months ended September 30, 2018, the company recognized $109 million and $1,424 million of these costs in cost of goods sold within loss from continuing operations before income taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Land and land improvements	$451	$468	$502
Buildings	1,411	1,430	1,424
Machinery and equipment	5,152	4,863	4,776
Construction in progress	675	579	376
Total property, plant and equipment	7,689	7,340	7,078
Accumulated depreciation	(3,186)	(2,796)	(2,694)
Total property, plant and equipment - net	$4,503	$4,544	$4,384

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 1 year to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 year to 8 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Depreciation expense	$126	$127	$397	$383

NOTE 15 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2019:

(In millions)	Agriculture	Crop Protection	Seed	Total
Balance as of December 31, 2018[1]	$10,193	$—	$—	$10,193
Currency translation adjustment	(28)	—	—	(28)
Other goodwill adjustments and acquisitions[2]	14	—	—	14
Realignment of segments	(10,179)	4,726	5,453	—
Balance as of June 1, 2019	—	4,726	5,453	10,179
Currency translation adjustment	—	(5)	(6)	(11)
Balance as of September 30, 2019	$—	$4,721	$5,447	$10,168

1.	Net of accumulated impairment losses of $4,503 million.

2.	Primarily consists of the acquisition of a distributor in Greece.

The company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. As mentioned in Note 2 - Summary of Significant Accounting Policies, as a result of the Internal Reorganizations and Realignments, the company changed its reportable segments to Seed and Crop Protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  The change in operating segments resulted in changes to the company's reporting units for goodwill impairment testing to align with the level at which discrete financial information is available for review by management. The company’s reporting units include Seed, Crop Protection and Digital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended September 30, 2018, and in connection with strategic business reviews, the company assembled updated financial projections. The revised financial projections of the Agriculture reporting unit assessed and quantified the impacts of developing market conditions, events and circumstances that had evolved throughout 2018, resulting in a reduction in the forecasts of sales and profitability as compared to prior forecasts. The reduction in financial projections was principally driven by lower growth in sales and margins in North America and Latin America and unfavorable currency impacts related to the Brazilian Real.  The lower growth expectation was driven by reduced planted area, an expected unfavorable shift to soybeans from corn in Latin America, and delays in expected product registrations. In addition, decreases in commodity prices and higher than anticipated industry grain inventories were expected to impact farmers’ income and buying choices resulting in shifts to lower technologies and pricing pressure. The company considered the combination of these factors and the resulting reduction in its forecasted projections for the Agriculture reporting unit and determined it was more likely than not that the fair value of the Agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the Agriculture reporting unit as of September 30, 2018.

The company performed an interim impairment analysis for the Agriculture reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The company’s significant estimates in this analysis included, but were not limited to, future cash flow projections, Merger-related cost and growth synergies, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believed the current assumptions and estimates utilized were both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections discussed above. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. If the company’s ongoing estimates of future cash flows are not met, the company may have to record additional impairment charges in future periods. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Based on the analysis performed, the company determined that the carrying amount of the Agriculture reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $4,503 million, reflected in goodwill impairment charge in the company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2018. None of the charge was tax-deductible.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	September 30, 2019			December 31, 2018			September 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$1,969	$(238)	$1,731	$1,985	$(154)	$1,831	$1,987	$(125)	$1,862
Developed technology[1,2]	1,463	(332)	1,131	974	(163)	811	954	(120)	834
Trademarks/trade names	166	(84)	82	180	(92)	88	171	(79)	92
Favorable supply contracts	475	(183)	292	475	(111)	364	475	(88)	387
Other[2,3]	401	(206)	195	538	(300)	238	530	(290)	240
Total other intangible assets with finite lives	4,474	(1,043)	3,431	4,152	(820)	3,332	4,117	(702)	3,415

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D1,2	100	—	100	576	—	576	576	—	576
Germplasm[4]	6,265	—	6,265	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	1,871	—	1,871	1,871	—	1,871	1,871	—	1,871
Other	—	—	—	11	—	11	11	—	11
Total other intangible assets	8,236	—	8,236	8,723	—	8,723	8,723	—	8,723
Total	$12,710	$(1,043)	$11,667	$12,875	$(820)	$12,055	$12,840	$(702)	$12,138

1.
During the first quarter of 2019, the company announced an expanded launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. As a result, the company reclassified the amounts from indefinite-lived IPR&D to developed technology.

2.	Refer to discussion of interim impairment analysis completed below.

3.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

4.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life.

As discussed in Note 7 - Restructuring and Asset Related Charges - Net, during the three months ended September 30, 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and IPR&D within the Seed segment that primarily relate to heritage DAS intangibles previously acquired from Coodetec was less than the carrying value due to the company’s focus on advancing more competitive products and eliminating redundancy and complexity across the breeding programs.

For IPR&D and developed technology, the company concluded these projects were abandoned.  For other intangible assets, the company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.  As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $54 million ($41 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

There were no other indicators of impairment for the company’s other intangible assets that would suggest that the fair value is less than its carrying value at September 30, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During 2018, in reviewing the indefinite-lived intangible assets, the company also determined that the fair value of certain IPR&D assets, within the Seed segment, had declined as a result of delays in timing of commercialization and increases to expected R&D costs. The company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $85 million ($66 million after tax), which was reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $100 million and $314 million for the three and nine months ended September 30, 2019, respectively, and $88 million and $284 million for the three and nine months ended September 30, 2018, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2019 and each of the next five years is approximately $115 million, $402 million, $394 million, $373 million, $292 million and $277 million, respectively.

NOTE 16 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of 1 year to 49 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability on the accompanying interim Condensed Consolidated Balance Sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. At September 30, 2019, the company has future maximum payments for residual value guarantees in operating leases of $247 million with final expirations through 2024. The company's lease agreements do not contain any material restrictive covenants. The components of lease cost were as follows:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$46	$131
Finance lease cost
Amortization of right-of-use assets	—	9
Total finance lease cost	—	9
Short-term lease cost	7	13
Variable lease cost	2	7
Total lease cost	$55	$160

New leases entered into during the three and nine months ended September 30, 2019 were not considered material. Supplemental cash flow information related to leases was as follows:

(In millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$146
Operating cash outflows from finance leases	$1
Financing cash outflows from finance leases	$8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(In millions)	September 30, 2019
Operating Leases
Operating lease right-of-use assets[1]	$543
Current operating lease liabilities[2]	149
Noncurrent operating lease liabilities[3]	407
Total operating lease liabilities	$556

Finance Leases
Property, plant, and equipment - gross	$15
Accumulated depreciation	(7)
Property, plant, and equipment - net	8
Short-term borrowings and finance lease obligations	4
Long-Term Debt	6
Total finance lease liabilities	$10

1.	Included in other assets in the interim Condensed Consolidated Balance Sheet.

2.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheet.

3.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	9.05
Financing leases	5.34
Weighted average discount rate
Operating leases	3.74%
Financing leases	3.26%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2019	Operating Leases	Financing Leases
(In millions)
Remainder of 2019	$48	$1
2020	147	3
2021	108	2
2022	81	2
2023	57	1
2024 and thereafter	189	2
Total lease payments	630	11
Less: Interest	74	1
Present value of lease liabilities	$556	$10

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

NOTE 17 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Commercial paper	$2,432	$1,847	$2,518
Repurchase facility	1,129	—	1,300
Other loans - various currencies	35	19	39
Long-term debt payable within one year	4	263	508
Finance lease obligations payable within one year	4	25	6
Total short-term borrowings and finance lease obligations	$3,604	$2,154	$4,371

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-Term Debt
	September 30, 2019		December 31, 2018		September 30, 2018
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures[1]:
Final maturity 2019	$—	—%	$263	2.23%	$508	2.23%
Final maturity 2020	—	—%	2,496	2.14%	3,046	2.03%
Final maturity 2021	—	—%	475	2.08%	1,562	2.07%
Final maturity 2023	—	—%	386	2.48%	1,267	2.48%
Final maturity 2024 and thereafter	—	—%	249	3.69%	2,211	3.80%
Other facilities:
Term loan due 2020[2]	—	—%	2,000	3.46%	2,000	3.12%
Other loans:
Foreign currency loans, various rates and maturities	4		3		13
Medium-term notes, varying maturities through 2041	110	1.88%	110	2.37%	110	2.04%
Finance lease obligations	6		67		9
Less: Unamortized debt discount and issuance costs	—		2		3
Less: Long-term debt due within one year	4		263		508
Total	$116		$5,784		$10,215

1.	See discussion of debt redemptions/repayments that follows.

2.	The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020 and, subsequently, the facility was repaid and terminated in May 2019.

There are no material principal payments of long-term debt over the next five years.

The estimated fair value of the company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $115 million, $5,775 million, and $9,883 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at September 30, 2019
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2019	$3,000	$3,000	May 2024	Floating Rate
Revolving Credit Facility	May 2019	3,000	2,971	May 2022	Floating Rate
2019 Repurchase Facility	February 2019	1,300	171	December 2019	Floating Rate
Total Committed and Available Credit Facilities		$7,300	$6,142

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revolving Credit Facilities
In November 2018, EID entered into a $3.0 billion 5-year revolving credit facility and a $3.0 billion 3-year revolving credit facility (the “2018 Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party at the time of the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 2018 Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

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

As of September 30, 2019, $1,186 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2019 Repurchase Facility of $1,129 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

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

In March 2016, EID entered into a credit agreement that provided for a 3-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID could make up to seven term loan borrowings and amounts repaid or prepaid were not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption, or “SMR Notes”) setting forth the date of redemption of the SMR Notes. On May 17, 2019 EID redeemed and paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. EID funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest, and all rights of the holders of the SMR Notes have terminated.

For the nine months ended September 30, 2019, EID recorded a loss on the early extinguishment of debt of $13 million related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $401 million at September 30, 2019. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $100 million at September 30, 2019. These letters of credit support commitments made in the ordinary course of business.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of September 30, 2019, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 40 and 17 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2019, December 31, 2018 and September 30, 2018, the company had directly guaranteed $80 million, $299 million, and $187 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the total maximum future payments at September 30, 2019, $79 million had terms less than a year. The maximum future payments also include $11 million, $3 million, and $5 million of guarantees related to the various factoring agreements that the company enters into with its customer to sell its trade receivables at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. See Note 12 - Accounts and Notes Receivable, Net, for additional information.

The maximum future payments include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total accounts receivable balance outstanding on these agreements was $596 million, $14 million and $282 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

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

Concurrent with the MDL Settlement (as discussed below), EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for five years, which began on July 6, 2017. During the five years, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five years, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement. There have been no charges incurred by the company under this amendment through September 30, 2019.

On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the grounds that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. On October 18, 2019, Chemours filed its brief objecting to the motion to dismiss on the grounds that the arbitration provisions of the Chemours Separation Agreement were unconscionable, and therefore are unenforceable. The company believes the probability of liability with respect to Chemours' suit to be remote, and the defendants continue to vigorously defend the company's rights, including full indemnity rights as set forth in the Chemours Separation Agreement. For additional information regarding environmental indemnification, see discussion below on page 44.

At September 30, 2019, the indemnification assets pursuant to the Chemours Separation Agreement are $67 million within accounts and notes receivable - net and $290 million within other assets along with the corresponding liabilities of $67 million within accrued and other current liabilities and $290 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment. While it is reasonably possible that the company could incur liabilities related to PFOA, any such liabilities are not expected to be material. As discussed, EID is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $22 million and an indemnification asset of $22 million at September 30, 2019, primarily related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2019, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At September 30, 2019, approximately 60 lawsuits were pending alleging personal injury, mostly kidney or testicular cancer, from exposure to PFOA through air or water, only 3 of which are not part of the MDL or were not filed on behalf of Leach class members. The first trial is scheduled to begin January 2020.

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

New York. EID is a defendant in 51 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and 3M supplied some of the materials used at these facilities. EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water.

New Jersey. At September 30, 2019, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action has since been voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EID, Chemours, 3M and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies.

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

Other. Approximately 150 cases have been filed against 3M and other defendants alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. At September 30, 2019, EID was named in 32 of these cases. EID did not make firefighting foams, PFOS, or PFOS products. While EID made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EID’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EID has never made or sold PFOA as a commercial product.

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

At September 30, 2019, three actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. The other action is on behalf of about 200 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site. The plaintiffs’ claims for medical monitoring, punitive damages, public nuisance, trespass, unjust enrichment, failure to warn, and negligent manufacture have all been dismissed.

While it is reasonably possible that the company could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At September 30, 2019, Chemours, with reservations, is defending and indemnifying EID in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2019, the company had accrued obligations of $349 million for probable environmental remediation and restoration costs, including $51 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $720 million above the amount accrued at September 30, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 41.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The above noted $349 million accrued obligations includes the following:

	As of September 30, 2019
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$170	$170	$383
Other discontinued or divested businesses obligations[1]	—	102	224

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont	34	34	61

Environmental remediation liabilities not subject to indemnity	—	43	52
Total	$204	$349	$720

1.	Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page 41, under Corteva Separation Agreement.

2.	The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.

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

Set forth below is a reconciliation of common stock share activity:

Shares of common stock	Issued
Balance June 1, 2019	748,815,000
Issued	399,000
Repurchased and retired	(824,000)
Balance September 30, 2019	748,390,000

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the three months ended September 30, 2019, the company purchased and retired 824,000 shares in the open market for a total cost of $25 million.

Shares repurchased pursuant to Corteva's share buyback plan are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. Corteva currently has an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once Corteva has retained earnings, the excess will be charged entirely to retained earnings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Below is a summary of the EID Preferred Stock at September 30, 2019, December 31, 2018, and September 30, 2018, which is classified as noncontrolling interests in the Condensed Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2018
Balance January 1, 2018	$(1,217)	$(2)	$95	$(53)	$(1,177)
Other comprehensive (loss) income before reclassifications	(1,099)	(3)	15	—	(1,087)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(2)	—	(7)
Net other comprehensive (loss) income	(1,099)	(8)	13	—	(1,094)
Balance September 30, 2018	$(2,316)	$(10)	$108	$(53)	$(2,271)

2019
Balance January 1, 2019	$(2,793)	$(26)	$(620)	$79	$(3,360)
Other comprehensive (loss) income before reclassifications	(471)	11	9	(85)	(536)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	4	(1)	15
Net other comprehensive (loss) income	(471)	23	13	(86)	(521)
Impact of Internal Reorganizations	1,123	—	91	—	1,214
Balance September 30, 2019	$(2,141)	$(3)	$(516)	$(7)	$(2,667)

1.
The cumulative translation adjustment loss for the nine months ended September 30, 2018 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the Euro ("EUR") and the Brazilian real ("BRL"). The cumulative translation adjustment loss for the nine months ended September 30, 2019 was primarily driven by strengthening of the USD against the BRL, EUR, and the South African Rand (“ZAR”).

The tax (expense) benefit on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivative instruments	$1	$1	$(6)	$2
Pension benefit plans - net	—	(2)	4	(4)
Other benefit plans - net	—	—	29	—
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	$1	$(1)	$27	$(2)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive (loss) income is provided as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Income Classification
	2019	2018	2019	2018
Derivative Instruments:	$1	$1	$13	$(6)	(1)
Tax (benefit) expense	—	(1)	(1)	1	(2)
After-tax	$1	$—	$12	$(5)
Amortization of pension benefit plans:
Actuarial losses	$1	2	$2	1	(3)
Settlement loss (gain)	1	(1)	2	(2)	(3)
Total before tax	2	1	4	(1)
Tax benefit	—	(1)	—	(1)	(2)
After-tax	$2	$—	$4	$(2)
Amortization of other benefit plans:
Actuarial gain	—	—	(1)	—	(3)
Total before tax	—	—	(1)	—
Tax benefit	—	—	—	—	(2)
After-tax	$—	$—	$(1)	$—
Total reclassifications for the period, after-tax	$3	$—	$15	$(7)

1.	Cost of goods sold.

2.	(Benefit from) provision for income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 20 - Pension Plans and Other Post Employment Benefits, for additional information.

NOTE 20 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

In connection with the Corteva Distribution, the company retained the benefit obligations relating to EID's principal U.S. pension plan, several other U.S. and non-U.S. pension plans and other post employment benefit plans ("OPEB"). Corteva entered into an employee matters agreement with DuPont which provides that employees of DuPont no longer participate in the benefits sponsored or maintained by the company as of the date of the Corteva Distribution and transferred certain of EID's pension and OPEB obligations and associated assets to DuPont. As a result of the transfer, about $5.8 billion of unfunded obligations of the pension and OPEB plans remained with Corteva, of which $319 million is supported by funding under the Trust agreement, as of June 1, 2019.

As a result of the Corteva Distribution, the company re-measured its OPEB plans as of June 1, 2019. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2018 from 4.23% to 3.64%. The re-measurement resulted in an increase of $114 million to the company’s OPEB benefit obligations with a corresponding loss effect within other comprehensive loss for the nine months ended September 30, 2019.

The company made a discretionary contribution of $1,100 million in the third quarter of 2018 to its principal U.S. pension plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Defined Benefit Pension Plans:
Service cost	$5	$31	$37	$103
Interest cost	185	186	592	567
Expected return on plan assets	(253)	(300)	(839)	(907)
Amortization of unrecognized (gain) loss	—	(1)	2	(5)
Curtailment/settlement loss (gain)	1	2	—	(2)
Net periodic benefit credit - Total	$(62)	$(82)	$(208)	$(244)
Less: Discontinued operations[1]	—	(13)	(17)	(38)
Net periodic benefit credit - Continuing operations	$(62)	$(69)	$(191)	$(206)
Other Post Employment Benefits:
Service cost	$—	$3	$3	$7
Interest cost	20	20	65	63
Amortization of unrecognized gain	—	—	(1)	—
Net periodic benefit cost - Continuing operations	$20	$23	$67	$70

1.
Includes non-service related components of net periodic benefit credit of $(37) million for the nine months ended September 30, 2019, $(26) million for the three months ended September 30, 2018, and $(80) million for the nine months ended September 30, 2018, respectively (none for the three months ended September 30, 2019).

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

On June 1, 2019 (the “Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20,000,000 shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total stock-based compensation cost included in loss from continuing operations before income taxes within the Consolidated Statements of Operations was $19 million and $67 million for the three and nine months ended September 30, 2019, respectively, and $16 million and $53 million for the three and nine months ended September 30, 2018, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million and $14 million for the three and nine months ended September 30, 2019, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2018, respectively.

Stock Options
The exercise price of shares subject to option is equal to the market price of Corteva's stock on the date of grant. All options vest serially over a period of 3 years. Stock option awards granted under the previous plan (EIP) between 2013 and 2015 expire 7 years after the grant date and options granted between 2016 and 2018 expire 10 years after the grant date. Stock option awards granted under the Historical Dow plans after 2010 expire 10 years after the grant date.

The following table summarizes stock option activity for the period June 1 through September 30, 2019:

Stock Options	For the period June 1 - September 30, 2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 1, 2019	10,468	$32.11
Exercised	(178)	21.23
Forfeited/Expired	(36)	38.26
Outstanding at September 30, 2019	10,254	$32.28	4.90	$15,855
Exercisable at September 30, 2019	8,215	$30.32	4.12	$14,868

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

As of September 30, 2019, $5 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1 year.

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

The company grants PSUs to senior leadership. There were $2.2 million PSUs granted for the nine months ended September 30, 2019. These PSUs vest over a period of 2.5 years, subject to the achievement of the award’s performance conditions.

Nonvested awards of RSUs and PSUs are shown below.

	For the period June 1 - September 30, 2019
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at June 1, 2019	3,757	$35.56
Granted	2,228	28.88
Vested	(374)	39.22
Forfeited	(35)	36.10
Nonvested at September 30, 2019	5,576	$32.66

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average grant-date fair value of stock units granted for the period June 1 through September 30, 2019 was $28.88. As of September 30, 2019, $70 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.57 years.

NOTE 22 - FINANCIAL INSTRUMENTS

At September 30, 2019, the company had $1,568 million ($1,221 million and $759 million at December 31, 2018 and September 30, 2018, respectively) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $117 million ($5 million and $142 million at December 31, 2018 and September 30, 2018, respectively) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the Consolidated Balance Sheets.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Derivatives designated as hedging instruments:
Commodity contracts	$73	$525	$125
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,313	$2,057	$3,159
Commodity contracts	$—	$9	$12

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Beginning balance	$(3)	$(7)	$(26)	$(2)
Additions and revaluations of derivatives designated as cash flow hedges	(1)	(3)	11	(3)
Clearance of hedge results to earnings	1	—	12	(5)
Ending balance	$(3)	$(10)	$(3)	$(10)

At September 30, 2019, an after-tax net loss of $4 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$74	$(6)	$68
Total asset derivatives		$74	$(6)	$68

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$20	$7	$27
Total liability derivatives		$20	$7	$27

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		September 30, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$55	$(39)	$16
Total asset derivatives		$55	$(39)	$16

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$54	$(18)	$36
Total liability derivatives		$54	$(18)	$36

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$(2)	$(5)	$16	$(4)
Total derivatives designated as hedging instruments	(2)	(5)	16	(4)
Total derivatives	$(2)	$(5)	$16	$(4)

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$(1)	$(1)	$(13)	$6
Total derivatives designated as hedging instruments	(1)	(1)	(13)	6
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	55	31	(11)	27
Commodity contracts[2]	1	—	9	5
Total derivatives not designated as hedging instruments	56	31	(2)	32
Total derivatives	$55	$30	$(15)	$38

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in other income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 9 - Supplementary Information, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 23 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

September 30, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,568
Marketable securities	117
Derivatives relating to:[2]
Foreign currency	74
Total assets at fair value	$1,759
Liabilities at fair value:
Long-term debt including debt due within one year[3]	$123
Derivatives relating to:[2]
Foreign currency	20
Total liabilities at fair value	$143

December 31, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,221
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	72
Total assets at fair value	$1,298
Liabilities at fair value:
Long-term debt including debt due within one year[3]	$6,100
Derivatives relating to:[2]
Foreign currency	21
Total liabilities at fair value	$6,121

September 30, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$759
Marketable securities	142
Derivatives relating to:[2]
Foreign currency	55
Total assets at fair value	$956
Liabilities at fair value:
Long-term debt including debt due within one year[3]	$10,397
Derivatives relating to:[2]
Foreign currency	54
Total liabilities at fair value	$10,451

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

2. See Note 22 - Financial Instruments for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. See Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, for information on fair value measurements of long-term debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30	Significant Other Unobservable Inputs (Level 3)	Total Losses
(In millions)
2019
Assets at fair value:
Developed technology	$—	$(1)
Other intangible assets	$—	$(6)
IPR&D	$—	$(47)

2018
Assets at fair value:
Investment in nonconsolidated affiliates	$51	$(41)
Other intangible assets	$450	$(85)

With the exception of the developed technology, other intangible assets, and IPR&D non-cash impairment charges, there were no other non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2019. With the exception of the goodwill, indefinite-lived intangible asset, and investment in nonconsolidated affiliates non-cash impairment charges, there were no other non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2018. See Note 7 - Restructuring and Asset Related Charges - Net, and Note 15 - Goodwill and Other Intangible Assets, for further discussion of these fair value measurements.

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

Segment operating EBITDA is the primary measure of segment profitability used by Corteva’s CODM. For purposes of the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2019
Net sales	$681	$1,230	$1,911
Segment operating EBITDA	$(295)	$119	$(176)
Segment assets[1,2]	$26,021	$13,331	$39,352

2018
Net sales	$551	$1,396	$1,947
Pro forma segment operating EBITDA	$(372)	$159	$(213)
Segment assets[1]	$30,300	$9,088	$39,388

1.	Segment assets at December 31, 2018 were $29,286 million and $9,346 million for Seed and Crop Protection, respectively.
2. On June 1, 2019, as a result of changes in reportable segments, $3,382 million of goodwill was reallocated from the Seed reportable segment to the Crop Protection reportable segment.  This change was not reflected in segment assets prior to June 1, 2019.

Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2019
Net sales	$6,347	$4,516	$10,863
Pro forma segment operating EBITDA	$1,066	$789	$1,855

2018
Net sales	$6,716	$4,756	$11,472
Pro forma segment operating EBITDA	$1,226	$905	$2,131

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Loss from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 [1]	2019 [1]	2018 [1]
Loss from continuing operations after income taxes	$(527)	$(5,642)	$(228)	$(5,705)
(Benefit from) provision for income taxes on continuing operations	(104)	(8)	99	(187)
Loss from continuing operations before income taxes	(631)	(5,650)	(129)	(5,892)
Depreciation and amortization	226	215	711	667
Interest income	(13)	(12)	(46)	(63)
Interest expense	19	82	112	251
Exchange (gains) losses - net [2]	(22)	74	37	140
Non-operating benefits - net	(32)	(49)	(106)	(155)
Goodwill impairment charge	—	4,503	—	4,503
Significant items	246	369	886	876
Pro forma adjustments[3]	—	217	298	1,695
Corporate expenses	31	38	92	109
Segment operating EBITDA	$(176)	$(213)	$1,855	$2,131

1.	Periods prior to March 31, 2019 are on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

2.
Excludes a $(33) million foreign exchange loss for the three and nine months ended September 30, 2019 associated with the devaluation of the Argentine peso and a $(50) million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as they are included within significant items. See Note 9 - Supplementary Information for additional information.

3.	Refer to page 69 for further details of pro forma adjustments.

Segment assets to total assets (in millions)	September 30, 2019	December 31, 2018	September 30, 2018
Total segment assets	$39,352	$38,632	$39,388
Corporate assets	3,883	4,417	4,020
Assets related to discontinued operations[1]	—	65,634	66,240
Total assets	$43,235	$108,683	$109,648

1.	See Note 5 - Divestitures and Other Transactions for additional information on discontinued operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Pre-tax (Charges) Benefits Not Included in Pro Forma Segment Operating EBITDA
The three and nine months ended September 30, 2019 and 2018, respectively, included the following significant pre-tax (charges) benefits which are excluded from pro forma segment operating EBITDA:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	As Reported	Pro Forma	Pro Forma	Pro Forma
Seed [1,2,3,4]	$(62)	$(190)	$(214)	$(249)
Crop Protection [5]	1	(30)	(24)	(42)
Corporate [6,7,8,9,10]	(185)	(149)	(648)	(585)
Total	$(246)	$(369)	$(886)	$(876)

1.
Includes restructuring and asset related charges of $(47) million and $(123) million for the three and nine months ended September 30, 2019, respectively, and $(190) million and $(273) million for the three and nine months ended September 30, 2018, respectively. See Note 7 - Restructuring and Asset Related Charges - Net, for additional information.

2.	Includes a $(24) million loss recorded in other income - net for the nine months ended September 30, 2019 related to Historical Dow’s sale of a joint venture related to synergy actions.

3.
Includes charges of $(15) million and $(67) million included in cost of goods sold for the three and nine months ended September 30, 2019 related to the amortization on the inventory that was stepped up to fair value in connection with the Merger.

4.	Includes a $24 million gain recorded in other income - net for the nine months ended September 30, 2018, related to an asset sale.

5.
Includes restructuring and asset related benefits (charges) of $1 million and $(24) million for the three and nine months ended September 30, 2019, respectively, and $(30) million and $(42) million for the three and nine months ended September 30, 2018, respectively. See Note 7 - Restructuring and Asset Related Charges - Net, for additional information.

6.
Includes restructuring and asset related charges of $(20) million for the nine months ended September 30, 2019, and $(15) million and $(151) million for the three and nine months ended September 30, 2018, respectively. See Note 7 - Restructuring and Asset Related Charges - Net, for additional information.

7.
Includes integration and separation costs of $(152) million and $(582) million for the three and nine months ended September 30, 2019. Includes integration costs of $(134) million and $(384) million for the three and nine months ended September 30, 2018, respectively.

8.
Includes a $(13) million loss included in loss on early extinguishment of debt for the nine months ended September 30, 2019 related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

9.	Includes a $(50) million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

10.
Includes a $(33) million charge included in other income - net for the three and nine months ended September 30, 2019 associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina.  Throughout the three months ended September 30, 2019, the Argentine Peso dropped approximately a third of its value against the US dollar and in September of 2019, the country’s central bank announced new restrictions on foreign currency transactions.

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

Recent Developments
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont Inc. (“DowDuPont”). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

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

•	the assets and liabilities aligned with the EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•	on April 1, 2019, EID transferred and conveyed its Materials Science Entities to Dow;

•	on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont;

•	on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont; and

•	on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

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

•
Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 between Corteva and Dow, and effective June 1, 2019 between Corteva and DuPont entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation Agreement.

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

In March 2016, EID entered into a credit agreement that provided for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID could make up to seven term loan borrowings and amounts repaid or prepaid were not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption, or “SMR Notes”) setting forth the date of redemption of the SMR Notes. On May 17, 2019 and EID redeemed and paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. EID funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest, and all rights of the holders of the SMR Notes have terminated.

For the nine months ended September 30, 2019, EID recorded a loss on the early extinguishment of debt of $13 million related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded pre-tax restructuring charges of $866 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $340 million, contract termination costs of $193 million, and asset write-downs and write-offs of $333 million. The company does not anticipate any additional material charges under the Synergy Program. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

For the three and nine months ended September 30, 2019, the company recorded pre-tax (benefits) charges of $(8) million and $114 million recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. The benefit for the three months ended September 30, 2019 was comprised of favorable adjustments to asset related charges of $(8) million. The charge for the nine months ended September 30, 2019 was comprised of severance and related benefit costs of $14 million, contract termination costs of $69 million and asset related charges of $31 million.

Future cash payments related to this program are anticipated to be approximately $110 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within its cost synergy commitment of $1.2 billion associated with the Merger.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. During the three months ended September 30, 2019, the company purchased and retired 824,000 shares in the open market for a total cost of $25 million.

Note on Financial Presentation
DAS Common Control Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying interim Consolidated Financial Statements and Notes thereto include the results of DAS from the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, to the interim Consolidated Financial Statements for additional information.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to EID ECP are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income, stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the EID Specialty Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Overview

The following is a summary of results from continuing operations for the three months ended September 30, 2019:

•
The company reported net sales of $1,911 million, down 2 percent versus the same quarter last year, reflecting a 3 percent increase in volume which was more than offset by a 3 percent decline in local price and a 2 percent decline in currency.

•
Cost of goods sold ("COGS") totaled $1,349 million in the third quarter of 2019, down from $1,485 million in the third quarter of 2018, primarily driven by lower amortization of inventory step-up. As of September 30, 2019, all inventory step-up has been amortized.

•
Restructuring and asset related charges - net were $46 million in the third quarter of 2019, primarily reflecting non-cash intangible asset impairment charges, primarily related to DAS intangibles previously acquired from Cooperativa Central de Pesquisa Agrícola's ("Coodetec"), a decrease from $235 million from the third quarter 2018.

•
Integration and separation costs were $152 million in the third quarter of 2019, down from $253 million in the third quarter of 2018, reflecting post-Merger integration and Business Separation activities.

•	Loss from continuing operations after income taxes was $(527) million, as compared to a loss of $(5,642) million in the same quarter last year.

•	The company realized cost synergies of approximately $100 million for the three months ended 2019.

The following is a summary of the results of continuing operations for the nine months ended September 30, 2019:

•	The company reported net sales of $10,863 million, down 5 percent versus the same period last year, reflecting a 3 percent decline in currency and a 2 percent decline in volume

•	COGS totaled $6,607 million in the nine months ended 2019, down from $7,924 million in the nine months ended 2018, primarily driven by lower amortization of inventory step-up.

•
Restructuring and asset related charges - net were $167 million in the nine months ended 2019, reflecting non-cash intangible asset impairment charges, primarily related to DAS intangibles previously acquired from Coodetec, and restructuring actions under the DowDuPont Cost Synergy Program, a decrease from $466 million in the nine months ended 2018.

•	Loss from continuing operations after income taxes was $(228) million, as compared to a loss of $(5,705) million in the same period last year.

•	The company realized cost synergies of approximately $300 million for the nine months ended 2019.

In addition to the financial highlights above, the following events occurred during or subsequent to the third quarter of 2019:

•	The company repurchased $25 million of shares as part of the $1 billion share repurchase program announced in the second quarter.

•	The company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on December 18, 2019, to shareholders of record on November 29, 2019.

Selected Financial Data

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,911	$1,947	$10,863	$11,472

Cost of goods sold	$1,349	$1,485	$6,607	$7,924
Percent of net sales	71%	76%	61%	69%

Research and development expense	$289	$325	$857	$1,010
Percent of net sales	15%	17%	8%	9%

Selling, general and administrative expenses	$646	$633	$2,318	$2,347
Percent of net sales	34%	33%	21%	20%

Effective tax rate on continuing operations	16.5%	0.1%	(76.7)%	3.2%

Loss from continuing operations after income taxes	$(527)	$(5,642)	$(228)	$(5,705)

Loss from continuing operations available to Corteva common stockholders	$(516)	$(5,647)	$(238)	$(5,728)

Basic loss per share of common stock from continuing operations	$(0.69)	$(7.54)	$(0.32)	$(7.64)
Diluted loss per share of common stock from continuing operations	$(0.69)	$(7.54)	$(0.32)	$(7.64)

Results of Operations

Net Sales
Net sales were $1,911 million and $1,947 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily driven by a (3) percent decline in local price and a (2) percent decline in currency, partially offset by a 3 percent increase in volume. The decline in local price was driven by an increase in soybean and cotton replant in the U.S. as well as increased grower incentive discounts in North America. Unfavorable currency impacts were driven predominately by the Brazilian Real. Volume growth was driven by soybean and corn seed sales recovered from the first half weather-related delays in North America, partially offset by strong early demand for Crop Protection products in Latin America (which shifted sales into the second quarter) and delays in the Brazil soybean season (which shifted Crop Protection sales into the fourth quarter).

	Three Months Ended September 30,
	2019		2018
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$1,911	100%	$1,947	100%
North America	623	33%	537	28%
EMEA	305	16%	296	15%
Asia Pacific	221	11%	239	12%
Latin America	762	40%	875	45%

	Q3 2019 vs. Q3 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$86	16%	(15)%	31%	—%	—%
EMEA	9	3%	1%	7%	(5)%	—%
Asia Pacific	(18)	(8)%	(4)%	(2)%	(2)%	—%
Latin America	(113)	(13)%	4%	(15)%	(2)%	—%
Total	$(36)	(2)%	(3)%	3%	(2)%	—%

Net sales were $10,863 million and $11,472 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to a (3) percent decline in currency and a (2) percent decline in volume. Unfavorable currency impacts were driven predominately by the Euro and the Brazilian Real. The decline in volume was primarily driven by weather-related delays, which drove lower planted area in corn, soybeans and canola in North America and negatively impacted soybean herbicide and nitrogen stabilizer applications.

	Nine Months Ended September 30,
	2019		2018
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$10,863	100%	$11,472	100%
North America	5,800	53%	6,434	56%
EMEA	2,336	22%	2,379	21%
Asia Pacific	947	9%	925	8%
Latin America	1,780	16%	1,734	15%

	Nine Months 2019 vs. Nine Months 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(634)	(10)%	(3)%	(7)%	—%	—%
EMEA	(43)	(2)%	1%	6%	(9)%	—%
Asia Pacific	22	2%	4%	3%	(5)%	—%
Latin America	46	3%	4%	3%	(4)%	—%
Total	$(609)	(5)%	—%	(2)%	(3)%	—%

Cost of Goods Sold
COGS was $1,349 million and $1,485 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily driven by the amortization of inventory step-up of $15 million for the three months ended September 30, 2019 compared with $109 million for the three months ended September 30, 2018.

COGS as a percentage of net sales was 71 percent and 76 percent for the three months ended September 30, 2019 and 2018, respectively. The amortization of inventory step-up was 1 percent and 6 percent of net sales for the three months ended September 30, 2019 and 2018, respectively.

COGS was $6,607 million and $7,924 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily driven by the amortization of inventory step-up of $272 million for the nine months ended September 30, 2019 compared with $1,424 million for the nine months ended September 30, 2018, partially offset by higher input costs for Crop Protection.

COGS as a percentage of net sales was 61 percent and 69 percent for the nine months ended September 30, 2019 and 2018, respectively. The amortization of inventory step-up was 3 percent and 12 percent of net sales for the nine months ended September 30, 2019 and 2018, respectively.

Research and Development Expense
R&D expense was $289 million (15 percent of net sales) and $325 million (17 percent of net sales) for the three months ended September 30, 2019 and 2018, respectively. The decrease was driven by cost synergies.

R&D expense was $857 million (8 percent of net sales) and $1,010 million (9 percent of net sales) for the nine months ended September 30, 2019 and 2018, respectively. The change was primarily driven by cost synergies.

Selling, General and Administrative Expenses
SG&A expenses were $646 million (34 percent of net sales) and $633 million (33 percent of net sales) for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by an increase in sales commissions resulting from a change in the route to market in the Pacific Northwest of the U.S. and eastern Europe, partially offset by cost synergies.

SG&A expenses were $2,318 million (21 percent of net sales) and $2,347 million (20 percent of net sales) for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily driven by cost synergies, which were partially offset by an increase in sales commissions resulting from a change in the route to market in the Pacific Northwest of the U.S. and eastern Europe, and a settlement of a legal matter.

Amortization of Intangibles
Intangible asset amortization was $100 million and $88 million for the three months ended September 30, 2019 and 2018, respectively, and $314 million and $284 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was largely due to the reclassification of amounts from indefinite-lived in-process research and development ("IPR&D") to developed technology as a result of the company's expanded launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. See Note 15 - Goodwill and Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $46 million and $235 million for the three months ended September 30, 2019 and 2018, respectively. The charges in the third quarter of 2019 related to a pre-tax, non-cash intangible asset impairment charge of $54 million, primarily related to DAS intangibles previously acquired from Coodetec, offset by an $8 million favorable adjustment to asset related charges associated with the DowDuPont Cost Synergy Program. The charges in the third quarter 2018 related to a $85 million non-cash impairment charge related to certain IPR&D assets, a $41 million non-cash impairment charge related to the company's investment in nonconsolidated affiliates in China and a $109 million charge related to the DowDuPont Cost Synergy Program.

Restructuring and asset related charges - net were $167 million and $466 million for the nine months ended September 30, 2019 and 2018, respectively. The charges for the nine months ended September 30, 2019 related to a pre-tax, non-cash intangible asset impairment charge of $54 million, primarily related to DAS intangibles previously acquired from Coodetec. The charges also included $14 million of severance and related benefit costs, $69 million of contract termination costs, and $31 million of asset related charges associated with the DowDuPont Cost Synergy Program, as well as a $4 million benefit adjustment to severance and related benefit costs and $3 million of asset related charges associated with the DuPont Agriculture Division Restructuring Program. The charges for the nine months ended September 30, 2018 related to a $85 million non-cash impairment charge related to certain IPR&D assets, a $41 million non-cash impairment charge related to the company's investment in nonconsolidated affiliates in China and a $340 million charge related to the DowDuPont Cost Synergy Program. See Note 7 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $152 million and $253 million for the three months ended September 30, 2019 and 2018, respectively, and $694 million and $697 million for the nine months ended September 30, 2019 and 2018, respectively. These costs primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Other Income - Net
Other income - net was $59 million and $7 million for the three months ended September 30, 2019 and 2018, respectively. The three months ended September 30, 2019 included a non-operating pension and other post employment benefit credit of $47 million and interest income of $13 million, partially offset by net exchange losses of $11 million. The three months ended September 30, 2018 included non-operating pension and other post-employment benefit credit of $67 million and interest income of $12 million, partially offset by foreign exchange loss of $74 million.

Other income - net was $90 million and $118 million for the nine months ended September 30, 2019 and 2018, respectively. The nine months ended September 30, 2019 included non-operating pension and other post employment benefit credit of $144 million and interest income of $46 million, partially offset by foreign exchange losses of $70 million. The nine months ended September 30, 2018 included a non-operating pension and other post-employment benefit credit of $204 million, interest income of $63 million, and a $24 million gain related to an asset sale, partially offset by foreign exchange losses of $190 million.

The decrease in non-operating pension and other post-employment benefits for the three and nine months ended September 30, 2019 is mainly due to higher interest cost.

See Note 9 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt of $13 million for the nine months ended September 30, 2019 was related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

Interest Expense
Interest expense was $19 million and $82 million for the three months ended September 30, 2019 and 2018, respectively, and $112 million and $251 million for the nine months ended September 30, 2019 and 2018, respectively. The change was primarily driven by lower average debt balances.

(Benefit from) Provision for Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(104) million for the three months ended September 30, 2019 on pre-tax loss from continuing operations of $(631) million, resulting in an effective tax rate of 16.5 percent.  The effective tax rate was unfavorably impacted by integration and separation costs, the Argentine peso devaluation, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by tax benefits associated with the enactment of the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), as well as a tax benefit of $13 million related to application of the Tax Cuts and Jobs Act ("The Act") foreign tax provisions.

The company’s benefit from income taxes on continuing operations was $(8) million for the three months ended September 30, 2018 on a pre-tax loss from continuing operations of $(5,650) million, resulting in an effective tax rate of 0.1 percent. Unfavorable effective tax rate impacts were attributable to the non-tax-deductible impairment charge for the former Agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, integration and separation costs (including a $61 million net tax cost on repatriation activities to facilitate the Business Separations), a tax charge of $26 million related to an internal entity restructuring associated with the Business Separations, and the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions. The effective tax rate was favorably impacted by the tax impacts related to the non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger. A third quarter 2018 U.S. discretionary pension contribution deducted on a 2017 tax return resulted in a tax benefit of $114 million associated with the reversal of a portion of the U.S. federal deferred tax remeasurement associated with The Act, offset partially by a tax charge of $27 million related to the reduction of a tax benefit recorded in 2017.

The company’s provision for income taxes on continuing operations was $99 million for the nine months ended September 30, 2019 on pre-tax loss from continuing operations of $(129) million, resulting in an effective tax rate of (76.7) percent.  During the nine months ended September 30, 2019, the company recorded a tax charge of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations, as well as a tax charge of $83 million related to application of The Act’s foreign tax provisions. Other net unfavorable effective tax rate impacts included those related to integration and separation costs, non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger, as well as the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions. Those unfavorable impacts were partially offset by a first quarter tax benefit of $102 million related to an internal legal entity restructuring associated with the Business Separations, a $21 million benefit associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as geographic mix of earnings.

The company’s benefit for income taxes on continuing operations was $(187) million for the nine months ended September 30, 2018 on a pre-tax loss from continuing operations of $(5,892) million, resulting in an effective tax rate of 3.2 percent. The non-tax-deductible impairment charge for the former Agriculture reporting unit, and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, had unfavorable consequences on the effective tax rate. The effective tax rate was also unfavorably impacted by non-tax-deductible amortization of the fair value step-up in inventory as a result of the Merger, costs associated with the Merger with Dow and asset related charges (including a $61 million net tax cost on repatriation activities to facilitate the Business Separations), a tax charge of $26 million related to an internal entity restructuring associated with the Business Separations, as well as the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions. These impacts were partially offset by favorable impacts associated with a third quarter 2018 U.S. discretionary pension contribution deducted on a 2017 tax return which resulted in a tax benefit of $114 million associated with the reversal of a portion of the U.S. federal deferred tax remeasurement associated with The Act, offset partially by a tax charge of $27 million related to the reduction of a tax benefit recorded in 2017, an incremental net provisional benefit of $39 million associated with the enactment of The Act, as well as geographic mix of earnings.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $22 million and $526 million for the three months ended September 30, 2019 and 2018, respectively, and $(695) million and $1,200 million for the nine months ended September 30, 2019 and 2018, respectively. The $22 million benefit for the three months ended September 30, 2019 relates to the adjustment of certain prior year tax positions.

The decrease during the nine months ended September 30, 2019 as compared to the prior year, was primarily driven by the non-cash goodwill impairment charge of $1,102 million and adjustments of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. For the periods presented below, Corteva’s results for all periods prior to the Business Realignment and Internal Reorganization consist of the combined results of operations for Historical EID and DAS, and Corteva’s results for all periods after the Business Realignment and Internal Reorganization represent the consolidated balances of the company. The unaudited pro forma statements of operations below were prepared in accordance with Article 11 of Regulation S-X, and events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statements of operations. The unaudited pro forma combined statements of operations do not reflect restructuring or integration activities or other costs following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

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

Unaudited Pro Forma Statement of Operations	Three Months Ended September 30, 2018
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$1,947	$—	$—	$—	$1,947
Cost of goods sold	1,485	(109)	—	12	1,388
Research and development expense	325	—	—	(1)	324
Selling, general and administrative expenses	633	—	—	—	633
Amortization of intangibles	88	—	—	—	88
Restructuring and asset related charges - net	235	—	—	—	235
Integration and separation costs	253	—	—	(119)	134
Goodwill impairment charge	4,503	—	—	—	4,503
Other income - net	7	—	—	—	7
Loss on early extinguishment of debt	—				—
Interest expense	82	—	(69)	—	13
(Loss) income from continuing operations before income taxes	(5,650)	109	69	108	(5,364)
(Benefit from) provision for income taxes on continuing operations	(8)	24	15	(59)	(28)
(Loss) income from continuing operations after income taxes	(5,642)	85	54	167	(5,336)
Net income from continuing operations attributable to noncontrolling interests	5	—	—	—	5
Net loss attributable to Corteva	$(5,647)	$85	$54	$167	$(5,341)

Per share common data
Loss per share of common stock from continuing operations - basic					$(7.13)
Loss per share of common stock from continuing operations - diluted					$(7.13)

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense related to the debt redemptions/repayments.

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

Unaudited Pro Forma Statement of Operations	Nine Months Ended September 30, 2019
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$10,863	$—	$—	$—	$10,863
Cost of goods sold	6,607	(205)	—	16	6,418
Research and development expense	857	—	—	—	857
Selling, general and administrative expenses	2,318	—	—	3	2,321
Amortization of intangibles	314	—	—	—	314
Restructuring and asset related charges - net	167	—	—	—	167
Integration and separation costs	694	—	—	(112)	582
Goodwill impairment charge	—	—	—	—	—
Other income - net	90	—	—	—	90
Loss on early extinguishment of debt	13	—	—	—	13
Interest expense	112	—	(45)	—	67
(Loss) income from continuing operations before income taxes	(129)	205	45	93	214
Provision for income taxes on continuing operations	99	36	10	1	146
(Loss) income from continuing operations after income taxes	(228)	169	35	92	68
Net income from continuing operations attributable to noncontrolling interests	10	—	—	—	10
Net (loss) income attributable to Corteva	$(238)	$169	$35	$92	$58

Per share common data
Earnings per share of common stock from continuing operations - basic					$0.08
Earnings per share of common stock from continuing operations - diluted					$0.08

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense related to the debt redemptions/repayments.

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

Unaudited Pro Forma Statement of Operations	Nine Months Ended September 30, 2018
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$11,472	$—	$—	$—	$11,472
Cost of goods sold	7,924	(1,424)	—	43	6,543
Research and development expense	1,010	—	—	(2)	1,008
Selling, general and administrative expenses	2,347	—	—	1	2,348
Amortization of intangibles	284	—	—	—	284
Restructuring and asset related charges - net	466	—	—	—	466
Integration and separation costs	697	—	—	(313)	384
Goodwill impairment charge	4,503	—	—	—	4,503
Other income - net	118	—	—	—	118
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense	251	—	(200)	—	51
Loss from continuing operations before income taxes	(5,892)	1,424	200	271	(3,997)
(Benefit from) provision for income taxes on continuing operations	(187)	264	46	71	194
Loss from continuing operations after income taxes	(5,705)	1,160	154	200	(4,191)
Net income from continuing operations attributable to noncontrolling interests	23	—	—	—	23
Net loss attributable to Corteva	$(5,728)	$1,160	$154	$200	$(4,214)

Per share common data
Loss per share of common stock from continuing operations - basic					$(5.62)
Loss per share of common stock from continuing operations - diluted					$(5.62)

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense related to the debt redemptions/repayments.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2019 compared with the same period in 2018. For purposes of the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 69). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 24 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of pro forma segment operating EBITDA to income from continuing operations before income taxes for the three and nine months ended September 30, 2019 and 2018 is included in Note 24 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales	$681	$551	$6,347	$6,716
Pro forma segment operating EBITDA [1]	$(295)	$(372)	$1,066	$1,226

1.	The three months ended September 30, 2019 are on an as reported basis.

Seed	Q3 2019 vs. Q3 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$114	102%	(63)%	165%	—%	—%
EMEA	(11)	(8)%	2%	(5)%	(5)%	—%
Asia Pacific	10	19%	5%	18%	(4)%	—%
Latin America	17	7%	14%	(5)%	(2)%	—%
Total	$130	24%	(5)%	31%	(2)%	—%

Seed	Nine Months 2019 vs. Nine Months 2018		Percent Change Due To:
In millions	Net Sales Change		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(352)	(8)%	(4)%	(4)%	—%	—%
EMEA	(22)	(2)%	1%	6%	(9)%	—%
Asia Pacific	1	—%	2%	4%	(6)%	—%
Latin America	4	1%	6%	(1)%	(4)%	—%
Total	$(369)	(5)%	(1)%	(2)%	(2)%	—%

Seed
Seed net sales were $681 million in the third quarter of 2019, up from $551 million in the third quarter of 2018. The increase was due to a 31 percent increase in volume, partially offset by a (5) percent decline in local price and a (2) percent decline in currency.

Volume growth was driven by significant weather-related planting delays in North America in the first half of the year, which shifted soybean and corn seed sales into the third quarter. The decline in local price was driven by competitive pricing pressure in soybeans in the U.S. and increased soybean and corn replant in North America, which was partially offset by favorable mix in Latin America. Unfavorable currency impacts were primarily due to the Brazilian Real.

Segment operating EBITDA was a loss of $295 million in the third quarter of 2019, compared to a loss of $372 million in the third quarter of 2018 on a pro forma basis. Volume gains in North America, cost synergies and ongoing productivity more than offset decreases in local price and the unfavorable impact of currency.

Seed net sales were $6,347 million for the first nine months of 2019, down from $6,716 million in the first nine months of 2018. The decrease was primarily due to a (2) percent decline in volume, a (2) percent decline in currency, and a (1) percent decline in local price.

The decline in volume was driven by weather-related planting delays in North America, leading to a reduction in planted area for soybeans, and early deliveries of corn in the fourth quarter of 2018. These declines were partially offset by favorable demand leading to a strong corn season in EMEA. Unfavorable currency impacts were primarily due to the Euro, Eastern European currencies, and the Brazilian Real. The decline in local price was driven by competitive pricing pressure in soybeans in the U.S. and increased soybean and corn replant in North America, which was partially offset by favorable mix in Latin America.

Pro forma segment operating EBITDA was $1,066 million for the first nine months of 2019, down 13 percent from pro forma segment operating EBITDA of $1,226 million for the first nine months of 2018. Decreases in local price, the unfavorable impact of currency, higher commissions, and volume declines in North America more than offset cost synergies and ongoing productivity.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales	$1,230	$1,396	$4,516	$4,756
Pro forma Segment Operating EBITDA [1]	$119	$159	$789	$905

1.	The three months ended September 30, 2019 are on an as reported basis.

Crop Protection	Q3 2019 vs. Q3 2018		Percent Change Due To:
In millions	Net Sales Change		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(28)	(7)%	(3)%	(4)%	—%	—%
EMEA	20	12%	—%	16%	(4)%	—%
Asia Pacific	(28)	(15)%	(6)%	(8)%	(1)%	—%
Latin America	(130)	(21)%	(1)%	(19)%	(1)%	—%
Total	$(166)	(12)%	(2)%	(9)%	(1)%	—%

Crop Protection	Nine Months 2019 vs. Nine Months 2018		Percent Change Due To:
In millions	Net Sales Change		Local Price &			Portfolio /
	$	%	Product Mix	Volume	Currency	Other
North America	$(282)	(15)%	(2)%	(13)%	—%	—%
EMEA	(21)	(2)%	1%	5%	(8)%	—%
Asia Pacific	21	3%	4%	3%	(4)%	—%
Latin America	42	4%	2%	6%	(4)%	—%
Total	$(240)	(5)%	1%	(2)%	(4)%	—%
Crop Protection
Crop protection net sales were $1,230 million in the third quarter of 2019, down from $1,396 million in the third quarter of 2018. The decrease was primarily due to a (9) percent decline in volume, a (2) percent decline in local price, and a (1) percent decline in currency.

The decline in volume was driven by early demand for spinosyns insecticides and seed applied technologies in Latin America, which pulled approximately $80 million of sales into the second quarter, coupled with a delayed soybean season in Brazil, which shifted approximately $50 million of expected sales into the fourth quarter. These declines more than offset the approximate $65 million improvement in new product sales, primarily driven by EMEA, versus the same quarter last year. The decrease in local price was driven by grower incentive discounts in North America. Unfavorable currency impacts were primarily due to the Brazilian Real and the Euro.

Segment operating EBITDA was $119 million in the third quarter of 2019, down 25 percent from pro forma segment operating EBITDA of $159 million in the third quarter of 2018. Volume declines in Latin America, grower incentive discounts in North America, and the unfavorable impact of currency more than offset cost synergies, sales from new products, and ongoing productivity.

Crop protection net sales were $4,516 million for the first nine months of 2019, down from $4,756 million in the first nine months of 2018. The decrease was primarily due to a (4) percent decline in currency and a (2) percent decline in volume, partially offset by a 1 percent increase in local price.

Unfavorable currency impacts were primarily due to the Euro and the Brazilian Real. The decline in volume was driven by weather-related delays in North America, which negatively impacted corn and soybean herbicide and nitrogen stabilizer applications. This decline was partially offset by new product launches, including ArylexTM herbicide, EnlistTM herbicide, and ZorvecTM fungicide. The increase in local price was driven by increases in Latin America to offset currency, partially offset by grower incentive discounts in North America.

Pro forma segment operating EBITDA was $789 million for the first nine months of 2019, down 13 percent from pro forma segment operating EBITDA of $905 million for the first nine months of 2018. Higher input costs, the unfavorable impact of currency, and volume declines in North America more than offset cost synergies, sales from new products, and ongoing productivity.

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Exhibit 99.1 of Amendment 4 to the Form 10. The discussion below provides the updates to this information for the nine months ended September 30, 2019.

(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2018
Cash, cash equivalents and marketable securities	$2,097	$2,275	$1,799
Total debt	$3,720	$7,938	$14,586

The company's cash, cash equivalents and marketable securities at September 30, 2019, December 31, 2018, and September 30, 2018 were $2,097 million, $2,275 million and $1,799 million, respectively. Total debt at September 30, 2019, December 31, 2018, and September 30, 2018 was $3,720 million, $7,938 million, and $14,586 million, respectively. The decrease in debt balances was primarily due to debt redemption/repayment transactions. See further information in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.5 billion, $5.8 billion, and $5.7 billion in committed and uncommitted unused credit lines at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party to the 2018 Revolving Credit Facilities upon the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The 2018 Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2019 the company was in compliance with these covenants.

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
The company has factoring agreements with third-party financial institutions primarily in Latin America to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 12 - Accounts and Notes Receivable, Net, to the interim Consolidated Financial Statements for more information.

The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company's seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for more information on the company’s guarantees.

Capacity Expansion
The company's Board of Directors authorized an investment of approximately $145 million to increase Spinosyns fermentation capacity by 30% to address global market growth in insecticides that handle chewing insects in specialty and row crops. The additional capacity will be staged to come online over the next few years.

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

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID could make up to seven term loan borrowings and amounts repaid or prepaid were not available for subsequent borrowings. On May 2, 2019 EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019. For further information on the termination of the Term Loan Facility, see Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements and Recent Developments.

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

The company's cash, cash equivalents and marketable securities at September 30, 2019, December 31, 2018, and September 30, 2018 are $2.1 billion, $2.3 billion, and $1.8 billion, respectively, of which $2 billion at September 30, 2019, $1.7 billion at December 31, 2018, and $1.6 billion at September 30, 2018 was held by subsidiaries in foreign countries, including United States territories.

The Act required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries (see Note 10 - Income Taxes, to the interim Consolidated Financial Statements for further details of The Act). Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements.  The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries.  The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments.  At September 30, 2019, management believed that sufficient liquidity is available in the U.S. The company is anticipating fourth quarter 2019 repatriation activities of approximately $200 million with little to minimal amount of foreign withholding tax.

Summary of Cash Flows
Cash used for operating activities was $2.3 billion for the nine months ended September 30, 2019 compared to $2.8 billion for the nine months ended September 30, 2018. The decrease in cash used for operating activities was driven by a reduction in pension contribution, as a result of the company’s 2018 discretionary pension contribution, partially offset by the net impact of lower net income and working capital changes as a result of the Internal Reorganizations and Business Realignments in 2019.

Cash used for investing activities was $1.0 billion for the nine months ended September 30, 2019 compared to $0.2 billion used for investing activities for the nine months ended September 30, 2018. The change was due primarily to a decrease in net proceeds from sales and maturities of investments.

Cash provided by financing activities was $0.8 billion for the nine months ended September 30, 2019, and cash used for financing activities was $0.6 billion for the nine months ended September 30, 2018. The change was due primarily to a net increase in contributions from Dow and DowDuPont, primarily for repayment of long-term debt, and a decrease in distributions to Dow and DowDuPont which were used to fund a portion of DowDuPont’s dividend payments, and in 2018 to fund a portion of DowDuPont’s share repurchases, partially offset by repayments of long-term debt and transfers of cash to DowDuPont in connection with the Internal Reorganization and Business Realignments in 2019.

In June 2019, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on September 13, 2019, to shareholders of record on July 31, 2019. In October 2019, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on December 18, 2019, to shareholders of record on November 29, 2019.

On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date.

During the three months ended September 30, 2019, the company purchased and retired 824,000 shares for a total cost of $25 million.

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

During the three months ended September 30, 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and in-process research and development ("IPR&D") within the Seed segment that primarily relate to heritage DAS intangibles previously acquired from Coodetec was less than the carrying value due to the company’s focus on advancing more competitive products and eliminating redundancy and complexity across the breeding programs. As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $54 million ($41 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the three and nine months ended September 30, 2019. The key assumptions used in determining the fair value of these intangibles involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.  Refer to Note 7 - Restructuring and Asset Related Charges - Net, Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, to the interim Consolidated Financial Statements for more information.

Contractual Obligations

Information related to the company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" within Exhibit 99.1 of Amendment 4 to the Form 10. This information materially changed as the result of the Internal Reorganization and Business Realignment (as discussed in Note 1 - Background and Basis of Presentation), as was reported in the company’s Form 10-Q under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" for the period ended June 30, 2019.  The company’s significant contractual obligations have not changed materially from those reported in the company’s Form 10-Q for the period ended June 30, 2019.

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

As of September 30, 2019, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2019, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

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
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DuPont. Information regarding certain of these matters is set forth below and in Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Litigation related to Corteva’s current businesses
La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EID's La Porte, Texas, facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board (“CSB”) issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva responded to the CSB on September 30, 2019 outlining the actions it has taken to date to address the recommendations for the site and providing its plan to address the CSB’s remaining recommendations. Corteva continues to cooperate with the ongoing criminal U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") investigations. These investigations could result in sanctions and criminal penalties against Corteva.

Canadian Competition Bureau Formal Inquiry
On October 23, 2019, the Canadian Competition Bureau (the “Bureau”) notified the company of its intent to commence a formal inquiry under civil sections of Canada’s competition laws. The inquiry is in response to allegations by the Farmers Business Network (FBN) that Corteva and other seeds and crop protection manufacturers and wholesalers unilaterally or in coordination refused, restricted and/or impaired supply of products to FBN in western Canada. This inquiry follows an informal request for information from the Bureau pursuant to which the company voluntarily provided documents and engaged in discussions with the Bureau outlining how its conduct was and continues to be compliant with Canadian competition laws. Corteva continues to cooperate with the Bureau’s inquiries.

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

Pursuant to the Separation Agreements, the company is entitled to indemnification for certain liabilities related to legacy EID businesses. On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. Further information with respect to this proceeding is set forth in Note 18 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Corteva has additional agreements with financial institutions to establish programs that provide financing for select customers of Corteva’s seed and crop protection products in the United States, Latin America, Europe and Asia. The programs are renewed on an annual basis. In most cases, EID or the agriculture business of Historical Dow guarantees the extension of such credit to such customers. If Corteva is unable to renew these agreements or access the debt markets to support customer financing, Corteva’s sales may be negatively impacted, which could result in increased borrowing needs to fund working capital.

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

The company, pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement, is entitled to indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of September 30, 2019, the indemnification assets pursuant to the Separation Agreements are in aggregate $146 million within accounts and notes receivable - net and $348 million within other assets in the company’s interim Condensed Consolidated Balance Sheet. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

In the ordinary course of business, Corteva may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses and issue guarantees of third party obligations. If Corteva were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting Corteva’s financial condition and results of operations.

Corteva’s operations outside the United States are subject to risks and restrictions, which could negatively affect Corteva’s business, results of operations and financial condition.

Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. In addition, Corteva’s international operations are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, significant levels of crime and organized crime or developing legal systems.  This may increase the risk to the company's employees, subcontractors or other parties, and to other liabilities, such as property loss or damage to the company's products, and may affect Corteva's ability to safely operate in these countries. Although Corteva has operations throughout the world, Corteva’s pro forma sales outside the United States in 2018 were principally to customers in Eurozone countries, Brazil and Canada. Further, Corteva’s largest currency exposures are the Euro and the Brazilian Real. Market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

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

For Corteva's risks related to the Separation and risks related to Corteva's common stock, refer to Corteva's information statement filed as Exhibit 99.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-38710) filed by Corteva with the Securities and Exchange Commission on May 6, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
August 2019	823,749	$30.33	823,749	$975
Total	823,749	$30.33	823,749	$975

1.
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 5.  OTHER INFORMATION

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont Inc. (“DowDuPont”).  The separation was effectuated through a pro rata distribution of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.  The Separation is intended to qualify as a tax-free spinoff for United States tax purposes under Section 355 of the Internal Revenue Code.

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

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K, filed on October 10, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.2 to Corteva’s Current Report on Form 8-K, filed on June 3, 2019.

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEVA, INC.
(Registrant)

Date:	October 31, 2019

By:	/s/ Gregory R. Friedman

Gregory R. Friedman
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	October 31, 2019

By:	/s/ Gregory R. Friedman

Gregory R. Friedman
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$1,911	$1,947	$10,863	$11,472
Cost of goods sold	1,349	1,485	6,607	7,924
Research and development expense	289	325	857	1,010
Selling, general and administrative expenses	646	633	2,318	2,347
Amortization of intangibles	100	88	314	284
Restructuring and asset related charges - net	46	235	167	466
Integration and separation costs	152	253	694	697
Goodwill impairment charge	—	4,503	—	4,503
Other income - net	59	7	90	118
Loss on early extinguishment of debt	—	—	13	—
Interest expense	58	82	181	251
Loss from continuing operations before income taxes	(670)	(5,650)	(198)	(5,892)
(Benefit from) provision for income taxes on continuing operations	(113)	(8)	83	(187)
Loss from continuing operations after income taxes	(557)	(5,642)	(281)	(5,705)
Income (loss) from discontinued operations after income taxes	22	526	(695)	1,200
Net loss	(535)	(5,116)	(976)	(4,505)
Net (loss) income attributable to noncontrolling interests	(11)	3	8	22
Net loss attributable to E. I. du Pont de Nemours and Company	$(524)	$(5,119)	$(984)	$(4,527)

See Notes to the Consolidated Financial Statements beginning on page 102.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net loss	$(535)	$(5,116)	$(976)	$(4,505)
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(297)	(88)	(471)	(1,099)
Adjustments to pension benefit plans	5	5	13	13
Adjustments to other benefit plans	—	—	(86)	—
Derivative instruments	—	(3)	23	(8)
Total other comprehensive loss	(292)	(86)	(521)	(1,094)
Comprehensive loss	(827)	(5,202)	(1,497)	(5,599)
Comprehensive (loss) income attributable to noncontrolling interests - net of tax	(11)	3	8	22
Comprehensive loss attributable to E. I. du Pont de Nemours and Company	$(816)	$(5,205)	$(1,505)	$(5,621)

See Notes to the Consolidated Financial Statements beginning on page 102.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,980	$2,270	$1,657
Marketable securities	117	5	142
Accounts and notes receivable - net	6,590	5,260	6,547
Inventories	4,403	5,310	4,898
Other current assets	1,043	1,038	1,041
Assets of discontinued operations - current	—	9,089	9,055
Total current assets	14,133	22,972	23,340
Investment in nonconsolidated affiliates	70	138	144
Property, plant and equipment - net of accumulated depreciation (September 30, 2019 - $3,186; December 31, 2018 - $2,796; September 30, 2018 - $2,694)	4,503	4,544	4,384
Goodwill	10,168	10,193	10,203
Other intangible assets	11,667	12,055	12,138
Deferred income taxes	270	304	366
Other assets	2,440	1,932	1,888
Assets of discontinued operations - non-current	—	56,545	57,185
Total Assets	$43,251	$108,683	$109,648
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,604	$2,154	$4,371
Accounts payable	3,014	3,798	3,642
Income taxes payable	126	186	224
Accrued and other current liabilities	2,298	4,005	2,117
Liabilities of discontinued operations - current	—	3,167	2,888
Total current liabilities	9,042	13,310	13,242
Long-Term Debt	116	5,784	10,215
Long-Term Debt - Related Party	4,037	—	—
Other Noncurrent Liabilities
Deferred income tax liabilities	1,328	1,480	1,594
Pension and other post employment benefits - noncurrent	5,405	5,677	5,267
Other noncurrent obligations	2,132	1,795	1,799
Liabilities of discontinued operations - non-current	—	5,484	5,532
Total noncurrent liabilities	13,018	20,220	24,407
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2019, December 31, 2018, and September 30, 2018:
$4.50 Series – 1,673,000 shares (callable at $120)	169	—	—
$3.50 Series – 700,000 shares (callable at $102)	70	—	—
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at September 30, 2019 - 200, December 31, 2018 - 100, and September 30 2018 - 100	—	—	—
Additional paid-in capital	23,963	—	—
Divisional equity	—	78,259	74,006
Accumulated deficit	(351)	—	—
Accumulated other comprehensive loss	(2,667)	(3,360)	(2,271)
Total E. I. du Pont de Nemours and Company stockholders’ equity	21,184	74,899	71,735
Noncontrolling interests	7	254	264
Total equity	21,191	75,153	71,999
Total Liabilities and Equity	$43,251	$108,683	$109,648

See Notes to the Consolidated Financial Statements beginning on page 102.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Operating activities
Net loss	$(976)	$(4,505)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,310	2,092
(Benefit from) provision for deferred income tax	(427)	112
Net periodic pension benefit	(208)	(242)
Pension contributions	(109)	(1,266)
Net gain on sales of property, businesses, consolidated companies, and investments	(69)	(36)
Restructuring and asset related charges - net	284	565
Amortization of inventory step-up	272	1,494
Goodwill impairment charge	1,102	4,503
Loss on early extinguishment of debt	13	—
Other net loss	184	284
Changes in operating assets and liabilities - net	(3,697)	(5,781)
Cash used for operating activities	(2,321)	(2,780)
Investing activities
Capital expenditures	(1,015)	(1,020)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	142	101
Acquisitions of businesses - net of cash acquired	(9)	—
Investments in and loans to nonconsolidated affiliates	(10)	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(133)	(1,235)
Proceeds from sales and maturities of investments	42	1,930
Other investing activities - net	(2)	(4)
Cash used for investing activities	(964)	(228)
Financing activities
Change in short-term (less than 90 days) borrowings	1,729	2,381
Proceeds from related party long term debt	4,160	—
Payments on related party long term debt	(123)	—
Proceeds from issuance of long-term debt	1,001	756
Payments on long-term debt	(6,803)	(1,538)
Proceeds from exercise of stock options	43	81
Distributions to DowDuPont	(317)	(2,481)
Cash transferred to DowDuPont at Internal Reorganization	(2,053)	—
Contributions from Dow and DowDuPont	3,255	288
Debt extinguishment costs	(79)	—
Other financing activities	(34)	(78)
Cash provided by (used for) financing activities	779	(591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118)	(187)
Decrease in cash, cash equivalents and restricted cash	(2,624)	(3,786)
Cash, cash equivalents and restricted cash at beginning of period	5,024	7,914
Cash, cash equivalents and restricted cash at end of period	$2,400	$4,128

See Notes to the Consolidated Financial Statements beginning on page 102.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2018
Balance at January 1, 2018	$—	$—	$—	$80,557	$—	$(1,177)	$—	$213	$79,593
Net (loss) income				(105)				18	(87)
Other comprehensive income						1,007			1,007
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)					(2)
Distributions to Dow and DowDuPont				(830)				(1)	(831)
Issuance of DowDuPont stock				45					45
Share-based compensation				11					11
Other - net				434				56	490
Balance at March 31, 2018	$—	$—	$—	$80,110	$—	$(170)	$—	$286	$80,226
Net income				697				1	698
Other comprehensive loss						(2,015)			(2,015)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)					(3)
Distributions to Dow and DowDuPont				(828)					(828)
Issuance of DowDuPont stock				12					12
Share-based compensation				50					50
Other - net				(409)				(28)	(437)
Balance at June 30, 2018	$—	$—	$—	$79,629	$—	$(2,185)	$—	$259	$77,703
Net (loss) income				(5,119)				3	(5,116)
Other comprehensive loss						(86)			(86)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)					(2)
Distributions to Dow and DowDuPont				(823)					(823)
Issuance of DowDuPont stock				24					24
Share-based compensation				40					40
Other - net				257				2	259
Balance at September 30, 2018	$—	$—	$—	$74,006	$—	$(2,271)	$—	$264	$71,999

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$—	$78,259	$—	$(3,360)	$—	$254	$75,153
Net income				166				10	176
Other comprehensive loss						(74)			(74)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)					(2)
Distributions to Dow and DowDuPont				(317)					(317)
Issuance of DowDuPont stock				35					35
Share-based compensation				18					18
Contributions from Dow and DowDuPont				88					88
Other - net				(3)					(3)
Balance at March 31, 2019	$—	$—	$—	$78,244	$—	$(3,434)	$—	$264	$75,074
Net (loss) income				(806)	180			9	(617)
Other comprehensive loss						(155)			(155)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(5)				(5)
Contributions from DowDuPont				3,168					3,168
Issuance of DowDuPont stock				4					4
Share-based compensation			11	44					55
Impact of Internal Reorganizations				(56,479)		1,214		(231)	(55,496)
Reclassification of Divisional Equity to APIC	239		23,936	(24,175)					—
Other - net					(3)			(24)	(27)
Balance at June 30, 2019	$239	$—	$23,947	$—	$172	$(2,375)	$—	$18	$22,001
Net loss					(524)			(11)	(535)
Other comprehensive loss						(292)			(292)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			4						4
Share-based compensation			12						12
Other - net					1				1
Balance at September 30, 2019	$239	$—	$23,963	$—	$(351)	$(2,667)	$—	$7	$21,191

See Notes to the Consolidated Financial Statements beginning on page 102.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As a result of the Business Realignment and the Internal Reorganization, Corteva, Inc. owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EID are outlined below:

•
Preferred Stock - EID has preferred stock outstanding to third parties which is accounted for as a non-controlling interest at the Corteva, Inc. level. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

•
Related Party Loan - EID engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remains on EID's financial statements at the standalone level (including the associated interest).

•	Capital Structure - At September 30, 2019, Corteva, Inc.'s capital structure consists of 748,390,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:

•	Note 1 - Background and Basis of Presentation - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 2 - Summary of Significant Accounting Policies - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 3 - Recent Accounting Guidance - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 4 - Common Control Combination Transaction - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 5 - Divestitures and Other Transactions - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 6 - Revenue - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 7 - Restructuring and Asset Related Charges - Net - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 8 - Related Parties - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, below

•	Note 9 - Supplementary Information - refer to page 26 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 10 - Income Taxes - refer to page 27 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 11 - Earnings Per Share - N/A for EID

•	Note 12 - Accounts and Notes Receivable - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 13 - Inventories - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 14 - Property, Plant and Equipment - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 15 - Goodwill and Other Intangible Assets - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 16 - Leases - refer to page 34 of the Corteva, Inc. interim Consolidated Financial Statements

•
Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 36 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below

•	Note 18 - Commitments and Contingent Liabilities - refer to page 39 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 19 - Stockholders' Equity - refer to page 44 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 20 - Pension Plans and Other Post Employment Benefits - refer to page 46 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 21 - Stock-Based Compensation - refer to page 47 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 22 - Financial Instruments - refer to page 49 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 23 - Fair Value Measurements - refer to page 53 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 24 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page 25 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of related party transactions with Historical Dow and DowDuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of September 30, 2019, the outstanding related party loan balance was $4,037 million (which approximates fair value) with an interest rate of 3.68%, and is reflected as long-term debt - related party on EID's interim Condensed Consolidated Balance Sheet. Additionally, EID has incurred tax deductible interest expense of $39 million and $69 million for the three and nine months ended September 30, 2019 associated with the related party loan from Corteva, Inc.

As of September 30, 2019, EID had payables to Corteva, Inc., the parent company, of $102 million and $180 million included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Condensed Consolidated Balance Sheet related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page 54 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile segment pro forma operating EBITDA to loss from continuing operations after income taxes and segment assets to total assets, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

Loss from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 [1]	2019 [1]	2018 [1]
Loss from continuing operations after income taxes	$(557)	$(5,642)	$(281)	$(5,705)
(Benefit from) provision for income taxes on continuing operations	(113)	(8)	83	(187)
Loss from continuing operations before income taxes	(670)	(5,650)	(198)	(5,892)
Depreciation and amortization	226	215	711	667
Interest income	(13)	(12)	(46)	(63)
Interest expense	58	82	181	251
Exchange (gains) losses - net [2]	(22)	74	37	140
Non-operating benefits - net	(32)	(49)	(106)	(155)
Goodwill impairment charge	—	4,503	—	4,503
Significant items	246	369	886	876
Pro forma adjustments[3]	—	217	298	1,695
Corporate expenses	31	38	92	109
Segment operating EBITDA	$(176)	$(213)	$1,855	$2,131

1.	Periods prior to March 31, 2019 are on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

2.
Excludes a $(33) million foreign exchange loss for the three and nine months ended September 30, 2019 associated with the devaluation of the Argentine peso and a $(50) million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as it is included within significant items. See Note 9 - Supplementary Information of the Corteva, Inc. interim Consolidated Financial Statements for additional information.

3.	Refer to page 69 for further details of pro forma adjustments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets to total assets (in millions)	September 30, 2019	December 31, 2018	September 30, 2018
Total segment assets	$39,352	$38,632	$39,388
Corporate assets	3,899	4,417	4,020
Assets related to discontinued operations [1]	—	65,634	66,240
Total assets	$43,251	$108,683	$109,648

1.	See Note 5 - Divestitures and Other Transactions of the Corteva, Inc. interim Consolidated Financial Statements for additional information on discontinued operations.