Form 10-K
period 2019-12-31
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2020-02-14
CIK 1755672, 30554

2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____________________________________________________________________________
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

No securities are registered pursuant to Section 12(g) of the Act.
_____________________________________________________
        Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Corteva, Inc.                                          Yes  ☒   No  ☐
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

        Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Corteva, Inc.                                          Yes  ☒   No  ☐
E. I. du Pont de Nemours and Company                          Yes  ☒   No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Corteva, Inc.                                                 Yes ☒   No  ☐
E. I. du Pont de Nemours and Company                                 Yes ☒   No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Corteva, Inc.                                                  ☒
E. I. du Pont de Nemours and Company                                 ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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
Corteva, Inc.                                             ☐
E. I. du Pont de Nemours and Company                                  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Corteva, Inc.                                             Yes ☐ No ☒
E. I. du Pont de Nemours and Company                                  Yes ☐ No ☒

        The aggregate market value of voting stock of Corteva, Inc. held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2019 was $22.1 billion.

As of February 7, 2020, 749,403,000 shares of Corteva, Inc's common stock, $0.01 par value, were outstanding.

As of February 7, 2020, all of E. I. du Pont de Nemours and Company’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

E.I. du Pont de Nemours and Company meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of Corteva, Inc.'s definitive 2019 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

CORTEVA, INC.
Form 10-K

Explanatory Note

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•	"Corteva" or "the company" refers to Corteva, Inc. and its consolidated subsidiaries (including EID);

•	"EID" refers to E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate;

•	"DowDuPont" refers to DowDuPont Inc, and its subsidiaries prior to the Separation of Corteva defined on page 3;

•	"Historical Dow" refers to the Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization defined on page 3;

•	"Historical DuPont" refers to EID prior to the Internal Reorganization;

•	"Dow" refers to Dow Inc. after the Dow Distribution defined on page 3;

•	"DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva; and

•	"DAS" refers to the agriculture business of Historical Dow, Dow AgroSciences.

DowDuPont was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between Historical Dow and Historical DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). For purposes of DowDuPont’s financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical DuPont’s assets and liabilities were reflected at fair value as of the close of the Merger in the financial statements of DowDuPont. In connection with the Merger and the related accounting determination, Historical DuPont elected to apply push down accounting and reflected in its historical financial statements the fair value of its assets and liabilities. For purposes of Corteva’s financial statement presentation, periods following the closing of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of Corteva/EID. All periods prior to the closing of the Merger reflect the historical accounting basis in EID’s assets and liabilities and are labeled “Predecessor.” Corteva’s historical financial statements include a black line division between the columns titled “Predecessor” and “Successor” to signify that the amounts shown for the periods prior to and following the Merger are not comparable.  The Predecessor period reflects the results of operations and assets and liabilities of EID and excludes the DAS business.

On June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”). Beginning on June 3, 2019, the company's common stock is traded on the New York Stock Exchange under the ticker symbol "CTVA".

This Annual Report on Form 10-K is a combined report being filed separately by Corteva, Inc. and EID.  Corteva, Inc. owns all of the common equity interests in EID, and EID meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K with the reduced disclosure format. Each of Corteva, Inc. and EID is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with notes to the consolidated financial statements, are included in this report.

The primary differences between Corteva and EID's financial statements relate to EID's Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series, a related party loan between EID and Corteva, Inc. and the associated tax deductible interest expense for EID, and the capital structure of Corteva. Inc. (See EID's Note 1 - Basis of Presentation to EID's Consolidated Financial Statements, for additional information for above items). The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Annual Report on Form 10-K and begin on page F-100. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

Part I

ITEM 1.  BUSINESS

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

Subsequent to the Merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three divisions: agriculture, materials science and specialty products. As a result of the Internal Reorganization (defined below), on May 31, 2019, EID was contributed to Corteva, Inc. and, as a result, Corteva, Inc. owns 100% of the outstanding common stock of EID. Prior to March 31, 2019, Corteva, Inc. had engaged in no business operations and had no assets or liabilities of any kind, other than those incident to its formation.

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

Corteva combines the strengths of EID’s Pioneer and Crop Protection businesses and the DAS business to create a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company is focused on advancing its science-based innovation, which aims to deliver a wide range of improved products and services to its customers. Through the merger of the EID and DAS innovation pipelines, Corteva has one of the broadest and most productive new product pipelines in the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. New products are crucial to solving farmers’ productivity challenges amid a growing global population while addressing natural resistance, regulatory changes, safety requirements and competitive dynamics. The company’s investment in technology-based and solution-based product offerings allows it to meet farmers’ evolving needs while ensuring that its investments generate sufficient returns. Meanwhile, through Corteva’s unique routes to market, the company continues to work face-to-face with farmers around the world to deeply understand their needs.

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 140 countries. Total worldwide employment at December 31, 2019 was about 21,000 people. See Note 24 - Geographic Information, to the Consolidated Financial Statements for details on the location of the company's sales and property.

DowDuPont Merger of Equals, Internal Reorganizations, and Business Separations
Subsequent to the Merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products through a series of tax-efficient transactions (collectively, the "Business Separations”). Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

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

Part I
ITEM 1.  BUSINESS, continued

•	the assets and liabilities aligned with EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•	on April 1, 2019, EID transferred and conveyed its Materials Science Entities to Dow;

•	on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont;

•	on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its common stock to DowDuPont; and

•	on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

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

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns 100% of the outstanding common stock of EID, and EID owns, directly or indirectly, 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

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

•
Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019, as amended on June 1, 2019, that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments would occur.

•
Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 Corteva and Dow, and effective June 1, 2019 Corteva and DuPont, entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation Agreement.

Part I
ITEM 1.  BUSINESS, continued

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

Spin-off of Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company ("Chemours"). In connection with the separation, Historical DuPont and Chemours entered into a Separation Agreement and a Tax Matters Agreement as well as certain ancillary agreements. In accordance with generally accepted accounting principles in the U.S. ("GAAP"), the results of operations of its former Performance Chemicals segment are presented as discontinued operations and, as such, are included within (loss) income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented. Additional details regarding the separation and other related agreements can be found in Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements.

Business Segments
The company’s operations are managed through two reportable segments: seed and crop protection. The seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The crop protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. The combination of these leading platforms creates one of the broadest portfolios of agriculture solutions in the industry. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 55 of this report and Note 25 - Segment Information, to the Consolidated Financial Statements.

Seed
The seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that produce optimum yield for farms around the world. The company’s seed segment is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The company offers trait technologies that improve resistance to weather, disease, insects and weeds, and trait technologies that enhance food and nutritional characteristics. In addition, the company provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability.

Details on the seed segment’s net sales by major product line and geographic region (based on customer location) are as follows:

Part I
ITEM 1.  BUSINESS, continued

Products and Brands
The seed segment’s major brands and technologies, by key product line, are listed below:

Seed Solutions Brands
Pioneer®; Brevant™ seeds; Dairyland Seed®; Mycogen®; Hoegemeyer®; Nutech®; Seed Consultants®; Terral Seed®; AgVenture®; Alforex®; PhytoGen®; Pannar®; VP Maxx®; RPM®; REV®; HPT®; G2®; Supreme EX®; XL®; Power Plus®

Seed Solutions Traits and Technologies
ENLIST E3™ soybeans; EXZACT® Precision Technology; HERCULEX® Insect Protection; Pioneer® brand hybrids with Leptra® insect protection technology offering protection against above ground pests; POWERCORE® Insect Trait Technology family of products; Pioneer® brand Optimum® AcreMax® family of products offering above and below ground insect protection; REFUGE ADVANCED® powered by SMARTSTAX® 1; SMARTSTAX® Insect Trait Technology 1; NEXERA® seed offering increased canola yield potential; Omega-9 OilsTM; Pioneer® brand Optimum® AQUAmax® hybrids; Pioneer® brand corn hybrids; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; Pioneer® brand sunflowers with the ExpressSun® trait; Pioneer® brand products with Pioneer Protector® technology for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; PROPOUND™; Conkesta™

Other	LumiGEN® technologies seed treatment portfolio of offerings, LUMIDERM™, LUMIVIA® and LUMIALZA™; GRANULAR®; ACREVALUE®

U.S. federal regulatory authorizations have been obtained for the commercialization of ENLIST™ corn, ENLIST E3™ soybeans and ENLIST® cotton, including the U.S. Environmental Protection Agency's registration of ENLIST DUO® and ENLIST ONE® for use with ENLIST™ corn, soybeans and cotton in 34 states. The company has also secured cultivation authorizations of ENLIST E3™ soybeans and ENLIST™ corn in Argentina, Brazil, and North America.

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, during the fourth quarter of 2019, the company is accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the next five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 70 for additional information.

In 2019, Corteva received import authorization from China for the Conkesta™ soybean insect control trait. The trait approval had been in progress in China since 2014. The receipt of China import approval is a necessary step for commercialization of Conkesta E3™ in Latin America, which the company is expecting the latter part of 2021, pending additional regulatory approvals.

In 2019, the company launched Qrome® corn products in U.S. Pioneer® brands. Qrome® products offer growers high yield potential insect control options to help drive productivity for their operations by combining top-tier genetics and strong defensive traits. In 2020, Qrome® products will be expanded to the U.S. multi-channel and Canada Pioneer® brands.

The company acquired exclusive rights to the Clearfield® canola production system in North America from BASF in 2019. The Clearfield® canola trait provides non-genetically modified tolerance to imidazolinone herbicides. Clearfield® canola in the Pioneer® and Nexera® brands were already highly established in the market and integrated into the company’s breeding, production and commercial processes.

Distribution
The seed segment has a diverse worldwide network which markets and distributes the company’s brands to customers, primarily through the company’s multi-channel, multi-brand strategy, which includes four differentiated channels: Pioneer agency model, regional brands, retail brands, as well as third parties through licensing and distribution channels.

Part I
ITEM 1.  BUSINESS, continued

The Pioneer agency model is unique to Corteva and represents sales made directly to farmers via independent sales representatives. Through this agency model, the company interacts directly with farmers at multiple points in the growing season, from prior to planting all the way through harvest. These regular interactions enable the company to provide the advice and service farmers need while giving the company real-time insights into the customers’ future ordering decisions. The company’s regional brands connect to customers through regional brand employees and farmer-dealer networks. Retail brands provide a one-stop shop for seed and chemistry solutions and may include sales to distributors, agricultural cooperatives, and dealers. Finally, Corteva out-licenses traits and germplasm to third parties.

Key Raw Materials
The key raw materials for seed include corn and soybean seeds. To produce high-quality seeds, the company contracts with third party growers globally. Corteva focuses on production close to the customer to ensure the seed product is suitable for that region and its weed, insect and disease challenges, weather, soil and other conditions. The company conditions and packages the seeds using its own plants and third-party contract manufacturers. By striking a balance between owning production facility assets directly and contracting with third party growers, the company believes it is best able to maintain flexibility to react to demand changes unique to each geography while minimizing costs. The company seeks to collaborate with strategic seed growers and share its digital agronomy and product management knowledge with them. The company’s third-party growers are an important part of its supply chain. Corteva provides them with rigorous training, planning tools and access to a system that tests and advances products matched to specific geographic needs.

The company’s R&D and supply chain groups work seamlessly to select and maintain product characteristics that enhance the quality of its seed products and solutions. The company focuses on customer-driven innovation to deliver the best germplasm and trait technologies. With its large sets of digitized data and its seed field management solution, the company can manage its field operations efficiently and draw insights from data quickly and effectively. This allows the company’s supply chain to react quickly to changing customer needs and provides R&D with tremendous amounts of data to analyze and incorporate into resource allocation decisions. The company continues to invest in and build capabilities that drive value via data digitization and analytics that enable it to create an even more responsive and efficient answer to customer needs.

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The company offers crop protection solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The company is a leader in global herbicides, insecticides, above-ground nitrogen stabilizers and pasture and range management herbicides.

Details on the crop protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:

Part I
ITEM 1.  BUSINESS, continued

Products and Brands
The crop protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management	CLOSER™; DELEGATE™; INTREPID®; ISOCLAST™; LANNATE™; EXALT™; PEXALON™; TRANSFORM™; VYDATE®; OPTIMUM™; RADIANT™; SENTRICON™; ENTRUST® SC; GF-120™; and TRACER™
Disease Management	APROACH® PRIMA; VESSARYA™; APPROACH POWER™; TALENDO™; TALIUS®; EQUATION PRO™; EQUATION CONTACT™; ZORVEC™; DITHANE™; INATREQ™; CURZATE™; TANOS™, FONTELIS™; ACANTO®; and GALILEO™
Weed Control
ARIGO®; ARYLEX™; ENLIST™ weed control system; ENLIST DUO™; BROADWAY™; RINSKOR™; ZYPAR™; MUSTANG®; GALLANT™; VERDICT®; LANCET®; KERB™; PIXXARO™; QUELEX™; GALLERY™; CENT-7™; SNAPSHOT®; TRELLIS®; CITADEL™; CLIPPER™; GRANITE®; RAINBOW™; PINDAR® GT; VIPER®; WIDEATTACK®; BELKAR®; WIDEMATCH®; PERFECTMATCH®; CLINCHER™; DURANGO™; FENCER®; GARLON™; SONIC®; TEXARO®; KEYSTONE®; PACTO®; LIGATE®; DIMENSION®; TOPSHOT™; RICER™; LOYANT™; CLASSIC™; REALM® Q; TRIVENCE®; LONTREL™; GRAZON™; PANZER®; PRIMUS®; RESICORE®; SPIDER™; STARANE®; SURESTART®; and TORDON™

Nitrogen Management	INSTINCT™; N-SERVE® Nitrogen Stabilizer; N-LOCK™; and PinnitMax™

Key Raw Materials
The key raw materials and supplies for crop protection include chlorinated pyridines derivatives, specialty intermediates and technical grade active ingredients, chlorine, and seed treatments. Typically, the company purchases major raw materials through long-term contracts with multiple suppliers, which sometimes require minimum purchase commitments. Certain important raw materials are supplied by a few major suppliers. The company expects the markets for its raw materials to remain balanced, though pricing may be volatile given the current state of the global economy. The company relies on contract manufacturers, both domestically and internationally, to produce certain inputs or key components for its product formulations. These inputs are typically sourced close to where the company ultimately formulates and sells its products. The company strives to maintain multiple high-quality supply sources for each input.

Corteva’s supply chain strategy will involve managing global supplies of active and intermediate ingredients sourced regionally with global best practices and oversight. Corteva’s supply strategy includes a robust and flexible global footprint to meet future portfolio growth. The company’s supply chain also provides competitive advantages including reducing time to meet customer requirements in regions while minimizing costs through the value chain.

Seasonality
Corteva’s sales are generally strongest in the first half of the calendar year, which aligns with the planting and growing season in the northern hemisphere. The company typically generates about 65 percent of its sales in the first half of the calendar year, driven by northern hemisphere seed and crop protection sales. The company generates about 35 percent of its sales in the second half of the calendar year, led by seed sales in the southern hemisphere. The seasonality in sales impacts both the seed and crop protection segments. The company’s direct distribution channel, where products are shipped to farmers, is more affected by planting delays than its competitors. Generally speaking, unfavorable weather slows the planting season and can affect the company’s quarterly results and sales mix. Severe unfavorable weather, however, can impact overall sales. Accounts receivable tends to be higher during the first half of the year, consistent with the peak sales period in the northern hemisphere, with cash collection focused in the fourth quarter.

Part I
ITEM 1.  BUSINESS, continued

Intellectual Property
Corteva considers its intellectual property estate, which includes patents, trade secrets, trademarks and copyrights, in the aggregate, to constitute a valuable asset of Corteva and actively seeks to secure intellectual property rights as part of an overall strategy to protect its investment in innovations and maximize the results of its research and development program. While the company believes that its intellectual property estate, taken as a whole, provides a competitive advantage in many of its businesses, no single patent, trademark, license or group of related patents or licenses is in itself essential to the company as a whole or to any of the company’s segments.

Trade secrets are an important element of the company's intellectual property. Many of the processes used to make Corteva products are kept as trade secrets which, from time to time, may be licensed to third parties. Corteva vigilantly protects all of its intellectual property including its trade secrets. When the company discovers that its trade secrets have been unlawfully taken, it reports the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, the company takes measures to mitigate any potential impact, which may include civil actions seeking redress, restitution and/or damages based on loss to the company and/or unjust enrichment.

Patents & Trademarks: Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2019, the company owned about 5,200 U.S. patents and about 9,200 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2019:

	Approximate U.S.	Approximate Other Countries
Within 5 years	600	800
6 to 10 years	1,100	2,800
11 to 16 years	2,200	5,100
16 to 20 years	1,300	500
Total	5,200	9,200

In addition to its owned patents, the company owns over 7,100 patent applications.

The company also owns or has licensed a substantial number of tradenames, trademarks and trademark registrations in the United States and other countries, including over 12,100 registrations and pending trademark applications in a number of jurisdictions.

In addition, the company holds multiple long-term biotechnology trait licenses from third parties as a normal course of business. Most corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Competition
The company competes with producers of seed germplasm, trait developers, and crop protection products on a global basis. The global market for products within the industry is highly competitive and the company believes competition has and will continue to intensify with industry consolidation. Corteva competes based on germplasm and trait leadership, price, quality and cost competitiveness and the offering of a holistic solution. The company’s key competitors include BASF, Bayer, FMC and ChemChina, as well as companies trading in generic crop protection chemicals and regional seed companies.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 27, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 67, 73-75 and (3) Note 2 - Summary of Significant Accounting Policies, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

Available Information
The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on Corteva's website at http://www.corteva.com/ by clicking on the section labeled "Investors", then on "Financial Information." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the SEC.

Part I
ITEM 1A.  RISK FACTORS

The successful development and commercialization of Corteva’s pipeline products, including Enlist E3™ soybeans, will be necessary for Corteva’s growth.

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

New product concepts may be abandoned for many reasons, including greater anticipated development costs, technical difficulties, lack of efficacy, regulatory obstacles or inability to market under regulatory frameworks, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of active ingredient development or discovery, breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the chemicals, genes and germplasm Corteva tests is selected for commercialization. Furthermore, the length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. For example, the transition to the company’s Enlist E3™ soybean technology is expected to take five years and is packaged with its Enlist One® and Enlist Duo® herbicides. In countries where biotech traits are not approved for widespread use, Corteva’s seed sales depend on the quality of its germplasm. While initial commercialization efforts have been promising, there are no guarantees that anticipated levels of product acceptability within Corteva's markets will be achieved or that higher quality products will not be developed by Corteva's competitors in the future.

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

Corteva currently faces significant competition in the markets in which it operates. In most segments of the market, the number of products available to the grower is steadily increasing as new products are introduced. At the same time, certain products are coming off patent and are thus available to generic manufacturers for production and commercialization. Additionally, data analytic tools and web-based new direct purchase models offer increased transparency and comparability, which creates price pressures. Corteva cannot predict the pricing or promotional actions of its competitors. Aggressive marketing or pricing by Corteva’s competitors could adversely affect Corteva’s business, results of operations and financial conditions. As a result, Corteva continues to face significant competitive challenges.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Enforcing Corteva’s intellectual property rights, or defending against intellectual property claims asserted by others, could materially affect Corteva’s business, results of operations and financial condition.

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

Part I
ITEM 1A.  RISK FACTORS, continued

Corteva’s business may be materially affected by competition from manufacturers of generic products.

Competition from manufacturers of generic products is a challenge for Corteva’s branded products around the world, and the loss or expiration of intellectual property rights can have a significant adverse effect on Corteva’s revenues. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, upon the loss or expiration of patent protection for one of Corteva’s products or of a product that Corteva licenses, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of Corteva’s patented products or of a product that Corteva licenses, Corteva can lose a major portion of revenues for that product, which can have a material adverse effect on Corteva’s business.

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

Part I
ITEM 1A.  RISK FACTORS, continued

The degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products and technologies can affect Corteva’s sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.

Concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products in general, their potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment, reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These include concerns and claims that increased use of crop protection products, drift, inversion, volatilization and the use of biotechnology traits meant to reduce the resistance of weeds or pests to control by crop protection products, could increase or accelerate such resistance and otherwise negatively impact health and the environment. These and other concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation, termination of raw material supply agreements and legal claims. These and other concerns could also influence public perceptions, the viability or continued sales of certain of Corteva’s products, Corteva’s reputation and the cost to comply with regulations. As a result, such concerns could have a material adverse effect Corteva’s business, results of operations, financial condition and cash flows.

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

Corteva’s business, results of operations and financial condition could be adversely affected by industrial espionage and other disruptions to its supply chain, information technology or network systems.

Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, local epidemics or pandemics, weather events and natural disasters could seriously harm Corteva’s operations as well as the operations of its customers and suppliers. For example, a pandemic in locations where Corteva has significant operations, sales, or key suppliers could have a material adverse effect on Corteva’s results of operations. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution.

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

Like most major corporations, Corteva is the target of industrial espionage, including cyber-attacks, from time to time. Corteva has determined that these incidents have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, to date, Corteva has not experienced any material financial impact, changes in the competitive environment or impact on business operations from these events. Although management does not believe that Corteva has experienced any material losses to date related to industrial espionage and security breaches, including cybersecurity incidents, there can be no assurance that Corteva will not suffer such losses in the future.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

When possible, Corteva purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Corteva also enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. In addition, Corteva takes actions to offset the effects of higher input costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher input costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If Corteva is not able to fully offset the effects of higher input costs, it could have a significant impact on its financial results.

Corteva may be unable to achieve all the benefits that it expects to achieve from the Internal Reorganization and future restructuring and other cost savings initiatives. Combining the agriculture businesses of EID and DAS may be more difficult, costly or time-consuming than expected, which may adversely affect Corteva’s results and negatively affect the value of Corteva common stock.

Since the Merger, Corteva has benefited from and expects to continue to benefit from significant cost synergies through the DowDuPont Cost Synergy Program (the “Synergy Program”) which was designed to integrate and optimize the organization in preparation for the separation of DowDuPont’s materials science business through the separation and distribution of Dow (which occurred on April 1, 2019) and the separation of DowDuPont’s agriculture business through Corteva’s separation and distribution (which occurred on June 1, 2019). This integration and optimization was designed to be achieved through production cost efficiencies, enhancement of the agricultural supply chain, elimination of duplicative agricultural research and development programs, optimization of Corteva’s global footprint across manufacturing, sales and research and development, the reduction of corporate and leveraged services costs, and the realization of significant procurement synergies. In addition, Corteva’s management also expects Corteva will achieve growth synergies and other meaningful savings and benefits as a result of Corteva’s separation, as well as any future restructuring or cost savings initiatives.

Combining EID and DAS's independent agriculture businesses and preparing for Corteva’s separation and distribution were complex, costly and time-consuming processes and management may face significant challenges in implementing or realizing the expected synergies from Corteva’s separation and distribution, many of which may be beyond the control of management, including, without limitation:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration or separation process, including with respect to the intended tax efficient transactions;

Part I
ITEM 1A.  RISK FACTORS, continued

•	unanticipated issues in integrating, replicating or separating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of Corteva and the intended tax efficient separation transactions;

•	coordinating geographically separate organizations;

•	failing to successfully optimize Corteva’s facilities footprint;

•	failing to take advantage of Corteva’s global supply chain;

•	failing to identify and eliminate duplicative programs; and

•	failing to otherwise integrate EID’s or DAS’s respective agriculture businesses, including their technology platforms.

Some of these factors are outside of Corteva’s control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact Corteva’s business, financial condition and results of operations.

If the anticipated benefits and cost savings from the Synergy Program or other future restructurings or cost initiatives are not realized fully or take longer to realize than expected, the value of Corteva’s common stock, revenues, levels of expenses and results of operations may be affected adversely. There can be no assurance that Corteva, as an independent, separate public company, will be able to sustain any or all the cost savings generated from actions under the Synergy Program or through future restructurings or cost initiatives.

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

Corteva has additional agreements with financial institutions to establish programs that provide financing for select customers of Corteva’s seed and crop protection products in the United States, Latin America, Europe and Asia. The programs are renewed on an annual basis. In most cases, Corteva guarantees the extension of such credit to such customers. If Corteva is unable to renew these agreements or access the debt markets to support customer financing, Corteva’s sales may be negatively impacted, which could result in increased borrowing needs to fund working capital.

Corteva’s earnings, operations and business, among other things, will impact its credit ratings, costs and availability of financing. A decrease in the ratings assigned to Corteva or EID by the ratings agencies may negatively impact Corteva’s access to the debt capital markets and increase Corteva’s cost of borrowing and the financing of its seasonal working capital.

Part I
ITEM 1A.  RISK FACTORS, continued

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

Through Corteva's ownership of EID, Corteva maintains EID defined benefit pension and other post-employment benefit plans. For some of these plans, including EID’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EID’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. In 2020, Corteva expects to contribute approximately $60 million to its pension plans other than the principal U.S. pension plan, and about $240 million for its other post-employment benefit ("OPEB") plans. Additionally, Corteva may make potential discretionary contributions to the principal U.S. pension plan in 2020. Corteva, furthermore, may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

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

Part I
ITEM 1A.  RISK FACTORS, continued

Corteva faces risks arising from various unasserted and asserted litigation matters arising out of the normal course of its current and former business operations, including intellectual property, commercial, product liability, environmental and antitrust lawsuits. Corteva has noted a trend in public and private suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public and the environment, including waterways and watersheds. Claims alleging harm to the public and the environment may be brought against Corteva, notwithstanding years of scientific evidence and regulatory determinations supporting the safety of crop protection products. The litigation involving Monsanto’s Roundup® non-selective glyphosate containing weedkiller products has resulted in negative publicity and sentiment and may lead to similar suits with respect to glyphosate-containing products and/or other established crop protection products. Claims and allegations that Corteva’s products or products that Corteva manufactures or markets on behalf of third parties are not safe could result in litigation, damage to Corteva’s reputation and have a material adverse effect on Corteva’s business. It is not possible to predict the outcome of these various proceedings. An adverse outcome in any one or more of these matters could be material to Corteva’s financial results. Various factors or developments can lead to changes in current estimates of liabilities. Such factors and developments may include, but are not limited to, additional data, safety or risk assessments, as well as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on Corteva.

The company, pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement, is entitled to indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2019, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $120 million within accounts and notes receivable - net and $359 million within other assets in the company’s Consolidated Balance Sheet. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

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

Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. In addition, Corteva’s international operations are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, local epidemics or pandemics, significant levels of crime and organized crime, or developing legal systems.  This may increase the risk to the company's employees, subcontractors or other parties, and to other liabilities, such as property loss or damage to the company's products, and may affect Corteva's ability to safely operate in, or import into, or receive raw materials from these countries. For example, in December 2019, a strain of coronavirus reported to have surfaced in Wuhan, China slowed international commerce with China. While at this point, the extent to which the coronavirus may impact the company's results is uncertain, it may result in delays in receiving key raw materials for the company's products or decreased demand for the company's products, which may negatively impact Corteva's business.

Additionally, Corteva’s ability to export its products and its sales outside the United States has been, and may continue to be adversely affected by significant changes in trade, tax or other policies, including the risk that other countries may retaliate through the imposition of their own trade restrictions and/or increased tariffs in response to substantial changes to U.S. trade and tax policies.

Part I
ITEM 1A.  RISK FACTORS, continued

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2019 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Euro and the Brazilian Real. Market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

Climate change and unpredictable seasonal and weather factors could impact Corteva’s sales and earnings.

The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used or the level of returns. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Corteva assesses both goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. An impairment is recorded when the carrying value of a reporting unit exceeds its fair value. For the seed reporting unit, the excess fair value over carrying value is approximately 12%, and therefore carries a higher risk of impairment charges in future periods. Future impairments of goodwill or intangible assets could be recorded as a non-cash charge in results of operations due to changes in assumption, estimates or circumstances and there can be no assurance that such impairments would be immaterial to Corteva.

Risks Related to The Separation

The company may be unable to achieve some or all of the benefits that it expected to achieve from the Separation from DowDuPont.

As an independent, publicly-traded company, Corteva continues to, among other things, focus its financial and operational resources on its specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to its operational focus and strategic priorities, guide its processes and infrastructure to focus on its core strengths, implement and maintain a capital structure designed to meet its specific needs and more effectively respond to industry dynamics, all of which are benefits the company expected to achieve from its Separation. However, the company may be unable to fully achieve some or all of these benefits.

For example, in order to position itself for the Separation and Distribution, the company undertook a series of strategic, structural and process realignment and restructuring actions within its operations. These actions may not provide the benefits the company expected, and could lead to disruption of operations, loss of, or inability to recruit, key personnel needed to operate and grow its businesses following the Separation and Distribution, weakening of its internal standards, controls or procedures and impairment of its key customer and supplier relationships. If the company fails to achieve some or all of the benefits that it expected to achieve as an independent company, or does not achieve them in the time expected, its business, financial condition and results of operations could be materially and adversely affected.

In connection with the Separation the company has assumed, and agreed to indemnify DuPont and Dow for, certain liabilities. If the company is required to make payments pursuant to these indemnities, the company may need to divert cash to meet those obligations and its financial results could be negatively impacted. In addition, DuPont and Dow will indemnify Corteva for certain liabilities. These indemnities may not be sufficient to insure the company against the full amount of liabilities it incurs, and DuPont and/or Dow, and/or their historical separated businesses, may not be able to satisfy their indemnification obligations in the future.

Pursuant to the Separation Agreement, the Employee Matters Agreement and the Tax Matters Agreement with DuPont and Dow, the company agreed to assume, and indemnify DuPont and Dow for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements and Part I - Item 3 - Legal Proceedings. Payments pursuant to these indemnities may be significant and could negatively impact the company’s business, particularly indemnities relating to certain litigation for Historical DuPont operations or its actions that could impact the tax-free nature of the Corteva Distribution.

Part I
ITEM 1A.  RISK FACTORS, continued

Third parties could also seek to hold the company responsible for any of the liabilities allocated to DuPont and Dow, including those related to DowDuPont’s specialty products and/or materials science businesses, respectively, and those related to discontinued and/or divested businesses and operations of Historical Dow, which have been allocated to Dow. DuPont and/or Dow, as applicable, will agree to indemnify Corteva for such liabilities, but such indemnities may not be sufficient to protect the company against the full amount of such liabilities. In addition, DuPont and/or Dow, as applicable, may not be able to fully satisfy their indemnification obligations with respect to the liabilities the company incurs. Even if the company ultimately succeeds in recovering from DuPont and/or Dow, as applicable, any amounts for which the company is held liable, the company may be temporarily required to bear these losses itself. Each of these risks could negatively affect the company’s business, financial condition, results of operations and cash flows.

Additionally, the company generally has assumed and is responsible for the payment of its share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DowDuPont, (ii) certain liabilities of Historical DuPont relating to, arising out of or resulting from general corporate matters of Historical DuPont and discontinued and/or divested businesses and operations of Historical DuPont, including its spin-off of Chemours, and (iii) certain separation expenses not otherwise allocated to DuPont or Dow (or allocated specifically to Corteva) pursuant to the Corteva Separation Agreement, and third parties could seek to hold Corteva responsible for DuPont’s or Dow’s share of any such liabilities. For more information, see Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements and Part I - Item 3 - Legal Proceedings. DuPont and/or Dow, as applicable, will indemnify Corteva for their share of any such liabilities; however, such indemnities may not be sufficient to protect Corteva against the full amount of such liabilities, and/or DuPont and/or Dow may not be able to fully satisfy their respective indemnification obligations. In addition, even if the company ultimately succeeds in recovering from DuPont and/or Dow any amounts for which the company is held liable in excess of its agreed share, the company may be temporarily required to bear these losses itself and may not be able to fully insure itself to cover these risks. Each of these risks could materially affect the company’s business, financial condition, results of operations and cash flows.

The Separation and related transactions may expose Corteva to potential liabilities arising out of state and federal fraudulent conveyance laws

Although the company received a solvency opinion from an investment bank confirming that the company and DuPont were each adequately capitalized following the Distribution, the Separation could be challenged under various state and federal fraudulent conveyance laws. In connection with fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that DuPont did not receive fair consideration or reasonably equivalent value in the Separation and Corteva Distribution, and that the Separation and Corteva Distribution left DuPont insolvent or with unreasonably small capital or that DuPont intended or believed it would incur debts beyond its ability to pay such debts as they matured. Additionally, under its indemnity provisions of the Separation Agreement, the company could find its liabilities increased as a result of a court concluding that Historical DuPont, Historical Dow or DowDuPont executed a fraudulent conveyance in connection with divestitures and spin-offs of any one of their historical operations, including Chemours. If a court were to agree with such a plaintiff, then such court could void the Separation and Distribution as a fraudulent transfer or impose substantial liabilities on Corteva, which could materially adversely affect its financial condition and results of operations. Among other things, the court could return some of Corteva’s assets or shares of Corteva common stock to DuPont, provide DuPont with a claim for money damages against Corteva in an amount equal to the difference between the consideration received by DuPont and the fair market value of Corteva at the time of the Corteva Distribution, or require Corteva to fund liabilities of other companies involved in the Internal Reorganization and Business Realignment for the benefit of creditors.

The Distribution is also subject to review under state corporate Distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although the Distribution was made out of DowDuPont’s surplus and the company received an opinion that DowDuPont has adequate surplus under Delaware law to declare the dividend of Corteva common stock in connection with the Corteva Distribution, there can be no assurance that a court will not later determine that some or all of the Corteva Distribution was unlawful.

Part I
ITEM 1A.  RISK FACTORS, continued

If the Corteva Distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the company could be subject to significant tax and indemnification liability and stockholders receiving Corteva common stock in the Corteva Distribution could be subject to significant tax liability.

DowDuPont received an IRS Tax Ruling and tax opinion that, among other things, the Corteva Distribution and certain related transactions will qualify as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code (the "Code). The IRS Ruling and tax opinion will rely on certain facts, assumptions, and undertakings, and certain representations from DowDuPont and Corteva, regarding the past and future conduct of both respective businesses and other matters. Despite the tax opinion and the IRS Ruling, the IRS could determine on audit that the Distribution or certain related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the tax opinion.

If the Corteva Distribution ultimately is determined to be taxable, then a stockholder of DuPont that received shares of Corteva common stock would be treated as having received a distribution of property in an amount equal to the fair market value of such shares (including any fractional shares sold on behalf of such stockholder) on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of DuPont’s current and accumulated earnings and profits, which would include any earnings and profits attributable to the gain recognized by DuPont on the taxable distribution and could include earnings and profits attributable to certain internal transactions preceding the Corteva Distribution. Any amount that exceeded DuPont’s earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of DuPont stock with any remaining amount being taxed as a gain on the DuPont stock. In the event the Distribution is ultimately determined to be taxable, DuPont would recognize corporate level taxable gain on the Distribution in an amount equal to the excess, if any, of the fair market value of Corteva common stock distributed to DuPont stockholders on the distribution date over DuPont’s tax basis in such stock. In addition, if certain related transactions fail to qualify for tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, Corteva and DuPont could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

Generally, taxes resulting from the failure of the Separation and Distributions to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on DuPont or DuPont stockholders. Under the Tax Matters Agreement that the company entered into with DuPont and Dow, subject to the exceptions described below, the company is generally obligated to indemnify DuPont against such taxes imposed on DuPont. However, if the Distributions fail to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the Merger and the Distributions, then under the Tax Matters Agreement, DuPont and Dow would share the tax liability resulting from such failure in accordance with their relative equity values on the first full trading day following the Dow Distribution. The company and DuPont would share any liabilities of DuPont described in the preceding sentence in accordance with its relative equity values on the first full trading day following the Corteva Distribution. Furthermore, under the terms of the Tax Matters Agreement, the company also generally will be responsible for any taxes imposed on DuPont or Dow that arise from the failure of the Corteva Distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to its, or its affiliates’, stock, assets or business, or any breach of its representations made in any representation letter provided to its counsel in connection with the tax opinion. DuPont and Dow will be separately responsible for any taxes imposed on Corteva that arise from the failure of the Corteva Distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to such company’s or its affiliates’ stock, assets or business, or any breach of such company’s representations made in connection with the IRS Ruling or in the representation letter provided to counsel in connection with the tax opinion. Events triggering an indemnification obligation under the tax matters agreement include events occurring after the Corteva Distribution that cause DuPont to recognize a gain under Section 355(e) of the Code, as discussed further below. Such tax amounts could be significant. To the extent that the company is responsible for any liability under the tax matters agreement, there could be a material adverse impact on Corteva’s business, financial condition, results of operations and cash flows in future reporting periods.

Part I
ITEM 1A.  RISK FACTORS, continued

The company agreed to numerous restrictions to preserve the tax-free treatment of the transactions separating it from DowDuPont in the United States, which may reduce Corteva’s strategic and operating flexibility.

The company’s ability to engage in certain transactions is limited or restricted to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distributions by DowDuPont, and certain aspects of the Internal Reorganization and Business Realignment. As a result of these limitations, under the Tax Matters Agreement that the company entered into with DuPont and Dow, for the two-year period following the Distribution, the company is prohibited, except in certain circumstances, from, among other things:

•	entering into any transaction resulting in acquisitions of a certain percentage of its assets, whether by merger or otherwise;

•	dissolving, merging, consolidating or liquidating;

•	undertaking or permitting any transaction relating to Corteva stock, including issuances, redemptions or repurchases other than certain, limited, permitted issuances and repurchases;

•	affecting the relative voting rights of Corteva stock, whether by amending Corteva’s certificate of incorporation or otherwise; or

•	ceasing to actively conduct its business.

These restrictions may significantly limit Corteva’s ability to pursue certain strategic transactions or other transactions that the company may believe to otherwise be in the best interests of its stockholders or that might increase the value of its business.

The IRS may assert that the Merger causes the Distributions and other related transactions to be taxable to DuPont, in which case the company could be subject to significant indemnification liability.

Even if the Distributions otherwise constitutes a tax-free transaction to stockholders under Section 355 of the Code, DuPont may be required to recognize corporate level tax on the Distributions and certain related transactions under Section 355(e) of the Code if, as a result of the Merger or other transactions considered part of a plan with the Distributions, there is a 50 percent or greater change of ownership in DuPont or Corteva. In connection with the Merger, DowDuPont received a private letter ruling from the IRS regarding the proper time, manner and methodology for measuring common ownership in the stock of DowDuPont, Historical DuPont and Historical Dow for purposes of determining whether there has been a 50 percent or greater change of ownership under Section 355(e) of the Code as a result of the Merger. The tax opinion relied on the continued validity of the private letter ruling, as well as certain factual representations from DowDuPont as to the extent of common ownership in the stock of Historical DuPont and Historical Dow immediately prior to the Merger. Based on the representations made by DowDuPont as to the common ownership in the stock of Historical DuPont and Historical Dow immediately prior to the Merger and assuming the continued validity of the IRS Ruling, the tax opinion concluded that there was not a 50 percent or greater change of ownership in DowDuPont, Historical DuPont or Historical Dow for purposes of Section 355(e) as a result of the Merger. Notwithstanding the tax opinion and the IRS Ruling, the IRS could determine that the Distributions or a related transaction should nevertheless be treated as a taxable transaction to DuPont if it determines that any of the facts, assumptions, representations or undertakings of DowDuPont is not correct or that the Distributions should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the private letter ruling. If DuPont is required to recognize corporate level tax on either of the Distributions and certain related transactions under Section 355(e) of the Code, then under the Tax Matters Agreement, the company may be required to indemnify DuPont and/or Dow for all or a portion of such taxes, which could be a material amount, if such taxes were the result of either direct or indirect transfers of Corteva common stock or certain reasons relating to the overall structure of the Merger and the Distributions.

Part I
ITEM 1A.  RISK FACTORS, continued

The company is subject to continuing contingent tax-related liabilities of DowDuPont following the Distribution.

There are several significant areas where the liabilities of DowDuPont may become Corteva’s obligations either in whole or in part. For example, under the Code and the related rules and regulations, each corporation that was a member of DowDuPont’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. Additionally, to the extent that any subsidiary of Corteva was included in the consolidated tax reporting group of either Historical DuPont or Historical Dow for any taxable period or portion of any taxable period ending on or before the effective date of the Merger, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Historical DuPont or Historical Dow, as applicable, for such taxable period. In connection with the Distributions, on April 1, 2019, the company entered into the Tax Matters Agreement with DuPont and Dow that allocates the responsibility for prior period consolidated taxes among Corteva, DuPont and Dow. If DuPont or Dow were unable to pay any prior period taxes for which it is responsible, however, the company could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

Restrictions under the intellectual property cross-license agreements limit Corteva’s ability to develop and commercialize certain products and services and/or prosecute, maintain and enforce certain intellectual property.

The company is dependent to a certain extent on DuPont and Dow to maintain and enforce certain of the intellectual property licensed under the Intellectual Property Cross-License Agreements. For example, DuPont and Dow are responsible for filing, prosecuting and maintaining (at their respective discretion) patents on trade secrets and know-how that they each respectively license to Corteva. They also have the first right to enforce their respective trade secrets and know-how licensed to Corteva. If DuPont or Dow, as applicable, fails to fulfill its obligations or chooses to not enforce the licensed patents, trade secrets or know-how under the Intellectual Property Cross-License Agreements, the company may not be able to prevent competitors from making, using and selling competitive products and services.

In addition, Corteva’s use of the intellectual property licensed to it under the Intellectual Property Cross-License Agreements is restricted to certain fields, which could limit Corteva’s ability to develop and commercialize certain products and services. For example, the licenses granted to Corteva under the agreement will not extend to all fields of use that the company may decide to enter into in the future. These restrictions may make it more difficult, time consuming and/or expensive for Corteva to develop and commercialize certain new products and services, or may result in certain of its products or services being later to market than those of its competitors.

Neither Corteva’s financial information nor its unaudited pro forma combined financial information are necessarily representative of the results the company would have achieved as an independent, publicly traded company and may not be a reliable indicator of its future results.

The financial information of Corteva and the unaudited pro forma financial information included herein (refer to supplemental unaudited pro forma financial statements on page 51) may not reflect what Corteva’s financial condition, results of operations and cash flows would have been had the company been an independent, publicly traded company comprised solely of DowDuPont’s agriculture business during the periods presented or what its financial condition, results of operations and cash flows will be in the future as an independent company. This is primarily because:

•
The historical financial information of Corteva does not reflect the changes that the company expects to experience in connection with the Separation, including the distribution of Historical DuPont’s businesses aligned with DowDuPont’s non-agriculture businesses.

•
Prior to the Separation, Corteva’s business was operated under the corporate umbrella of DowDuPont. As part of the DowDuPont corporate organization, Corteva’s business was principally operated by Historical DuPont, with certain portions of its business being operated by Historical Dow as part of its internal corporate organization, rather than being operated as part of a consolidated agriculture business.

•
The historical financial information of Corteva reflects only corporate expenses of Historical DuPont and allocated corporate expenses from Historical Dow, and thus is not necessarily representative of the costs the company will incur for similar services as an independent company following the Separation and Distribution.

Part I
ITEM 1A.  RISK FACTORS, continued

•
Corteva’s business has historically principally satisfied its working capital requirements and obtained capital for its general corporate purposes, including acquisitions and capital expenditures, as part of Historical DuPont’s company-wide cash management practices, with certain portions of its business having satisfied such requirements through the practices of Historical Dow. Although these practices have historically generated sufficient cash to finance the working capital and other cash requirements of its business, following the Separation and Distribution, the company will no longer have access to Historical Dow’s cash pools nor will its cash generating revenue streams mirror those of Historical DuPont and/or Historical Dow. The company may, therefore, need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

In addition, the unaudited pro forma financial information included in this annual report is based on a number of estimates and assumptions. These estimates and assumptions may prove to be inaccurate, and accordingly, Corteva’s unaudited pro forma financial information should not be assumed to be indicative of what the company’s financial condition or results of operations actually would have been as a standalone company during the time periods presented nor to be a reliable indicator of what its financial condition or results of operations actually may be in the future. For additional information about the unaudited pro forma financial statements, Historical DuPont’s past financial performance and the basis of presentation of Corteva’s financial statements, see Corteva’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Traditionally, the company’s business was operated under the umbrella of DowDuPont’s corporate organization, with portions of its businesses being integrated with the businesses of Historical DuPont and Historical Dow. This integration has historically permitted its business (or portions thereof) to enjoy economies of scope and scale in costs, employees, vendor relationships and customer relationships, both as part of the DowDuPont organization and within the Historical DuPont and Historical Dow internal corporate structures. The loss of these benefits could have a material adverse effect on the company’s business, results of operations and financial condition.

Part I

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The company operates out of its headquarters in Wilmington, Delaware. It also maintains one global business center in Johnston, Iowa, for its seed business and another in Indianapolis, Indiana, for its crop protection business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 104 manufacturing sites in the following geographic regions:

	Number of Sites
	Crop	Seed	Total
North America[1]	7	43	50
EMEA[2]	5	16	21
Asia Pacific	7	5	12
Latin America	10	11	21
Total	29	75	104

1.	North America consists of U.S. & Canada..

2.	Europe, Middle East, and Africa ("EMEA").
The company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the company's current needs and expected near-term growth. In 2019, the company announced an expansion to increase its Spinosyns fermentation capacity (refer to page 61 for further discussion). Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

Part I
ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DowDuPont. Information regarding certain of these matters is set forth below and in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Litigation related to Corteva’s current businesses
Canadian Competition Bureau Formal Inquiry
On January 30, 2020, the Canadian Competition Bureau (the “Bureau”) filed a court order for the company to produce records and information as part of a formal inquiry under civil sections of Canada’s competition laws. The inquiry is in response to allegations by the Farmers Business Network ("FBN") that Corteva and other seeds and crop protection manufacturers and wholesalers unilaterally or in coordination refused, restricted and/or impaired supply of products to FBN in western Canada. This inquiry follows an informal request for information from the Bureau pursuant to which the company voluntarily provided documents and engaged in discussions with the Bureau outlining how its conduct was and continues to be compliant with Canadian competition laws. Corteva continues to cooperate with the Bureau’s inquiries, but believes the likelihood of material liability is remote.

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses
As discussed below and in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). While it is reasonably possible that the company could incur liabilities related to these actions, any such liabilities are not expected to be material.

Pursuant to the Separation Agreements, the company is entitled to indemnification for certain liabilities related to legacy EID businesses. On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. Further information with respect to this proceeding is set forth in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements. The company believes the probability of liability with respect to Chemours' suit to be remote.

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

Part I
ITEM 3.  LEGAL PROCEEDINGS

Related to legacy EID businesses unrelated to Corteva’s current businesses

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, EID began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions continue. Under the Separation Agreement, Corteva and DuPont will share any future liabilities proportionally on the basis of 29% and 71%, respectively.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana.  EID sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. In the spring of 2017, the EPA, the DOJ, the Louisiana Department of Environmental Quality, EID and Denka began discussions relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue. Under the Separation Agreement, DuPont is defending and indemnifying the company in this matter.

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

Chemours has agreed, with reservations, to defend and indemnify EID in this matter.

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

Chemours has agreed, with reservations, to defend and indemnify EID in this matter.

Natural Resource Damage Cases
Since May 2017, a number of municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours, 3M, and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions are currently pending in Alabama, New Hampshire, South Dakota, Vermont, New York, Ohio, Michigan and New Jersey with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Chemours has accepted the defense and indemnification of EID in these cases subject to a reservation of rights as to product scope and has declined defense and indemnity to Corteva. Furthermore, Chemours declined to defend certain state law and fraudulent conveyance claims.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol: CTVA). The number of record holders of common stock was approximately 81,000 at January 31, 2020.

In June 2019, the company began declaring quarterly dividends. During 2019, the company paid two quarterly dividends on its common stock of $0.13 per share each.

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders following the completion of the Separation and beginning as of the closing price of its first NYSE listing date, June 3, 2019. The Chart compares the cumulative total return of Corteva’ s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

	June 3, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Corteva	$100	$119	$113	$120
S&P 500 Index	100	107	109	119
S&P 500 Chemicals Index	100	107	107	112

The chart depicts a hypothetical $100 investment in each of the Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on June 3, 2019 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2019.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

	Successor			Predecessor
(Dollars in millions, except per share)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Summary of operations[1]
Net sales	$13,846	$14,287	$3,790	$6,894	$8,133	$8,326
Loss from continuing operations before income taxes	$(316)	$(6,806)	$(461)	$(37)	$(527)	$(647)
Net (loss) income attributable to Corteva	$(959)	$(5,065)	$1,182	$1,734	$2,513	$1,953
Basic (loss) earnings per share of common stock from continuing operations	$(0.38)	$(9.08)	$2.34	$0.40	$(0.29)	$(0.56)
Diluted (loss) earnings per share of common stock from continuing operations	$(0.38)	$(9.08)	$2.34	$0.40	$(0.29)	$(0.56)
Financial position at year-end
Working capital[2]	$5,281	$3,740	$4,468		$2,916	$2,827
Total assets[3,4]	$42,397	$108,683	$120,366		$40,041	$41,224
Borrowings and finance lease obligations
Short-term borrowings and finance lease obligations	$7	$2,154	$2,752		$425	$1,156
Long-term debt	$115	$5,784	$10,299		$8,059	$7,587
Total equity	$24,555	$75,153	$79,593		$10,196	$10,200
General
Dividends per common share	$0.26			$1.14	$1.52	$1.72

1.
Information has been recasted to reflect the impact of discontinued operations, as applicable. See Note 1 - Background and Basis of Presentation, of the Consolidated Financial Statements for further information.

2.
Working capital has been recasted to exclude the assets and liabilities related to discontinued operations. Refer to Note 5 - Divestitures and Other Transactions, and Note 3 - Recent Accounting Guidance, of the Consolidated Financial Statements for further information.

3.
The company adopted ASC 842 in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. The company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented.

4.	Periods prior to December 31, 2019 includes total assets of discontinued operations. See Note 5 - Divestitures and Other Transactions, of the Consolidated Financial Statements for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS
This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, as well as expected benefits from, the separation of Corteva from DuPont, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to successfully develop and commercialize Corteva’s pipeline; (ii) effect of competition and consolidation in Corteva’s industry; (iii) failure to obtain or maintain the necessary regulatory approvals for some Corteva’s products; (iv) failure to enforce Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (v) effect of competition from manufacturers of generic products; (vi) impact of Corteva’s dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (ix) effect of changes in agricultural and related policies of governments and international organizations; (x) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xi) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xii) effect of volatility in Corteva’s input costs; (xiii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xiv) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xv) failure to realize the anticipated benefits of the internal reorganizations taken by DowDuPont in connection with the spin-off of Corteva, including failure to benefit from significant cost synergies; (xvi) risks related to the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xvii) increases in pension and other post-employment benefit plan funding obligations; (xviii) effect of compliance with laws and requirements and adverse judgments on litigation; (xix) risks related to Corteva’s global operations; (xx) effect of climate change and unpredictable seasonal and weather factors; (xxi) effect of counterfeit products; (xxii) failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions; (xxiii) risks related to non-cash charges from impairment of goodwill or intangible assets; and (xxiv) other risks related to the Separation from DowDuPont.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K).

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
Refer to pages 3 - 4 for a discussion of the DowDuPont Merger of Equals, the Internal Reorganizations, and the Business Separations.

Basis of Presentation
Dow AgroSciences ("DAS") Common Control Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying Consolidated Financial Statements and Notes thereto include the results of DAS as of the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, to the Consolidated Financial Statements for additional information.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive (loss) income, stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to EID ECP are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive (loss) income, stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the EID Special Products Entities are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information.

Predecessor / Successor Reporting
For purposes of DowDuPont's financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical DuPont's assets and liabilities are reflected at fair value as of the close of the Merger in the financial statements of DowDuPont. In connection with the Merger and the related accounting determination, Historical DuPont elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. For purposes of Corteva’s financial statement presentation, periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of Corteva/EID. All periods prior to the closing of the Merger reflect the historical accounting basis in EID 's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. In addition, the company elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor periods. See Note 2 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further discussion of these changes.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Items Affecting Comparability of Financial Results
In addition to the Analysis of Operations discussion based on the GAAP as reported results, the following includes a supplemental Analysis of Operations discussion reflecting unaudited pro forma financial information, prepared in accordance with Article 11 of Regulation S-X.  This unaudited pro forma financial information, for the years ended December 31, 2019 and 2018 assumes the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. The unaudited pro forma financial information for the year ended December 31, 2017 gives effect to the above noted transactions in addition to the common control business combination with DAS, as if it had been consummated on January 1, 2016. For additional information, see the Supplemental Unaudited Pro Forma Combined Financial Information in this section.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
The following is a summary of results from continuing operations for the year ended December 31, 2019:

•	The company reported net sales of $13,846 million, down 3 percent versus the year ended December 31, 2018, reflecting a 3 percent decline in currency.

•
Cost of goods sold ("COGS") totaled $8,575 million, down from $9,948 million for the year ended December 31, 2018, primarily driven by lower volumes as a result of weather-related planting delays in North America as well as lower amortization of inventory step-up. All inventory step-up has been amortized.

•	Restructuring and asset related charges - net were $222 million, a decrease from $694 million for the year ended December 31, 2018.

•	Integration and separation costs were $744 million, down from $992 million for the year ended December 31, 2018, reflecting post-Merger integration and Business Separation activities.

•	Loss from continuing operations after income taxes was $(270) million, as compared to a loss of $(6,775) million for the year ended December 31, 2018.

•	The company realized cost synergies of approximately $350 million for the year ended December 31, 2019, on track to deliver $1.2 billion through 2021.

•	Pro forma operating EBITDA was $1,987 million, down from $2,072 million for the year ended December 31, 2018. Refer to page 58 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the year ended December 31, 2019:

•	The company launched a new pure play agriculture company with the new Corteva brand, new values, and a new purpose.

•	The company returned approximately $220 million to shareholders since the Separation through its previously announced share repurchase program and common stock dividends.

•
During the fourth quarter of 2019, the company decided to accelerate the ramp-up of its Enlist E3™ soybeans, as well as its Enlist One® and Enlist Duo® herbicides, in the U.S. and Canada. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 70 for additional information.

•
The company agreed to sell Chlorpyrifos assets in India; Bensulfuron-Methyl assets in Asia Pacific (excluding China); Quinoxyfen business assets; and a selection of U.S. herbicide brands during the fourth quarter. These actions are aligned with the company’s commitment to driving an active portfolio management approach focused on margin expansion and shareholder value creation.

Priorities
Corteva is committed to making an impact for its customers, while focusing on five priorities for shareholder value creation: (1) instilling a strong culture, (2) driving disciplined capital allocation, (3) developing innovative solutions, (4) attaining best-in-class cost structure and (5) delivering above market growth.

The company believes the following key pillars will enable it to create significant value for its customers while delivering strong financial returns to its shareholders:

•
Developing and launching new offerings that address market needs by continuing to leverage its robust pipeline to introduce new proprietary seed traits and crop protection formulations that anticipate and meet evolving customer needs.

•
Utilizing its multi-channel and multi-brand capabilities to drive profitable growth by strategically aligning its brands and capabilities across different sales channels and creating a comprehensive multi-channel, multi-brand strategy.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

•
Continuing to develop and maintain close connections with customers by working closely with farmers throughout the entire growing season to ensure all their seed and crop protection needs are anticipated and satisfied.

•
Focusing on operational excellence by integrating its operations and continuing to drive operating efficiencies, enabling a streamlined, efficient and focused organization while working to achieve a best-in-class cost structure and creating a strong culture based on productivity.

•
Furthering its commitment to sustainable and responsible agriculture by focusing on integrating sustainability criteria early in the product discovery and development phases as well as promoting the development of responsible solutions focused on reducing the environmental impact of agriculture over time.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

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

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, Corteva paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Impact From Previously Enacted Tariffs
In 2018, certain countries where the company’s products are manufactured, distributed or sold previously enacted tariffs on certain products. The tariffs contributed to an expected shift to soybeans from corn in Latin America and pressured North American farmer margins. These expectations were reflected in the revised long-term cash flow projections for the company's agriculture reporting unit in 2018, as discussed in Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements. In January, 2020 the United States and China signed "phase one" of a trade agreement ("China Trade Agreement") and the United States ("U.S.") and Mexico ratified the United States-Mexico-Canada Agreement ("USMCA"). The China Trade Agreement commits China to purchase at least $40 billion worth of U.S. farm goods annually and for China to reduce non-tariff barriers to agriculture products such as poultry and feed additives, as well as approval of biotechnology products. Additionally, the China Trade Agreement includes stronger intellectual property protections and the elimination of any pressure for foreign companies to transfer technology to Chinese firms as a condition of market access. While the USMCA will replace the North America Free Trade Agreement, it is not a one-for-one replacement. It is designed to modernize trade rules in North America, ensure open markets, protect innovations for a majority of U.S. goods, and enhance sanitary/phytosanitary standards. The company expects the impacts of these agreements to overall be positive for demand for U.S. agriculture products.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. As of December 31, 2018, the company had completed its accounting for the tax effects of The Act. As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The company recorded a cumulative benefit of $2,847 million ($2,813 million benefit in the period September 1 through December 31, 2017 and $34 million benefit during 2018) to provision for (benefit from) income taxes on continuing operations in the company's Consolidated Statement of Operations with respect to the remeasurement of the company's deferred tax balances. Additionally, the company recorded a cumulative charge of $928 million ($746 million charge in the period September 1 through December 31, 2017 and $182 million charge during 2018) to provision for (benefit from) income taxes on continuing operations with respect to the one-time transition tax. For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred. Additional details related to The Act can be found in Note 10 - Income Taxes, to the Consolidated Financial Statements.

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures in preparation for the Business Separations. The company recorded a pre-tax charge of $84 million, recognized in restructuring and asset related charges - net in the company's Consolidated Statement of Operations comprised of $78 million of severance and related benefit costs and $6 million related to asset related charges.

For the year ended December 31, 2019, the company recorded a net pre-tax benefit of $14 million, recognized in restructuring and asset related charges - net in the company's Consolidated Statement of Operations comprised of $17 million of severance and related benefit credits and $3 million related to asset related charges. The company's actions related to this program are complete.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded pre-tax restructuring charges of $845 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $319 million, contract termination costs of $193 million, and asset-related charges of $333 million. Actions associated with the Synergy Program, including employee separations, are substantially complete.

Future cash payments related to this program are anticipated to be approximately $69 million, related to the payment of severance and related benefits and contract termination costs. The company anticipates including cumulative savings associated with these actions within its cost synergy commitment of $1.2 billion through 2021. Additional details related to this plan can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 44 of this report and Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

FMC Transactions
On March 31, 2017, EID and FMC Corporation ("FMC") entered into a definitive agreement (the "FMC Transaction Agreement"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the crop protection business and R&D assets that EID was required to divest in order to obtain European Commission approval of the Merger Transaction, (the "Divested Ag Business") and EID agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions"). The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within (loss) income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented.

On November 1, 2017, EID completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The fair value, as determined by the company, of the H&N Business was $1,970 million. The FMC Transactions included a cash consideration payment to EID of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the H&N Business, as well as favorable contracts with FMC of $495 million. The carrying value of the Divested Ag Business approximated the fair value of the consideration received, thus no resulting gain or loss was recognized on the sale. The H&N Business was transferred to DowDuPont as part of the EID Specialty Products Entities. Refer to Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for further information.

Separation of Performance Chemicals
On July 1, 2015, EID completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company ("Chemours"). In connection with the separation, EID and Chemours entered into a Separation Agreement and a Tax Matters Agreement as well as certain ancillary agreements. In accordance with generally accepted accounting principles in the U.S. ("GAAP"), the results of operations of its former Performance Chemicals segment are presented as discontinued operations and, as such, are included within (loss) income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented. Additional details regarding the separation and other related agreements can be found in Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements.

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits were consolidated in multi-district litigation (“MDL”); these lawsuits alleged personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt ("PFOA"), in drinking water as a result of the historical manufacture or use of PFOA. The plant operating units involved in the allegations are owned and operated by Chemours. The MDL was settled in early 2017 for $670.7 million in cash, with Chemours and EID (without indemnification from Chemours) each paying half. See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for additional information

Net Sales

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net Sales	$13,846	$14,287	$3,790	$6,894

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Net Sales	$13,846	$14,287	$14,241

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2019 versus 2018
Net sales were $13,846 million for the year ended December 31, 2019, compared to $14,287 million for the year ended December 31, 2018. The decrease was primarily driven by a 3 percent decline in currency. Unfavorable currency impacts were primarily driven by the Brazilian Real and the Euro. Volume was flat as strong demand for new product and gains in corn in EMEA were offset by significant weather-related planting delays in North America, resulting in lost spring applications of crop protection products and a reduction in planted area for soybeans. Pricing gains from new product launches and favorable mix in Latin America were offset by competitive pricing pressure, increases in replant, and increased grower incentive program discounts in North America.

2018 versus 2017
Net sales were $14,287 million for the year ended December 31, 2018 compared to $3,790 million for the period September 1 through December 31, 2017 and $6,894 million for the period January 1 through August 31, 2017. The increase was primarily driven by the inclusion of DAS for the full year in 2018 versus only four months in 2017 ($3,432 million increase).

Pro forma net sales were $14,287 million for the year ended December 31, 2018 compared to pro forma net sales of $14,241 million for the year ended December 31, 2017. The increase was primarily driven by a 2 percent increase in local price, partially offset by a 2 percent decline in currency. The increase in local price was driven by a favorable mix in North America as well as increases in crop protection pricing in Latin America to offset currency pressure. Volume was flat as gains in crop protection due to new product launches, including VESSARYATM in Latin America, ENLISTTM products in North America and Latin America, and PYRAXALTTM in Asia Pacific, were offset by lower planted area in North America and Latin America and lower demand for nitrogen stabilizers in North America.

	Successor						Predecessor
(In millions)	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the period September 1 through December 31, 2017		For the period January 1 through August 31, 2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$13,846	100%	$14,287	100%	$3,790	100%	$6,894	100%
North America	6,929	50%	7,412	52%	1,224	32%	4,579	66%
EMEA	2,740	20%	2,765	19%	535	14%	1,287	19%
Asia Pacific	1,288	9%	1,293	9%	428	11%	380	6%
Latin America	2,889	21%	2,817	20%	1,603	43%	648	9%

	Year Ended December 31, 2019 vs. 2018		Percent Change Due To:
	Net Sales Change (GAAP)		Local Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(483)	(7)%	(2)%	(4)%	(1)%	—%
EMEA	(25)	(1)%	2%	5%	(8)%	—%
Asia Pacific	(5)	—%	2%	1%	(3)%	—%
Latin America	72	3%	4%	4%	(5)%	—%
Total	$(441)	(3)%	—%	—%	(3)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(In millions)	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Net Sales	% of Net Sales	Pro Forma Net Sales	% of Pro Forma Net Sales
Worldwide	$14,287	100%	$14,241	100%
North America	7,412	52%	7,589	53%
EMEA	2,765	19%	2,637	19%
Asia Pacific	1,293	9%	1,205	8%
Latin America	2,817	20%	2,810	20%

	Year Ended December 31, 2018 vs. 2017		Percent Change Due To:
	Net Sales Change (Pro Forma)		Local Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(177)	(2)%	2%	(4)%	—%	—%
EMEA	128	5%	—%	(1)%	6%	—%
Asia Pacific	88	7%	2%	7%	(2)%	—%
Latin America	7	—%	3%	9%	(12)%	—%
Total	$46	—%	2%	—%	(2)%	—%

COGS

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
COGS	$8,575	$9,948	$2,915	$3,409

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma COGS	$8,386	$8,449	$8,338

2019 versus 2018
COGS was $8,575 million for the year ended December 31, 2019 compared to $9,948 million for the year ended December 31, 2018. The decrease was primarily driven by lower amortization of remaining inventory step up compared to the prior year ($272 million in 2019 compared to $1,554 million in 2018). The remaining COGS decrease was primarily driven by lower volumes as a result of weather-related planting delays in North America, cost synergies and a currency benefit, partially offset by higher input costs for both seed and crop protection. COGS as a percentage of net sales was 62 percent and 70 percent for the year ended December 31, 2019 and 2018, respectively. The amortization of inventory step-up was 2 percent and 11 percent of net sales for the year ended December 31, 2019 and 2018, respectively.

On a pro forma basis, COGS was $8,386 million for the year ended December 31, 2019 and $8,449 million for the year ended December 31, 2018. The decrease was primarily driven by lower volumes as a result of weather-related planting delays in North America, cost synergies and a currency benefit, partially offset by higher input costs for both seed and crop protection. Pro forma COGS as a percentage of pro forma net sales was 61 percent and 59 percent for the year ended December 31, 2019 and 2018, respectively. The increase was due to higher input costs for both seed and crop protection, partially offset by cost synergies.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2018 versus 2017
COGS was $9,948 million for the year ended December 31, 2018 compared to $2,915 million for the period September 1 through December 31, 2017 and $3,409 million for the period January 1 through August 31, 2017. The increase was primarily driven by the inclusion of DAS for the full year in 2018 versus only four months in 2017 ($2,383 million increase), the amortization of the inventory step-up of $1,554 million for the year ended December 31, 2018 (compared to $425 million period September 1 through December 31, 2017), increased expenses due to the elimination of the other operating charges financial statement line item subsequent to the Merger, and higher depreciation related to the fair value step up of property, plant and equipment.

COGS as a percentage of net sales was 70 percent, 77 percent, and 49 percent for the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. The amortization of the inventory step-up was 11 percent of net sales for the year ended December 31, 2018 and the period September 1 through December 31, 2017, respectively. The elimination of the other operating charges financial statement line item would have increased COGS as a percentage of net sales by 3 percent for the period January 1 through August 31, 2017. The remaining COGS change as a percentage of net sales between the Predecessor and Successor periods of 2017 and 2018 was primarily due to higher raw material costs, partially offset by synergies.

Pro forma COGS for the year ended December 31, 2018 was $8,449 million compared to $8,338 million for the year ended December 31, 2017. The increase was primarily driven by higher raw material costs and royalty expense, partially offset by synergies and a currency benefit. Pro forma COGS as a percentage of pro forma net sales was 59 percent for both the year ended December 31, 2018 and the year ended December 31, 2017.

Other Operating Charges

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Other Operating Charges				$195

2018 versus 2017
Other operating charges were $195 million for the period January 1 through August 31, 2017. In the Successor periods, other operating charges are included primarily in COGS, as well as selling, general and administrative expenses and amortization of intangibles. See Note 2 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further discussion of the changes in presentation.

Research and Development Expense ("R&D")

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
R&D	$1,147	$1,355	$484	$591

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma R&D	$1,147	$1,352	$1,439

2019 versus 2018
R&D expense was $1,147 million (8 percent of net sales) for the year ended December 31, 2019 and $1,355 million (9 percent of net sales) for the year ended December 31, 2018. The decrease was primarily driven by cost synergies and additional actions taken to curtail spending.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Pro forma R&D expense was $1,147 million (8 percent of pro forma net sales) for the year ended December 31, 2019 and $1,352 million (9 percent of pro forma net sales) for the year ended December 31, 2018. The decrease was primarily driven by the factors described above.

2018 versus 2017
R&D expense was $1,355 million (9 percent of net sales) for the year ended December 31, 2018, $484 million (13 percent of net sales) for the period September 1 through December 31, 2017, and $591 million (9 percent of net sales) for the period January 1 through August 31, 2017. The increase was primarily driven by the inclusion of DAS for the full year in 2018 versus only four months in 2017 ($281 million increase).

Pro forma R&D expense for the year ended December 31, 2018 was $1,352 million (9 percent of pro forma net sales) compared to $1,439 million (10 percent of pro forma net sales) for the year ended December 31, 2017. The decrease was primarily driven by cost synergies, partially offset by investments to support new product launches.

Selling, General and Administrative Expenses ("SG&A")

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
SG&A	$3,065	$3,041	$920	$1,969

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma SG&A	$3,068	$3,042	$3,109

2019 versus 2018
SG&A was $3,065 million for the year ended December 31, 2019 and $3,041 million for the year ended December 31, 2018. The increase was primarily driven by an increase in performance-based compensation, an increase in sales commissions resulting from commission rate increases and route to market changes in select markets, and settlement of a legal matter, partially offset by cost synergies. SG&A as a percentage of net sales was 22 percent and 21 percent for the year ended December 31, 2019 and December 31, 2018, respectively.

Pro forma SG&A expense for the year ended December 31, 2019 was $3,068 million (22 percent of pro forma net sales) compared to $3,042 million (21 percent of pro forma net sales) for the year ended December 31, 2018. The increase was primarily driven by the factors described above.

2018 versus 2017
SG&A was $3,041 million for the year ended December 31, 2018, $920 million for the period September 1 through December 31, 2017, and $1,969 million for the period January 1 through August 31, 2017. The increase was primarily driven by the inclusion of DAS for the full year in 2018 versus only four months in 2017 ($472 million increase), partially offset by the inclusion of integration and separation costs and amortization of intangibles within SG&A in the Predecessor period.

SG&A as a percentage of net sales was 21 percent, 24 percent, and 29 percent for the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. Integration and separation costs were 5 percent of net sales for the period January 1 through August 31, 2017.

Pro forma SG&A expense for the year ended December 31, 2018 was $3,042 million compared to $3,109 million for the year ended December 31, 2017. The decrease was primarily driven by synergies and lower variable compensation, partially offset by increased commissions due to a change in the route to market.

Pro forma SG&A as a percentage of pro forma net sales was 21 percent and 22 percent for the year ended December 31, 2018 and 2017, respectively. The decrease was primarily due to the reasons discussed above.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Amortization of Intangibles

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Amortization of Intangibles	$475	$391	$97

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Amortization of Intangibles	$475	$391	$270

2019 versus 2018
Intangible asset amortization was $475 million for the year ended December 31, 2019 and $391 million for the year ended December 31, 2018. The increase was primarily driven by amortization of germplasm assets, which changed from an indefinite lived intangible asset to definite lived with a useful life of 25 years in fourth quarter of 2019. Beginning in 2020, the company expects annual amortization expense to increase by approximately $250 million. The remaining increase in amortization expense is primarily due to the reclassification of amounts from indefinite-lived in-process research and development ("IPR&D") to developed technology as a result of the company's launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information for above items.

2018 versus 2017
Intangible asset amortization was $391 million for the year ended December 31, 2018 and $97 million for the period September 1 through December 31, 2017. In the Predecessor period, amortization of intangibles was included within SG&A, other operating charges, R&D, and COGS. Pro forma intangible asset amortization for the year ended December 31, 2018 was $391 million compared to $270 million for the year ended December 31, 2017. The increase was primarily driven by the inclusion of a full year of amortization expense in 2018 related to the favorable supply contracts entered into with FMC, upon closing of the FMC Transactions in November of 2017 (see page 38 for further information) and a full year of amortization expense for the intangible assets acquired related to Granular, Inc. in August of 2017.

Restructuring and Asset Related Charges - Net

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Restructuring and Asset Related Charges - Net	$222	$694	$270	$12

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Restructuring and Asset Related Charges - Net	$222	$694	$271

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2019 versus 2018
Restructuring and asset related charges - net were $222 million for the year ended December 31, 2019 and $694 million for the year ended December 31, 2018. The activity for the year ended December 31, 2019 was comprised of $144 million of asset related charges (discussed in the "Asset Impairment" section, below) and a $92 million net charge related to the Synergy Program, offset by a net benefit of $14 million related to the DowDuPont Agriculture Division Restructuring Program. The $92 million net charge associated with the Synergy Program was comprised of $69 million of contract termination charges and $30 million of asset related charges, partially offset by a $7 million benefit on the reduction of severance and related benefit costs. The $14 million net benefit associated with the DowDuPont Agriculture Division Restructuring Program included a $17 million benefit on the reduction of severance and related benefit costs, partially offset by $3 million of asset related charges.

2018 versus 2017
Restructuring and asset related charges - net were $694 million for the year ended December 31, 2018, $270 million for the period September 1 through December 31, 2017, and $12 million for the period January 1 through August 31, 2017. The activity for the year ended December 31, 2018 was comprised of a $484 million charge related to the Synergy Program, a $126 million of asset related charges (discussed in the "Asset Impairment" section, below), and a $84 million charge related to the DowDuPont Agriculture Division Restructuring Program.  The $270 million charge for the period September 1 through December 31, 2017 was primarily related to $135 million of severance and related benefit costs, $94 million of asset related charges and $40 million of contract termination charges as part of the Synergy Program. The $12 million charge for the period January 1 through August 31, 2017 was primarily comprised of severance and related benefit costs associated with previous restructuring programs.

Pro forma restructuring and asset related charges - net for the year ended December 31, 2018 were $694 million compared to $271 million for the year ended December 31, 2017. The charge for the year ended December 31, 2017 was primarily related to the Synergy Program.

Asset Impairment
For the year ended December 31, 2019, the company recognized a $144 million pre-tax ($110 million after-tax) non-cash impairment charge in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain IPR&D assets within the seed segment. See Note 7 - Restructuring and Asset Related Charges - Net, and Note 23 - Fair Value Measurements, to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2018, the company recognized an $85 million pre-tax ($66 million after-tax) non-cash impairment charge in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain IPR&D assets within the seed segment. See Note 7 - Restructuring and Asset Related Charges - Net, and Note 23 - Fair Value Measurements, to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2018, management determined the fair values of investments in nonconsolidated affiliates in China were below the carrying values and had no expectation the fair values would recover. As a result, management concluded the impairment was other than temporary and recorded a non-cash impairment charge of $41 million in restructuring and asset related charges - net in the company's Consolidated Statements of Operations, none of which is tax-deductible, for the year ended December 31, 2018. See Note 7 - Restructuring and Asset Related Charges - Net, and Note 23 - Fair Value Measurements, to the Consolidated Financial Statements for additional information.

Integration and Separation Costs

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Integration and Separation Costs	$744	$992	$255

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Integration and Separation Costs[1]	$632	$571	$217

1.	Beginning in the second quarter of 2019, this includes both integration and separation costs.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2019 versus 2018
Integration and separation costs were $744 million for the year ended December 31, 2019 and $992 million for the year ended December 31, 2018. These costs primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS. Pro forma integration and separation costs were $632 million and $571 million for the year ended December 31, 2019 and 2018, respectively. The increase was primarily driven by an increase in financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

2018 versus 2017
Integration and separation costs were $992 million for the year ended December 31, 2018 and $255 million for the period September 1 through December 31, 2017. In the Predecessor period, integration and separation costs were included within SG&A. See Note 2 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further discussion of the changes in presentation. Pro forma integration costs for the year ended December 31, 2018 were $571 million compared to $217 million for the year ended December 31, 2017. The increase was primarily driven by an increase in financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Goodwill Impairment Charge

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Goodwill Impairment Charge	$—	$4,503	$—	$—

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Goodwill Impairment Charge	$—	$4,503	$—

The company recorded a non-cash goodwill impairment charge of $4,503 million in the year ended December 31, 2018 related to a goodwill impairment test for its agriculture reporting unit. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information regarding the company’s goodwill impairment charge.

Other Income (Expense) - Net

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Other Income (Expense) - Net	$215	$249	$805	$(501)

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Other Income (Expense) - Net	$215	$249	$(899)

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2019 versus 2018
Other income (expense) - net was income of $215 million for the year ended December 31, 2019 and income of $249 million for the year ended December 31, 2018. The decrease was primarily due to a reduction in non-operating pension and other post employment credits and interest income, partially offset by a change in miscellaneous income and lower net exchange losses. Additionally, other income (expense) - net for the year ended December 31, 2019 included gains on divestitures in the crop protection segment of approximately $70 million partially offset by a loss on a divestiture in the seed segment of $(24) million. See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

2018 versus 2017
Other income (expense) - net was income of $249 million for the year ended December 31, 2018, income of $805 million for the period September 1 through December 31, 2017 and an expense of $(501) million for the period January 1 through August 31, 2017. Other income (expense) - net for the period September 1 through December 31, 2017was primarily driven by a gain on the sale of the DAS Divested Ag Business of $671 million (See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information) and non-operating pension and other post employment benefit credits, partially offset by net exchange losses. Other income (expense) - net for the period January 1 through August 31, 2017 is primarily driven by net exchange losses and non-operating pension and other post employment benefit costs, partially offset by royalty and interest income. In the Successor periods, royalty income is included in net sales.

Pro forma other income (expense) - net for the year ended December 31, 2018 was income of $249 million compared to expense of $(899) million for the year ended December 31, 2017. The expense for the year ended December 31, 2017 was primarily comprised of a $(469) million loss associated with an arbitration proceeding (included within the DAS combined financial statements for the period January 1 through August 31, 2017), net exchange losses of $(373) million, and a non-operating pension and other post employment benefit cost of $(189) million, partially offset by interest income of $109 million.

See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Loss on Early Extinguishment of Debt

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Loss on Early Extinguishment of Debt	$13	$81	$—	$—

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Loss on Early Extinguishment of Debt	$13	$—	$—

The company recorded a loss from early extinguishment of debt of $13 million and $81 million for the years ended December 31, 2019 and 2018, respectively. The loss for 2019 related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt. The loss for 2018 was primarily related to the difference between the redemption price and the aggregate amount of the Tender Notes purchased in the Tender Offer, mostly offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt. Additional information regarding the company’s Tender Offer can be found on page 62 of this report and Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Interest Expense

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Interest Expense	$136	$337	$115	$254

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Interest Expense	$91	$76	$87

2019 versus 2018
Interest expense was $136 million for the year ended December 31, 2019 and $337 million for the year ended December 31, 2018. The change was primarily driven by lower average long-term debt balances during 2019 due to debt redemption/repayment transactions. Pro forma interest expense for the year ended December 31, 2019 was $91 million compared to $76 million for the year ended December 31, 2018. The increase was primarily driven by interest expense incurred subsequent to March 31, 2019 related to the Make Whole Notes, the Term Loan Facility and SMR Notes which were repaid and/or redeemed in the second quarter of 2019.

2018 versus 2017
Interest expense was $337 million for the year ended December 31, 2018, $115 million for the period September 1 through December 31, 2017, and $254 million for the period January 1 through August 31, 2017. The change was primarily driven by amortization of the step-up of debt as a result of push-down accounting, partially offset by higher borrowing rates. Pro forma interest expense for the year ended December 31, 2018 was $76 million compared to $87 million for the year ended December 31, 2017. The decrease was primarily driven by lower debt balances.

Provision for Income Taxes on Continuing Operations

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Benefit from Income Taxes on Continuing Operations	$(46)	$(31)	$(2,221)	$(395)
Effective Tax Rate	14.6%	0.5%	481.8%	1,067.6%

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Pro Forma Provision for (Benefit from) Income Taxes on Continuing Operations	$1	$395	$(2,910)
Effective Tax Rate	3.7%	(8.7)%	748.1%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2019
For the year ended December 31, 2019, the company’s effective tax rate of 14.6 percent on pre-tax loss from continuing operations of $(316) million was unfavorably impacted by a tax charge of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $35 million related to application of The Act’s foreign tax provisions. Other net unfavorable effective tax rate impacts included those related to the Argentine peso devaluation, integration and separation costs, non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by a tax benefit of $102 million related to an internal legal entity restructuring associated with the Business Separations, tax benefits of $38 million associated with the enactment of the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), a $34 million tax benefit associated with the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Switzerland, as well as $19 million of tax benefits associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations.

For the year ended December 31, 2019, the company’s effective tax rate was 3.7 percent on pro forma pre-tax income from continuing operations of $27 million. The pro forma pre-tax income from continuing operations excludes pre-tax charges of $205 million, $45 million and $93 million primarily related to the removal of amortization of the fair value-step-up of inventories as a result of the Merger, removal of interest expense related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and removal of expenses directly attributable to the Separation, respectively. The pro forma provision for income taxes on continuing operations excludes net tax benefits of $36 million, $10 million and $1 million related to the above items, respectively.

2018
For the year ended December 31, 2018, the company’s effective tax rate of 0.5 percent on pre-tax loss from continuing operations of $(6,806) million was unfavorably impacted by the non-tax-deductible impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, costs associated with the Merger with Dow (including a $50 million net tax charge on repatriation activities to facilitate the Business Separations), a $164 million net tax charge related to completing its accounting for the tax effects of the Act (see Note 10 - Income Taxes, of the Consolidated Financial Statements for additional detail), and the jurisdictional impacts related to the non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger.

For the year ended December 31, 2018, the company’s effective tax rate was (8.7) percent on pro forma pre-tax loss from continuing operations of $(4,542) million. The pro forma pre-tax loss excludes pre-tax charges of $1,554 million, $342 million, and $368 million, primarily related to the removal of amortization of the fair value-step-up of inventories as a result of the Merger, removal of interest expense and the related loss on early extinguishment of debt related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and removal of expenses directly attributable to the Separation, respectively. The pro forma provision for income taxes on continuing operations excludes net tax benefits of $295 million, $78 million and $53 million related to the above items, respectively.

2017
For the period September 1 through December 31, 2017, the company’s effective tax rate of 481.8 percent on pre-tax loss from continuing operations of $(461) million was favorably impacted by a provisional net benefit of $(2,067) million that the company recognized due to the enactment of The Act, a net benefit of $261 million related to an internal legal entity restructuring associated with the Business Separations, as well as the geographic mix of earnings. Those impacts were partially offset by the non-tax deductible amortization of the fair value step-up in inventories as a result of the Merger, certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax deductible in their local jurisdictions, as well as the tax impact of costs associated with the Merger with Historical Dow and restructuring and asset related charges.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For the period January 1 through August 31, 2017, the company’s effective tax rate of 1,067.6 percent on pre-tax loss from continuing operations of $(37) million was favorably impacted by the geographic mix of earnings, certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions, net favorable tax consequences of the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, tax benefits related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as tax benefits on costs associated with the Merger with Historical Dow and restructuring and asset related charges.

The company's effective tax rate was 748.1 percent on pre-tax pro forma loss from continuing operations of $(389) million for the year ended December 31, 2017. The pro forma pre-tax loss excludes pre-tax charges of $482 million, $204 million, and $195 million, primarily related to the removal expenses directly attributable to the Merger, removal of interest expense related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and removal of expenses directly attributable to the Separation, respectively. The pro forma benefit from income taxes on continuing operations excludes net tax (benefits) charges of $(175) million, $(74) million and $(71) million related to the above items, respectively. Additionally, the pro forma benefit from income taxes on continuing operations reflects a $378 million reduction to the benefit as if Historical DuPont and DAS were consolidated affiliates for the Predecessor period. In addition, the pro forma pre-tax loss includes a pre-tax loss of $(772) million for DAS for the period January 1 through August 31, 2017, and a tax benefit of $236 million related to the loss.

(Loss) Income from Discontinued Operations After Tax

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Loss) Income from Discontinued Operations After Taxes	$(671)	$1,748	$(568)	$1,403

2019 versus 2018
(Loss) income from discontinued operations after tax was $(671) million for the year ended December 31, 2019 and $1,748 million for the year ended December 31, 2018. The change was primarily driven by a non-cash goodwill impairment charge of $1,102 million and adjustments of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

2018 versus 2017
(Loss) income from discontinued operations after tax was $1,748 million for the year ended December 31, 2018, $(568) million for the period September 1 through December 31, 2017, and $1,403 million for the period January 1 through August 31, 2017. The amounts are primarily driven by the divestitures of EID ECP, the EID Specialty Products Entities, the Divested Ag Business, and Performance Chemicals. Refer to Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
2019 versus 2018
EID’s interest expense was $242 million for the year ended December 31, 2019 and $337 million for the year ended December 31, 2018, driven by the items noted on page 47, under the header “Interest Expense - 2019 versus 2018”, partially offset by interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Provision for Income Taxes
2019
For the year ended December 31, 2019, EID had an effective tax rate of 16.8 percent on pre-tax loss from continuing operations of $(422) million, driven by the items noted on page 48, under the header “Provision for Income Taxes - 2019” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 3 - Income Taxes, to the EID Consolidated Financial Statements for further information.

Corporate Outlook
Global demand for agriculture products continues to be strong, but growth is slow. Slower growth in China and other key emerging markets is impacting the outlook for demand for commodity grains and oilseeds. Additionally, the recent U.S. - China Phase 1 trade agreement and the United States-Mexico-Canada Agreement are expected to have a positive impact on demand for U.S. agriculture products. It is expected that corn and soybean area and production will be higher in 2020 and the United States Department of Agriculture (“USDA”) estimates that farm prices will increase modestly.

The company expects a 4 - 5 percent increase in net sales, driven by a return to more normalized conditions in North America and continued penetration of new product sales. Additionally, the company expects year over year currency impacts to be minimal.

The company expects Operating EBITDA to increase approximately 12 percent and Operating Earnings Per Share to increase approximately 5 percent, driven by the above increase in sales, synergies and productivity actions. Refer to further discussion of Non-GAAP metrics on pages 58 - 60.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 59 for Significant Items recorded in the years ended December 31, 2019, 2018 and 2017).  However, the company expects non-operating benefits - net, to be slightly higher, as a result of an increase in long-term employee benefit credits, and expects an increase in amortization expense in 2020.  Refer to Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements and to the company's discussion on Long-term Employee Benefits on page 72.  Additionally, beginning January 1, 2020, the company expects to recognize non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to the Company's Critical Accounting Estimates for Prepaid Royalties on page 70.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Supplemental Unaudited Pro Forma Financial Information
The supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva for the years ended December 31, 2019 and 2018 give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. The unaudited pro forma statement of operations for the year ended December 31, 2017 gives effect to the above noted transactions in addition to the common control business combination with DAS, as if it had been consummated on January 1, 2016, which the Company believes provides meaningful information to investors as a useful comparison of year over year results.

For the periods presented below, Corteva’s results for all periods prior to the Business Realignment and Internal Reorganization consist of the combined results of operations for Historical EID and DAS, and Corteva’s results for all periods after the Business Realignment and Internal Reorganization represent the consolidated balances of the company. The unaudited pro forma statements of operations below were prepared in accordance with Article 11 of Regulation S-X, and events that are not expected to have a continuing impact on the combined results (e.g., amortization of inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statements of operations through March 31, 2019. The unaudited pro forma combined statements of operations do not reflect restructuring or integration activities or other costs following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

The unaudited pro forma statements of operations have been presented for informational purposes only and are not necessarily indicative of what Corteva’s results of operations actually would have been had the above transactions been completed on January 1, 2016. In addition, the unaudited pro forma statements of operations do not purport to project the future operating results of the company. The unaudited pro forma statements of operations were based on and should be read in conjunction with the audited Consolidated Financial Statements and Notes contained within this Annual Report on Form 10-K.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Unaudited Pro Forma Statement of Operations	For the Year Ended December 31, 2019
(In millions, except per share amounts)	Corteva (As Reported - GAAP)	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$13,846	$—	$—	$—	$13,846
Cost of goods sold	8,575	(205)	—	16	8,386
Research and development expense	1,147	—	—	—	1,147
Selling, general and administrative expenses	3,065	—	—	3	3,068
Amortization of intangibles	475	—	—	—	475
Restructuring and asset related charges - net	222	—	—	—	222
Integration and separation costs	744	—	—	(112)	632
Other income - net	215	—	—	—	215
Loss on early extinguishment of debt	13	—	—	—	13
Interest expense	136	—	(45)	—	91
(Loss) income from continuing operations before income taxes	(316)	205	45	93	27
(Benefit from) provision for income taxes on continuing operations	(46)	36	10	1	1
(Loss) income from continuing operations after income taxes	(270)	169	35	92	26
Net income from continuing operations attributable to noncontrolling interests	13	—	—	—	13
Net (loss) income attributable to Corteva	$(283)	$169	$35	$92	$13

Per share common data
Earnings per share of common stock from continuing operations - basic					$0.02
Earnings per share of common stock from continuing operations - diluted					$0.02

Weighted-average common shares outstanding - basic					749.5
Weighted-average common shares outstanding - diluted					749.5

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense related to the debt redemptions/repayments.

3.
Adjustments directly attributable to the separations and distributions of Corteva, Inc. include the following: removal of Telone® Soil Fumigant business (“Telone®”) results (as Telone® did not transfer to Corteva as part of the common control combination of DAS); impact from the distribution agreement entered into between Corteva and Dow that allows for Corteva to become the exclusive distributor of Telone® products for Dow; elimination of one-time transaction costs directly attributable to the Corteva Distribution; the impact of certain manufacturing, leasing and supply agreements entered into in connection with the Corteva Distribution; and the related tax impacts of these items.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Unaudited Pro Forma Statement of Operations	For the Year Ended December 31, 2018
(In millions, except per share amounts)	Corteva (As Reported - GAAP)	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$14,287	$—	$—	$—	$14,287
Cost of goods sold	9,948	(1,554)	—	55	8,449
Research and development expense	1,355	—	—	(3)	1,352
Selling, general and administrative expenses	3,041	—	—	1	3,042
Amortization of intangibles	391	—	—	—	391
Restructuring and asset related charges - net	694	—	—	—	694
Integration and separation costs	992	—	—	(421)	571
Goodwill impairment charge	4,503	—	—	—	4,503
Other income - net	249	—	—	—	249
Loss on early extinguishment of debt	81	—	(81)	—	—
Interest expense	337	—	(261)	—	76
Loss from continuing operations before income taxes	(6,806)	1,554	342	368	(4,542)
(Benefit from) provision for income taxes on continuing operations	(31)	295	78	53	395
Loss from continuing operations after income taxes	(6,775)	1,259	264	315	(4,937)
Net income from continuing operations attributable to noncontrolling interests	29	—	—	—	29
Net loss attributable to Corteva	$(6,804)	$1,259	$264	$315	$(4,966)

Per share common data
Loss per share of common stock from continuing operations - basic					$(6.63)
Loss per share of common stock from continuing operations - diluted					$(6.63)

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

1.
Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.

2.	Represents removal of interest expense and loss on early extinguishment of debt related to the debt redemptions/repayments.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Unaudited Pro Forma Statement of Operations	For the Year Ended December 31, 2017
(In millions, except per share amounts)	For the Period January 1 through August 31, 2017 (As Reported - GAAP)	For the period September 1 through December 31, 2017 (As Reported - GAAP)	DAS for the Period January 1 through August 31, 2017[1]	Merger [2]	Debt Retirement [3]	Separations Related [4]	Pro Forma
Net sales	$6,894	$3,790	$3,561	$(4)	$—	$—	$14,241
Cost of goods sold	3,409	2,915	2,285	(326)	—	55	8,338
Other operating charges	195		—	(195)	—	—	—
Research and development expense	591	484	356	10	—	(2)	1,439
Selling, general and administrative expenses	1,969	920	548	(329)	—	1	3,109
Amortization of intangibles		97	11	162	—	—	270
Restructuring and asset related charges - net	12	270	(1)	(10)	—	—	271
Integration and separation costs		255	25	186	—	(249)	217
Other (expense) income - net	(501)	805	(1,107)	(96)	—	—	(899)
Interest expense	254	115	2	(80)	(204)	—	87
Loss from continuing operations before income taxes	(37)	(461)	(772)	482	204	195	(389)
Benefit from income taxes on continuing operations	(395)	(2,221)	(236)	175	74	(307)	(2,910)
Income from continuing operations after income taxes	358	1,760	(536)	307	130	502	2,521
Net income from continuing operations attributable to noncontrolling interests	8	10	17	—	—	—	35
Net income attributable to Corteva	$350	$1,750	$(553)	$307	$130	$502	$2,486

Per share common data
Earnings per share of common stock from continuing operations - basic							$3.32
Earnings per share of common stock from continuing operations - diluted							$3.32

Weighted-average common shares outstanding - basic							749.4
Weighted-average common shares outstanding - diluted							749.4

1.
Represents DAS results for the period January 1 through August 31, 2017; the removal of the results of the DAS Brazil corn seed business which was sold to CITIC Agri Fund in the fourth quarter of 2017 as a condition of regulatory approval of the Merger between Historical Dow and Historical DuPont; and certain reclassification adjustments to align the financial statement presentation of DAS to that of Corteva.

2.
Adjustments directly attributable to the Merger include the following: elimination of intercompany transactions between DAS and EID; reclassification of the Predecessor period financial statement presentation to align with Successor presentation; additional depreciation expense related to the fair value step-up of EID's agriculture business' property, plant and equipment; additional amortization expense related to the fair value step-up of EID's agriculture business' intangible assets; elimination of one time transaction costs directly attributable to the Merger; reduction in interest expense related to the amortization of the fair value adjustment to EID's long-term debt; the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger; the reclassification of interest associated with uncertain tax positions; and the related tax impacts of these items.

3.	Represents removal of interest expense related to the debt redemptions/repayments.

4.
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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements for a description of recent accounting pronouncements.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. For all periods presented, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the chief operating decision maker ("CODM") assesses performance and allocates resources. Additionally, segment sales for the year ended December 31, 2017 are calculated on a pro forma basis. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. For the years ended December 31, 2019 and 2018, these adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. For the year ended December 31, 2017, in addition to the above, the adjustments give effect to the common control business combination with DAS, as if it had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 51). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items (including goodwill impairment charges). Non-operating costs-net consists of non-operating pension and OPEB costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 25 - Segment Information, to the Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of pro forma segment operating EBITDA to income from continuing operations before income taxes for the years ended December 31, 2019 and 2018 is included in Note 25 - Segment Information, to the Consolidated Financial Statements. As previously noted, the Predecessor period reflects the results of operations and assets and liabilities of Historical DuPont and excludes the DAS business. As a result, the company's segment results for the Predecessor and Successor periods of 2017 do not reflect the manner in which the company's CODM assesses performance and allocates resources, therefore the company determined that presenting segment results for each standalone period in 2017 would not be meaningful to the reader. Therefore, segment metrics are not presented for the Successor and Predecessor periods of 2017, and instead are presented for the full year of 2017 on a pro forma basis. Refer to page 60 for reconciliation of pro forma income from continuing operations after income taxes to pro forma segment operating EBITDA, for the year ended December 31, 2017.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed	Successor			Predecessor	Pro Forma
In millions	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	2017
Net sales	$7,590	$7,842	$1,520	$5,865	$8,056
Pro forma segment operating EBITDA	$1,040	$1,139			$1,170

Seed	2019 vs. 2018		Percent Change Due To:
	Net Sales Change (GAAP)		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(250)	(5)%	(2)%	(3)%	—%	—%
EMEA	(30)	(2)%	1%	5%	(8)%	—%
Asia Pacific	—	—%	2%	2%	(4)%	—%
Latin America	28	3%	8%	(1)%	(4)%	—%
Total	$(252)	(3)%	—%	(1)%	(2)%	—%

Seed	2018 vs. 2017		Percent Change Due To:
	Net Sales Change (Pro Forma)		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(246)	(5)%	1%	(6)%	—%	—%
EMEA	113	9%	4%	(1)%	6%	—%
Asia Pacific	15	4%	6%	4%	(6)%	—%
Latin America	(96)	(8)%	(3)%	4%	(9)%	—%
Total	$(214)	(3)%	1%	(3)%	(1)%	—%

Seed
Seed net sales were $7,590 million in 2019, down from $7,842 million in 2018. The decrease was primarily due to a 2 percent decline in currency and a 1 percent decline in volume. Local price was flat.

Unfavorable currency impacts were primarily due to the Brazilian Real, Eastern European currencies, and the Euro. Volume gains in corn in EMEA were more than offset by significant weather-related planting delays in North America, leading to a reduction in planted area for soybeans, and multi-channel and multi-brand rationalization impacts in North America. Competitive pricing pressure in soybeans in the U.S. and increased soybean and corn replant in North America were offset by favorable mix and continued penetration of PowerCore Ultra® in Latin America.

Seed pro forma operating EBITDA was $1,040 million in 2019, down 9 percent from $1,139 million in 2018. Competitive pricing pressure, the unfavorable impact of currency, increased commissions and input costs, and volume declines more than offset cost synergies and ongoing productivity.

Seed net sales were $7,842 million in 2018, $1,520 million for the period September 1 through December 31, 2017 and $5,865 million for the period January 1 through August 31, 2017. Pro forma net sales for the year ended December 31, 2017 were $8,056 million. The decrease in pro forma net sales was primarily due to a 3 percent decline in volume and a 1 percent decline in currency, partially offset by a 1 percent increase in local price. Volume declines represented lower planted area in North America and Latin America. Increases in local price and product mix were driven by continued penetration of new corn hybrids and A-Series soybeans.

Seed pro forma operating EBITDA was $1,139 million in 2018, down 3 percent from $1,170 million in 2017. Cost synergies were more than offset by lower volume, higher raw material costs and royalty expense, and investments to support new product launches and digital platforms.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	Successor			Predecessor	Pro Forma
In millions	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	2017
Net sales	$6,256	$6,445	$2,270	$1,029	$6,185
Pro forma segment operating EBITDA	$1,066	$1,074			$936

Crop Protection	2019 vs. 2018		Percent Change Due To:
	Net Sales Change (GAAP)		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(233)	(10)%	(3)%	(6)%	—%	(1)%
EMEA	5	—%	2%	5%	(7)%	—%
Asia Pacific	(5)	(1)%	3%	—%	(3)%	(1)%
Latin America	44	3%	1%	7%	(5)%	—%
Total	$(189)	(3)%	—%	1%	(3)%	(1)%

Crop Protection	2018 vs. 2017		Percent Change Due To:
	Net Sales Change (Pro Forma)		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$69	3%	5%	(2)%	—%	—%
EMEA	15	1%	(3)%	(2)%	6%	—%
Asia Pacific	73	8%	—%	8%	—%	—%
Latin America	103	6%	9%	12%	(15)%	—%
Total	$260	4%	3%	3%	(2)%	—%

Crop Protection
Crop protection net sales were $6,256 million in 2019, down from $6,445 million in 2018. The decrease was primarily due to a 3 percent decline in currency and a 1 percent decline in portfolio, partially offset by a 1 percent increase in volume. Local price was flat.

Unfavorable currency impacts were primarily due to Brazilian Real and the Euro. Volume gains driven by new product launches - including EnlistTM and ArylexTM herbicides and IsoclastTM insecticide - were partially offset by the unfavorable weather in North America, which resulted in lost spring applications. Pricing gains from new products launches were offset by increased grower incentive program discounts in North America. The portfolio impact was driven by divestitures in North America and Asia Pacific.

Crop Protection pro forma operating EBITDA was $1,066 million in 2019, down 1 percent from $1,074 million in 2018. Volume declines in North America, the unfavorable impact of currency, and higher input costs more than offset cost synergies, sales from new products, and ongoing productivity.

Crop protection net sales were $6,445 million in 2018, $2,270 million for the period September 1 through December 31, 2017 and $1,029 million for the period January 1 through August 31, 2017. Pro forma net sales for the year ended December 31, 2017 were $6,185 million. The increase in pro forma net sales was primarily due to a 3 percent increase in volume and a 3 percent increase in local price, partially offset by a 2 percent decline in currency. Volume gains were driven by new product launches such as VessaryaTM fungicides, EnlistTM products, and IsoclastTM, Pyraxalt™ and Spinosyn™ insecticides and were partly offset by lower demand for nitrogen stabilizers in North America and currency pressures in Latin America. Increases in local prices were driven by continuing efforts to capture value in established brands across the crop protection portfolio globally.

Crop Protection pro forma operating EBITDA was $1,074 million in 2018, up 15 percent from $936 million in 2017.  Cost synergies and sales gains from new product launches were partially offset by growth investments, including for new product launches, higher raw material costs and the unfavorable impact of currency.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include pro forma operating EBITDA and pro forma operating earnings per share. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below. For all periods presented, these non-GAAP measures are being reconciled to a pro forma GAAP financial measure prepared and presented in accordance with Article 11 of Regulation S-X, which are reconciled to the GAAP reported figures. See Article 11 Pro Forma Combined Statements of Operations on page 51.

Pro Forma Operating EBITDA is defined as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits, net and foreign exchange gains (losses), excluding the impact of significant items (including goodwill impairment charges). Non-operating benefits, net consists of non-operating pension and OPEB credits, tax indemnification adjustments, environmental remediation and legal costs associated with legacy businesses and sites of Historical DuPont. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Pro forma operating earnings per share is defined as "Earnings per common share from continuing operations - diluted" excluding the after-tax impact of significant items (including goodwill impairment charges), the after-tax impact of non-operating benefits, net, and the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont. Although amortization of the Company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets.

Reconciliation of Pro Forma Income from Continuing Operations after Income Taxes to Pro Forma Operating EBITDA

	Year Ended December 31,
(In millions)	2019	2018	2017
Pro forma income (loss) from continuing operations after income taxes	$26	$(4,937)	$2,521
Pro forma provision for (benefit from) income taxes on continuing operations	1	395	(2,910)
Pro forma income (loss) from continuing operations before income taxes	27	(4,542)	(389)
Depreciation and amortization	1,000	909	771
Interest income	(59)	(86)	(109)
Interest expense	91	76	87
Exchange losses - net	66	77	373
Non-operating (benefits) costs - net	(129)	(211)	265
Goodwill impairment charge	—	4,503	—
Significant items charge	991	1,346	957
Pro forma Operating EBITDA (Non-GAAP)	$1,987	$2,072	$1,955

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As discussed in Note 25 - Segment Information, the Predecessor period reflects the results of operations and assets and liabilities of Historical DuPont and excludes the DAS business. As a result, the company's segment results for the Predecessor and Successor periods of 2017 do not reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources, therefore the company determined that presenting segment results for each standalone period in 2017 would not be meaningful to the reader. Below is a reconciliation of pro forma income from continuing operations after income taxes to pro forma segment operating EBITDA for the year ended December 31, 2017.

Year Ended December 31,
(In millions)	2017
Pro forma income from continuing operations after income taxes	$2,521
Pro forma benefit from income taxes on continuing operations	(2,910)
Pro forma loss from continuing operations before income taxes	(389)
Depreciation and amortization	771
Interest income	(109)
Interest expense	87
Exchange losses - net	373
Non-operating costs - net	265
Goodwill impairment charge	—
Significant items charge	957
Corporate expenses	151
Pro forma Segment Operating EBITDA (Non-GAAP)	$2,106

Significant Items

	Year Ended December 31,
(In millions)	2019	2018	2017
Integration and separation costs	$632	$571	$217
Restructuring and asset related charges - net	222	694	271
Gain on sale of assets	—	(24)	—
Loss on deconsolidation of subsidiary	—	53	—
Loss on divestiture	24	2	—
Amortization of inventory step-up	67	—	—
Argentina currency devaluation	33	—	—
Loss on early extinguishment of debt	13	—	—
Bayer CropScience arbitration	—	—	469
Income tax related items	—	50	—
Total pretax significant items charge	991	1,346	957
Total tax benefit impact of significant items[1]	(135)	(239)	(290)
Tax only significant item (benefit) charge[2]	(72)	347	(2,332)
Total significant items charge (benefit), net of tax	$784	$1,454	$(1,665)

1.
The tax benefit impact of significant items for the year ended December 31, 2019 includes a net tax charge of $35 million related to application of the U.S. Tax Reform’s foreign tax provisions, a net tax charge of $146 million related to U.S. state blended tax rate changes associated with the Business Separations, and a net tax benefit of $(102) million related to an internal legal entity restructuring associated with the Business Separations. Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

2.
The tax only significant item (benefits) charges are primarily related to effects of U.S. and Swiss Tax Reform, the Internal Reorganizations and Business Separations, and the release of a tax valuation allowance recorded against the net deferred tax asset position of a Swiss legal entity.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Pro Forma Income (Loss) from Continuing Operations Attributable to Corteva and Pro Forma Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Pro Forma Operating Earnings and Pro Forma Operating Earnings Per Share

	Year Ended December 31,
(In millions)	2019	2018	2017
Pro forma income (loss) from continuing operations attributable to Corteva	$13	$(4,966)	$2,486
Less: Non-operating benefits (costs) - net, after tax	100	165	(170)
Less: Amortization of intangibles (existing as of Separation), after tax	(376)	(313)	(186)
Less: Goodwill impairment charge, after tax	—	(4,503)	—
Less: Significant items (charge) benefit, after tax	(784)	(1,454)	1,665
Pro forma Operating Earnings (Non-GAAP)	$1,073	$1,139	$1,177

	Year Ended December 31,
	2019	2018	2017
Pro forma earnings (loss) per share of common stock from continuing operations - diluted	$0.02	$(6.63)	$3.32
Less: Non-operating benefits (costs) - net, after tax	0.13	0.22	(0.23)
Less: Amortization of intangibles (existing as of Separation), after tax	(0.50)	(0.42)	(0.25)
Less: Goodwill impairment charge, after tax	—	(6.01)	—
Less: Significant items (charge) benefit, after tax	(1.04)	(1.94)	2.22
Pro forma Operating Earnings Per Share (Non-GAAP)	$1.43	$1.52	$1.58
Diluted Shares Outstanding (in millions)	749.5	749.4	749.4

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(Dollars in millions)	December 31, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$1,769	$2,275
Total debt	$122	$7,938

The company's cash, cash equivalents and marketable securities at December 31, 2019 and December 31, 2018 were $1.8 billion, and $2.3 billion respectively. Total debt at December 31, 2019 and December 31, 2018 was $122 million and $7,938 million, respectively. The decrease in cash and debt balances was primarily due to debt redemption/repayment transactions. See further information under Note 17 - Short-term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings assigned to EID are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's1	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Stable
Fitch Ratings	A	F1	Stable

1.	In addition, Standard & Poor’s has assigned to Corteva, Inc. a long-term issuer rating of A- with Stable outlook.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, dividend payments, share repurchases and pension contributions. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities.

The company has access to approximately $6.4 billion in committed and uncommitted unused credit lines at December 31, 2019. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of pension contributions, severance payments, working capital, capital expenditures, and funding Corteva's expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party to the 2018 Revolving Credit Facilities upon the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The 2018 Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2019, the company was in compliance with these covenants.

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

In February 2019, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2019 Repurchase Facility") which expired in December 2019. Under the 2019 Repurchase Facility, the company sold a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agreed to repurchase at a future date.

In February 2020, the company entered into a new committed receivable repurchase facility of up to $1.3 billion (the "2020 Repurchase Facility") which expires in December 2020. See further discussion of the 2020 Repurchase Facility in Note 27 - Subsequent Events, to the Consolidated Financial Statements.
The company has factoring agreements with third-party financial institutions primarily in Latin America to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 12 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements for more information.
The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of its seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for more information on the company’s guarantees.

Capacity Expansion
The company's Board of Directors authorized an investment of approximately $145 million to increase Spinosyns fermentation capacity by 30% to address global market growth in insecticides that handle chewing insects in specialty and row crops. The additional capacity will be staged to come online over the next few years.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Debt Redemptions/Repayments
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

The Make Whole Notes were redeemed on April 22, 2019 at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated. For further information on the Make Whole Notes, see Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements and Recent Developments.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID could make up to seven term loan borrowings and amounts repaid or prepaid were not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019. For further information on the termination of the Term Loan Facility, see Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements and Recent Developments.

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

The company's cash, cash equivalents and marketable securities at December 31, 2019 and December 31, 2018 are $1.8 billion and $2.3 billion, respectively, of which $1.5 billion at December 31, 2019 and $1.7 billion at December 31, 2018, was held by subsidiaries in foreign countries, including United States territories.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Act required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries (see Note 10 - Income Taxes, to the Consolidated Financial Statements for further details of The Act). Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and / or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements.  The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries.  The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments.  At December 31, 2019, management believed that sufficient liquidity is available in the U.S.

	Successor			Predecessor
(Dollars in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Cash provided by (used for) operating activities	$1,070	$483	$3,674	$(3,949)

Cash provided by operating activities for the year ended December 31, 2019 was $1,070 million compared to $483 million for the year ended December 31, 2018. The increase in cash provided by operating activities was primarily driven by lower pension contributions in 2019, as a result of the company’s 2018 discretionary pension contribution, and a decrease in integration and separation costs, partially offset by the net impact of lower net income and working capital changes as a result of the Internal Reorganizations and Business Realignments in 2019.

Cash provided by operating activities was $3,674 million for the period September 1 through December 31, 2017, primarily driven by Corteva's seasonal cash flows and a tax refund related to voluntary pension contributions made in the Predecessor period, partially offset by transaction costs and the PFOA multi-district litigation settlement, which was primarily paid in September.

Cash used for operating activities was $(3,949) million for the period January 1 through August 31, 2017, primarily driven by pension contributions of $3,024 million, Corteva's seasonal cash flows, transaction costs and tax payments, partially offset by earnings.

	Successor			Predecessor
(Dollars in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Cash (used for) provided by investing activities	$(904)	$(505)	$3,678	$(2,382)

Cash used for investing activities was $(904) million for the year ended December 31, 2019 compared to $(505) million for the year ended December 31, 2018, primarily due to a decrease in net proceeds from sales and maturities of investments, partially offset by a reduction in capital expenditures as a result of the Internal Reorganizations and Business Realignments in 2019 and an increase in proceeds from sales of property, businesses and consolidated companies.

Cash provided by investing activities was $3,678 million for the period September 1 through December 31, 2017, primarily driven by approximately $1,200 million of cash received for the FMC Transactions, approximately $1,100 million of cash received for the DAS Divested Ag Business (see Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information) and net proceeds from investments, partially offset by capital expenditures.

Cash used for investing activities was $(2,382) million for the period January 1 through August 31, 2017, primarily driven by net purchases of investments, capital expenditures, payments for the acquisition of Granular and net payments from foreign currency contracts, partially offset by proceeds from the sale of property and businesses.

Capital expenditures totaled $1,163 million for the year ended December 31, 2019, $1,501 million for the year ended December 31, 2018, $499 million for the period September 1 through December 31, 2017, and $687 million for the period January 1 through August 31, 2017. The company expects 2020 capital expenditures to be between $500 million and $600 million.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	Successor			Predecessor
(Dollars in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Cash (used for) provided by financing activities	$(2,929)	$(2,624)	$(3,607)	$5,632

Cash used for financing activities was $(2,929) million for the year ended December 31, 2019 compared to $(2,624) million for the year ended December 31, 2018. The change was due to repayments of commercial paper and long-term debt and transfers of cash to DowDuPont in connection with the Internal Reorganization and Business Realignments in 2019, partially offset by a net increase in contributions from Dow and DowDuPont, primarily for repayment of long-term debt, and a decrease in distributions to Dow and DowDuPont which were used to fund a portion of DowDuPont’s dividend payments, and in 2018 to fund a portion of DowDuPont’s share repurchases.

Cash used for financing activities was $(3,607) million for the period September 1 through December 31, 2017, primarily driven by repayments of commercial paper, distributions to Dow and DowDuPont and dividends paid to Historical DuPont shareholders, partially offset by borrowings under the Term Loan. Dividend payments to shareholders of Historical DuPont common stock included a third quarter 2017 dividend declared for common stockholders of record July 31, 2017 and paid in September 2017.

Cash provided by financing activities was $5,632 million for the period January 1 through August 31, 2017, primarily driven by a debt offering in May of 2017 as well as borrowings from commercial paper, the Repurchase Facility, and the Term Loan Facility, partially offset by dividends paid to stockholders.

In June 2019, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on September 13, 2019, to shareholders of record on July 31, 2019. In October 2019, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on December 18, 2019, to shareholders of record on November 29, 2019.

On June 26, 2019, the company announced that the Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The program is expected to be completed in three years. During 2019, the company purchased and retired 824,000 shares for a total cost of $25 million. See Note 19 - Stockholders' Equity, to the Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion, only for the differences between EID and Corteva, Inc.

Cash provided by operating activities
EID’s cash provided by operating activities for the year ended December 31, 2019 was $996 million compared to $483 million for the year ended December 31, 2018. The increase was primarily driven by the items noted on page 63, under the header “Cash provided by (used for) operating activities,” partially offset by interest incurred on the related party loan between EID and Corteva, Inc.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash used for financing activities
EID’s cash used for financing activities was $(2,855) million for the year ended December 31, 2019 compared to $(2,624) million for the year ended December 31, 2018. The change was due to repayments of commercial paper and long-term debt, transfers of cash to DowDuPont in connection with the Internal Reorganization and Business Realignments in 2019, and a net decrease in contributions from Dow and DuPont, primarily for repayment of long-term debt, partially offset by proceeds received from the related party loan between EID and Corteva, Inc., and a decrease in distributions to Dow and DowDuPont which were used to fund a portion of DowDuPont’s dividend payments, and in 2018 to fund a portion of DowDuPont’s share repurchases.

See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information on the related party loan between EID and Corteva, Inc.

Critical Accounting Estimates
The company's significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, environmental matters and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

Pension Plans and Other Post Employment Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and OPEB plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of the inactive participants if all or almost all of a plan’s participants are inactive.

Substantially all of the company's benefit obligation for pensions and OPEB are attributable to the benefit plans in the U.S. In the U.S., the single equivalent discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. The company measures the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. In connection with pension contributions of $2,900 million to its principal U.S. pension plan for the period of January 1, 2017 through August 31, 2017, an investment policy study was completed for the principal U.S. pension plan. The study resulted in new target asset allocations for the U.S. pension plan with resulting changes to the expected return on plan assets. The long-term rate of return on assets decreased from 8.00 percent for the Predecessor period to 6.25 percent for the Successor period in 2017.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost.  Generally, the market-related value of assets is calculated by averaging market returns over 36 months, however, as a result of the Merger, for the Successor periods, the market-related value of assets was calculated by averaging market returns from September 1, 2017 through the respective year ends.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	December 31, 2019	December 31, 2018	December 31, 2017
Market-related value of assets	$16.4	$16.6	$16.6
Fair value of plan assets	16.6	15.7	16.7

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2019:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(35)	$28
Expected rate of return on plan assets	40	(40)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 72 and in Note 20 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2019, the company had accrued obligations of $336 million for probable environmental remediation and restoration costs, including $51 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $620 million above that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 - Recent Accounting Guidance, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Indemnification Assets
The company has entered into various agreements where the company is indemnified for certain liabilities by DuPont, Dow, and Chemours. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. In assessing the probability of recovery, the company considers the contractual rights under the separation agreements and any potential credit risk.  Future events, such as potential disputes related to recovery as well as the solvency of DuPont, Dow, and / or Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information related to indemnifications.

Income Taxes
The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Deferred income taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the company will realize deferred tax assets could result in recording a valuation allowance, thereby reducing the deferred tax asset and generating a deferred tax expense in the relevant period. In some situations, these changes could be material. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional information.

At December 31, 2019, the company had a net deferred tax liability balance of $633 million, inclusive of a valuation allowance of $457 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

Valuation of Assets and Impairment Considerations
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the company's valuation methodologies include revenue growth rates, operating margin estimates, royalty rates, and discount rates. Although the estimates are deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

Assessment of the potential impairment of goodwill, other intangible assets, property, plant and equipment, investments in nonconsolidated affiliates, and other assets is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environment in which the company's segments operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the company continually reviews its portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

The company performs its annual goodwill impairment assessment during the fourth quarter at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. As a result of the Internal Reorganizations and Realignments, the company changed its reportable segments to seed and crop protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  The change in reportable segments resulted in changes to the company's reporting units for goodwill impairment testing to align with the level at which discrete financial information is available for review by management. The company’s reporting units include seed, crop protection and digital. In connection with the change in reportable segments and reporting units, goodwill was reassigned from the former agriculture reporting unit to the seed, crop protection and digital reporting units using a relative fair value allocation approach.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For purposes of the annual goodwill impairment test, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the company level include, but are not limited to, GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, foreign exchange rates, and overall financial performance. Qualitative factors assessed at the reporting unit level include, but are not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

If additional quantitative testing is required, the reporting unit’s fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The company determined fair values for each of the reporting units using the income approach or market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the company’s forecasts. The company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Discount rates used in the company’s reporting unit valuations ranged from 9.5% to 10.5%. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company’s assets and liabilities were measured at fair value as of the date of the Merger, and as a result, any declines in projected cash flows or increases in discount rates could have a material, negative impact on the fair value of the company's reporting units and assets and therefore result in an impairment.

As discussed above, in connection with the change in reportable segments and reporting units, the company performed a goodwill impairment analysis for the former agriculture reporting unit immediately prior to the realignment and the newly created reporting units immediately after the realignment. The impairment analysis was performed using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs or a market approach. The company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy.  The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analysis performed both immediately prior to and immediately subsequent to the realignment, the company concluded the fair value of the former agriculture reporting unit and the newly created reporting units exceeded their carrying value, and no goodwill impairment charge was necessary.

In the third quarter of 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and IPR&D within the seed segment that primarily relate to heritage DAS intangibles previously acquired from Cooperativa Central de Pesquisa Agrícola's ("Coodetec") was less than the carrying value due to the company’s focus on advancing more competitive products and eliminating redundancy and complexity across the breeding programs. As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $54 million ($41 million after-tax). The key assumptions used in determining the fair value of these intangibles involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.  Refer to Note 7 - Restructuring and Asset Related Charges - Net, Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, to the Consolidated Financial Statements for more information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In the fourth quarter of 2019, quantitative testing was performed on all of the company’s reporting units. Based on the results of the quantitative testing, the estimated fair value of each of the reporting units exceeded their carrying values. For the seed reporting unit, the excess fair value over carrying value is approximately 12%, and therefore carries a higher risk of impairment charges in future periods. The dynamic economic environments in which the company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, product mix, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

In the fourth quarter of 2019, the company also performed an impairment test on indefinite-lived intangibles and determined that the fair value of certain IPR&D assets had declined as a result of the company’s decision to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands over the next five years with minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. This resulted in the company concluding that the recoverability of certain IPR&D projects associated with Roundup Ready 2 Xtend® were impaired, resulting in a pre-tax, non-cash impairment charge of $90 million ($69 million after-tax). Refer to Note 7 - Restructuring and Asset Related Charges - Net, Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, to the Consolidated Financial Statements for more information.

The company’s goodwill and indefinite-lived intangibles for the seed reporting unit at December 31, 2019 is shown below (in millions):

Reporting Unit	Goodwill	Indefinite-Lived Intangible Assets
Seed	$5,417	$1,881

Prepaid Royalties
The company’s seed segment currently has certain third-party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as other current assets and other assets and are amortized to cost of goods sold as seeds containing the respective trait technology are utilized over the term of the license. The rate of royalty amortization expense recognized is based on the company’s strategic plans which include various assumptions and estimates including product portfolio, market dynamics, farmer preferences, growth rates and projected planted acres. Changes in factors and assumptions included in the strategic plans, including potential changes to the product portfolio in favor of internally developed biotechnology, could impact the rate of recognition of the relevant prepaid royalty.

At December 31, 2019, the balance of prepaid royalties reflected in other current assets and other assets was $440 million and $794 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation has been that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company is accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the next five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense is therefore expected to significantly increase through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In connection with the departure from these traits in the company's product portfolio, beginning January 1, 2020 the company will present and disclose the accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense will represent the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the per unit cash rate per the Roundup Ready 2 License Agreement. The non-cash accelerated prepaid royalty amortization expense estimated for 2020 is approximately $160 million, aggregating to approximately $500 million over the next five years.

Further changes in factors and assumptions associated with usage of the trait platform licensed under the Roundup Ready 2 License Agreement, including the Transition Plan, could further impact the rate of recognition of the prepaid royalty and statement of operations presentation of the accelerated prepaid royalty amortization expense.

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2019	2020	2021-2022	2023-2024	2025 and beyond
Operating lease and finance lease obligations[1]	$658	$158	$216	$116	$168
Expected cumulative cash requirements for interest payments through maturity	37	2	4	4	27
Long-term debt	111	1	1	—	109
Purchase obligations[2]
Information technology infrastructure & services	31	17	14	—	—
Raw material obligations	1,868	485	880	374	129
Other	85	51	17	17	—
Total purchase obligations	1,984	553	911	391	129
Other liabilities[1,3]
Pension and other post employment benefits	6,664	298	526	1,300	4,540
Workers' compensation	70	9	26	14	21
Environmental remediation	336	127	126	50	33
License agreements[4]	673	159	302	156	56
Other[5]	223	42	54	44	83
Total other long-term liabilities	7,966	635	1,034	1,564	4,733
Total contractual obligations[6]	$10,756	$1,349	$2,166	$2,075	$5,166

1.	Included in the Consolidated Financial Statements.

2.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3.
The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours, Dow, and DuPont in accordance with the Chemours Separation Agreement and the Separation Agreement (related to the Corteva Distribution), respectively. Refer to Note 5 - Divestitures and Other Transactions, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for additional detail related to the indemnifications.

4.	Represents undiscounted remaining payments under Pioneer license agreements ($643 million on a discounted basis).

5.	Primarily represents employee-related benefits other than pensions and other post employment benefits and asset retirement obligations.

6.
Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional detail.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees (other post employment benefits or OPEB plans). Substantially all of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide OPEB obligations are attributable to the U.S. benefit plans.

Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans. The company froze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018. Therefore, as of November 30, 2018, active employees participating in the U.S. pension plans will not accrue additional benefits for future service and eligible compensation received. In addition to the changes to the U.S. pension plans, OPEB eligible employees who will be under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the year ended December 31, 2019.
Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $39 million, $103 million, $34 million and $67 million to its funded pension plans other than the principal U.S. pension plan for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $82 million, $111 million, $35 million and $57 million to its unfunded plans for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $202 million, $216 million, $59 million and $166 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2020, the company expects to contribute approximately $60 million to its pension plans other than the principal U.S. pension plan, and about $240 million for its OPEB plans. The company is evaluating potential discretionary contributions in 2020 to the principal U.S. pension plan, that could reduce a portion of the underfunded benefit obligation. Any discretionary contributions depend on various factors including market conditions and tax deductible limits.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's loss from continuing operations before income taxes for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017 was affected by pre-tax charges related to long-term employee benefits:

	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Dollars in millions)
Net periodic benefit (credit) cost - pension and OPEB	$(163)	$(186)	$(71)	$349
Defined contributions	115	117	41	55
Long-term employee benefit plan (credit) charges - continuing operations	$(48)	$(69)	$(30)	$404

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee credits were $(48) million for the year ended December 31, 2019 and $(69) million for the year ended December 31, 2018. The change is due to decrease in expected return on plan assets.

Activities for the period ended December 31, 2018 and for the period September 1 through December 31, 2017 benefited from the absence of the amortization of net losses from accumulated other comprehensive loss.  See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 65 of this report for additional information on determining annual expense.

For 2020, long-term employee benefits credit from continuing operations is expected to increase by about $180 million. The increase is mainly due to lower interest cost.

Environmental Matters
The company operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the company monitors these changes closely. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, the company implements voluntary programs to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Management has noted a global upward trend in the amount and complexity of proposed chemicals regulation. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue to be significant for the foreseeable future.

Pre-tax environmental expenses charged to income from continuing operations before income taxes are summarized below:

	Successor			Predecessor
(Dollars in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Environmental operating costs	$136	$142	$51	$67
Environmental remediation costs	29	48	16	51
	$165	$190	$67	$118

About 85 percent of total pre-tax environmental operating costs charged to income from continuing operations for the year ended December 31, 2019 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Environmental Operating Costs
As a result of its operations, the company incurs costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring, and obtaining permits. The company also incurs costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials.

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2017	$457
Remediation payments	(55)
Net increase in remediation accrual [1]	48
Net change, indemnification [2]	(52)
Balance at December 31, 2018	$398
Remediation payments	(49)
Net increase in remediation accrual [1]	29
Net change, indemnification [2]	(42)
Balance at December 31, 2019	$336

1.	Excludes indemnified remediation obligations.

2.
Represents the net change in indemnified remediation obligations based on activity as well as the removal from EID's accrued remediation liabilities of obligations that have been fully transferred to Chemours and DuPont. Pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement, as discussed in Note 5 - Divestitures and Other Transactions, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, EID is indemnified by Chemours and DuPont for certain environmental matters.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $620 million above the amount accrued as of December 31, 2019. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

The above noted $336 million accrued obligations includes the following:

	As of December 31, 2019
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$167	$167	$285
Other discontinued or divested businesses obligations[1]	—	91	221

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	35	35	60

Environmental remediation liabilities not subject to indemnity	—	43	54
Total	$202	$336	$620

1.	Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page F-61, under Corteva Separation Agreement.

2.	The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.

3.
Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As of December 31, 2019, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 500 sites around the U.S., including approximately 140 sites for which the company does not believe it has liability based on current information. Active remediation is under way at 70 of the 500 sites. In addition, the company has resolved its liability at approximately 210 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 2 new sites during 2018 compared with 3 notices in 2017. There were no new notices in 2019.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $13 million for the year ended December 31, 2019. The company currently estimates expenditures for environmental-related capital projects to be approximately $8 million in 2020.

Climate Change
The company believes that climate change is an important global environmental concern that presents risks and opportunities. The Board of Directors maintains oversight of these risks and opportunities. Management regularly assesses and manages climate-related issues.

The company completed a non-financial materiality assessment and identified short-, medium- and long-term climate-related risks and opportunities. The results of this assessment are integrated into the company’s businesses, strategy and financial planning.

Continuing political and social attention to climate change and its impacts has resulted in regulatory and market-based approaches to limit greenhouse gas emissions. The company believes there is a way forward for sustainable climate change mitigation that both enables farmers to meet the demands of a growing population and secures the economic future for the vast majority of the world’s population who depend on agriculture for their livelihoods.

Extreme and volatile weather due to climate change may have an adverse impact on customers’ ability to use its products, potentially reducing sales volumes, revenues and margins. The company continuously evaluates opportunities for existing and new product and service offerings to meet the anticipated demands of climate-smart agriculture and mitigate the impact of extreme and volatile weather.

Corteva is working to shrink its role in the emission of greenhouse gasses. The company is seeking ways to reduce its impact and providing tools and incentives for customers to do the same. Corteva champions climate positive agriculture, utilizing carbon storage and other means to remove more carbon from the atmosphere than it emits without sacrificing farmer productivity or ongoing profitability. The company is developing metrics and targets that will be used to assess and manage material and relevant climate-related risks and opportunities.

The company is committed to engaging with multiple stakeholders and partners around the globe who have innovative and actionable ideas to help safeguard the health and well-being of the planet and its people. The company integrates processes for identifying, assessing and managing climate-related risk into its overall risk management. By doing more to address climate change today, the company is fortifying its ability to grow food, grow progress and build a sustainable industry that will help humanity thrive for generations to come.

Part II
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the company enters into derivative instruments to hedge its exposure to foreign currency and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 22 - Financial Instruments, to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts may be used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian Real, European Euro ("EUR"), Canadian dollar and Indian rupee. The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 22 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2019 and 2018, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2019 and 2018. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(Dollars in millions)	2019	2018	2019	2018
Foreign currency contracts	$(18)	$51	$(296)	$(402)

Since the company's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

Concentration of Credit Risk
The company maintains cash and cash equivalents, marketable securities, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the company has a policy to limit the dollar amount of credit exposure with any one institution.

As part of the company's financial risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service Corteva and monitors actual exposures versus established limits. The company has not sustained credit losses from instruments held at financial institutions.

The company's sales are not materially dependent on any single customer. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global product lines.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by region.

Part II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included herein, commencing on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

As of December 31, 2019, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

The company completed the common control combination of the Dow Agrosciences (“DAS") business from DowDuPont on May 2, 2019. As a result, management has excluded from its assessment those disclosure controls and procedures of the DAS business as of December 31, 2019. The total assets of the DAS business that were excluded from the assessment represented approximately 20 percent of the company's total assets as of December 31, 2019. Total net sales from continuing operations of the DAS business that was excluded from the assessment represented approximately 40 percent of the company’s total net sales from continuing operations for the year ended December 31, 2019.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

In connection with the separations and Corteva Distribution, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been replicated, transferred or separated. The company continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

Part II

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

As of December 31, 2019, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

EID completed the common control combination of the Dow Agrosciences (“DAS") business from DowDuPont on May 2, 2019. As a result, management has excluded from its assessment those disclosure controls and procedures of the DAS business as of December 31, 2019. The total assets of the DAS business that were excluded from the assessment represented approximately 20 percent of EID's total assets as of December 31, 2019. Total net sales from continuing operations of the DAS business that was excluded from the assessment represented approximately 40 percent of EID’s total net sales from continuing operations for the year ended December 31, 2019.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

In connection with the separations and Corteva Distribution, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been replicated, transferred or separated. EID continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

ITEM 9B.  OTHER INFORMATION

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

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Election of Directors," "Governance of the Company-Committees of the Board," "Governance of the Company-Committee Membership," "Section 16(a) Beneficial Ownership Reporting Compliance," and “Stockholder Nominations for Election of Directors.”

The company has adopted a Code of Ethics for its CEO, CFO, and Controller that may be accessed from the company's website at www.corteva.com by clicking on "Investors" and then "Corporate Governance." Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant
Each of the executive officers became officers of the company in May 2019.

James C. Collins, Jr, age 57, is the chief executive officer of Corteva. He previously served as the chief operating officer of the Agriculture Division of DowDuPont Inc. since September 2017. Prior to this appointment, Mr. Collins was executive vice president of DuPont with responsibility for the company’s agriculture segment, including DuPont Pioneer and Crop Protection, since January 2016. Prior to this, beginning in September 2013, he was senior vice president with responsibility for DuPont’s performance materials segment, was named to the position of executive vice president in December 2014, and added responsibility for the electronics & communications segment in July 2015. Previously, Mr. Collins was vice president for acquisition & integration of Danisco, since January 2011, and was named president of DuPont’s industrial biosciences segment in May of that year. From 2004 to 2010, he was responsible for DuPont’s crop protection segment as vice president and general manager and then president. Mr. Collins joined DuPont as an engineer in 1984 and held positions in engineering, supervision and business management at a variety of manufacturing sites. In 1993, he joined the agriculture sales & marketing group where he served in a variety of roles across the globe supporting DuPont’s seed and crop protection businesses. Mr. Collins currently serves on the board of directors of CropLife International and the U.S. China Business Council. He also serves on the Advisory Councils of the University of Tennessee Loan Oaks Farm and the Food Forever Initiative Global Crop Diversity Trust.

Gregory R. Friedman, age 52, is Executive Vice President and Chief Financial Officer of Corteva. Mr. Friedman previously served as chief financial officer of the Agriculture Division of DowDuPont Inc. since September 2018. Prior to this appointment, he served as vice president of investor relations for DuPont since September 2014, general auditor and chief ethics & compliance leader from 2013 to 2014 and was chief financial officer of DuPont Pioneer from 2011 to 2013. Prior to this, he served as assistant treasurer of DuPont from 2010 to 2011 with responsibility for financial risk management, cash operations and leasing. From 2002 to 2010, he served in various business and finance leadership roles after joining DuPont in 2001 as chief financial officer of Polar Vision, Inc., a newly acquired electronics joint venture in Torrance, California.

Rajan Gajaria, age 52, is Executive Vice President, Business Platforms of Corteva. Mr. Gajaria previously served as vice president, global crop protection business platform, of DowDuPont Inc. Prior to this, he served as Vice President, Latin America and North America, for Dow AgroSciences since 2015. He was selected to lead Dow AgroSciences’ Latin America and Asia Pacific geographies in 2012 after being named marketing director for the company’s U.S. business in 2009. Mr. Gajaria advanced through leadership roles at Dow AgroSciences in corporate strategy, marketing, and e-business before serving as global supply chain director. He joined Dow AgroSciences’ Indian joint venture partner in Mumbai in 1993, where he served in sales and marketing roles as well as in human resources before moving to the company’s global headquarters in Indianapolis, Indiana.

Timothy P. Glenn, age 53, is Executive Vice President, Chief Commercial Officer of Corteva. Mr. Glenn previously served as Vice President, Global Seed Business Platform of DowDuPont Inc. Prior to this, he served as President, DuPont Crop Protection since 2015, and from 2014 to 2015 served as vice president, integrated operations and commercial effectiveness for DuPont Pioneer. He previously held other leadership positions at DuPont Pioneer, including regional business director, Latin America and Canada, after rejoining DuPont Pioneer in 2006 as director, North America marketing. In 1997, he joined Dow AgroSciences as corn product manager, Mycogen Seeds, and served in key sales and business leadership roles in the crop protection and seeds businesses of Dow AgroSciences. He first joined DuPont Pioneer in 1991, and held a variety of marketing roles working in seed markets around the world.

Part III

Meghan Cassidy, age 44, is Senior Vice President, Chief Human Resources Officer of Corteva. Ms. Cassidy previously served as the head of human resources of the Agriculture Division of DowDuPont Inc. since September 2017. Prior to this, Ms. Cassidy was director, global talent management and leadership development for DuPont since 2015. From 2011 to 2015, she served as chief human resources officer for Sunoco Logistics after joining Sunoco in 2010 as director, corporate human resources. Ms. Cassidy’s early career was spent at ARAMARK, where she held progressive human resources roles before serving as vice president, executive development and corporate human resources.

Cornel B. Fuerer, age 53, is Senior Vice President, General Counsel and Secretary of Corteva. Mr. Fuerer previously served as senior vice president, general counsel and secretary of the Agriculture Division of DowDuPont Inc. since June 2018 and prior to that served as associate general counsel supporting the Agriculture Division of DowDuPont after the Merger in September 2017. From 2013 to 2017, he served as associate general counsel of DuPont with responsibility for the legal affairs of DuPont’s agriculture business and from 2012 to 2013 he served as the corporate secretary of DuPont. From 2007 to 2012, Mr. Fuerer served as the vice president, general counsel and company secretary of Solae, a food ingredients joint venture between DuPont and Bunge. After joining DuPont in 1995 as an attorney in Geneva, Switzerland, he served in various legal roles around the world until his appointment at Solae in 2007.

Neal Gutterson, age 64, is Senior Vice President, Chief Technology Officer of Corteva. Dr. Gutterson previously served as the head of research and development of the Agriculture Division of DowDuPont Inc. since September 2017. Dr. Gutterson was named vice president, research and development of DuPont Pioneer in 2016 after joining DuPont Pioneer as vice president, Ag Biotec, in 2014. Previously, he served as president, chief executive officer and board member at Mendel Biotechnology from 2007 to 2014. In October 2019, Dr. Gutterson announced his intent to retire in the second half of 2020.

Brian Titus, age 47, is Vice President, Controller and Principal Accounting Officer of Corteva. Mr. Titus previously served as the controller and principal accounting officer of the Agriculture Division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the director of corporate accounting from 2014 to 2015 and global finance leader of DuPont Crop Protection from 2013 to 2014. Prior to joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services.

ITEM 11.  EXECUTIVE COMPENSATION

Information related to executive compensation and the company's equity compensation plans is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."

Part III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Corteva Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Corteva Financial Statement Schedule (presented below)

3.	EID Financial Statements (Starting on page F-100 of this report).

4.	EID Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (EID and Corteva, Inc.)
(Dollars in millions)

	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$127	$64	$60	$250
Additions charged to expenses	69	80	11	57
Deductions from reserves[1]	(22)	(17)	(7)	(34)
Balance at end of period	$174	$127	$64	$273
Inventory—Obsolescence Reserve
Balance at beginning of period	$272	$137	$89	$164
Additions charged to expenses	370	449	88	217
Deductions from reserves[2]	(386)	(314)	(40)	(161)
Balance at end of period	$256	$272	$137	$220
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$669	$559	$502	$504
Additions charged to expenses	20	451	104	69
Deductions from reserves[3]	(232)	(341)	(47)	(190)
Balance at end of period	$457	$669	$559	$383

1.	Deductions include write-offs, recoveries and currency translation adjustments.

2.	Deductions include disposals and currency translation adjustments.
3 Deductions include currency translation adjustments.
Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

3.	Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

2.1
Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1
Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019.

3.3
Amended and Restated Certificate of Incorporation of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.1 to E.I. du Pont de Nemours and Company’s Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

3.4
Amended and Restated Bylaws of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.2 to E.I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4.1	Description of Corteva, Inc. registered securities.

4.2	Description of E.I. du Pont de Nemours and Company registered securities.

10.1*
Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed on June 6, 2019).

10.2*
Employee Matters Agreement by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.3*
SpecCo/AgCo Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

10.4*
Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.6
Fondation de Prevoyance en Faveur du Personnel de DuPont de Nemours International SÁRL. (incorporated by reference to Exhibit No. 10.6 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.7*
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

10.10*
Transaction Agreement, dated as of March 31, 2017, by and between E. I. du Pont de Nemours and Company and FMC Corporation (incorporated by reference to Exhibit 10.25 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

10.11
The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.

10.12
The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.)

10.13
E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.14
E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.15
E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.16
E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.17*
E. I. du Pont de Nemours and Company's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to E. I. du Pont de Nemours and Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

10.19*	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 26, 2019).

10.20*	Letter Agreement effective as of June 1, 2019 by and between DowDuPont Inc. and Corteva, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed June 3, 2019)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

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

*
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

Signatures

Corteva

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2020
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures

Signature	Title(s)	Date

/s/ James C. Collins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2020
James C. Collins, Jr.

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 14, 2020
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 14, 2020
Lamberto Andreotti

/s/ Edward D. Breen	Director	February 14, 2020
Edward D. Breen

/s/ Robert A. Brown	Director	February 14, 2020
Robert A. Brown

/s/ Klaus Engel	Director	February 14, 2020
Klaus Engel

/s/ Michael O. Johanns	Director	February 14, 2020
Michael O. Johanns

/s/ Lois D. Juliber	Director	February 14, 2020
Lois D. Juliber

/s/ Rebecca B. Liebert	Director	February 14, 2020
Rebecca B. Liebert

/s/ Marcos M. Lutz	Director	February 14, 2020
Marcos M. Lutz

/s/ Lee M. Thomas	Director	February 14, 2020
Lee M. Thomas

/s/ Patrick J. Ward	Director	February 14, 2020
Patrick J. Ward

/s/ Gregory R. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2020
Gregory R. Friedman

Signatures

E. I. du Pont de Nemours and Company

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2020
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ James C. Collins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2020
James C. Collins, Jr.

/s/ Gregory R. Friedman	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 14, 2020
Gregory R. Friedman

Corteva, Inc.
Index to the Consolidated Financial Statements

Page(s)
Consolidated Financial Statements:
Management's Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firms - Successor	F-3
Report of Independent Registered Public Accounting Firm - Predecessor	F-8
Consolidated Statements of Operations for the years ended December 31, 2019 and December 31, 2018, the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017	F-9
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019 and December 31, 2018, the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017
F-10
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018, the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017	F-12
Consolidated Statements of Equity for the years ended December 31, 2019 and December 31, 2018, the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017	F-14
Notes to the Consolidated Financial Statements	F-15

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows in conformity with GAAP. Their reports are presented on the following pages.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The company's internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2019.
The company completed the common control combination of the Dow Agrosciences (“DAS") business from DowDuPont on May 2, 2019. As a result, management has excluded the DAS business from its assessment of internal control over financial reporting as of December 31, 2019. The total assets of the DAS business that were excluded from the assessment represented approximately 20 percent of the company's total assets as of December 31, 2019. Total net sales from continuing operations of the DAS business that was excluded from the assessment represented approximately 40 percent of the company’s total net sales from continuing operations for the year ended December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2019, as stated in their report, which is presented on the following pages.

James C. Collins, Jr. Chief Executive Officer and Director	Gregory R. Friedman Executive Vice President and Chief Financial Officer
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the two years in the period ended December 31, 2019, and for the period from September 1, 2017 through December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2019, and for the period from September 1, 2017 through December 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements as of and for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the combined financial statements of the Dow Agricultural Sciences Business, a business under common control of the Company, which statements reflect total assets of $7,773 million as of December 31, 2018, and total net sales of $5,646 million and $2,214 million for the year ended December 31, 2018 and for the period from September 1, 2017 to December 31, 2017, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Dow Agricultural Sciences Business as of December 31, 2018, for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, is based solely on the report of other auditors.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Dow Agrosciences business from its assessment of internal control over financial reporting as of December 31, 2019 because it was an entity transferred to the Company through a merger of entities under common control during 2019. We have also excluded the Dow Agrosciences business from our audit of internal control over financial reporting. The Dow Agrosciences business is a business under common control whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 20 percent and 40 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill (Seed Reporting Unit) and Intangible Asset (Germplasm and Trademark / Trade names) Impairment Assessments

As described in Notes 2 and 15 to the consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $10.2 billion and $11.4 billion, respectively, as of December 31, 2019. As disclosed by management, the goodwill associated with the seed reporting unit was $5.4 billion, the indefinite-lived trademark / tradenames intangible assets were $1.9 billion, and the germplasm intangible asset was $6.2 billion as of December 31, 2019. Management tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. In connection with the change in reportable segments and reporting units in the second quarter of 2019, goodwill was reassigned from the former Agriculture reporting unit to the seed, crop protection and digital reporting units using a relative fair value allocation approach. As a result, management performed a goodwill impairment assessment for the former Agriculture reporting unit immediately prior to the realignment and the newly created reporting units immediately after the realignment. Beginning on October 1, 2019, the Company changed its indefinite life assertion of the germplasm assets to definite lived with a useful life of 25 years. Prior to changing the useful life of the germplasm assets, management tested the assets for impairment, concluding the assets were not impaired. Management performs the goodwill impairment assessment using a discounted cash flow model. Management’s assumptions in this analysis include future cash flow projections, weighted average cost of capital, terminal growth rate, and the tax rate. Management performs the intangible asset impairment assessments using the relief from royalty method. The significant assumptions used by management in the relief from royalty method include projected revenue, royalty rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the seed reporting unit and intangible asset (germplasm and trademark / trade names) impairment assessments is a critical audit matter are there was significant judgment by management when developing the fair value measurements of the reporting unit and intangible assets (germplasm and trademark / trade names). This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to management’s cash flow projections, including projected revenue and gross margin, and significant assumptions, including weighted average cost of capital, and terminal growth rate in relation to the goodwill impairment assessment, and the projected revenue, royalty rates, and discount rates in relation to the intangible asset (germplasm and trademark / trade names) impairment assessments. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and intangible asset (germplasm and trademark/trade names) impairment assessments, including controls over the determination of the fair value of the Company’s reporting units and intangible assets. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model and relief from royalty method; testing the completeness, accuracy, and relevance of underlying data used in the estimates; and evaluating significant assumptions used by management, including the projected revenue, gross margin, weighted average cost of capital, and terminal growth rate in relation to the goodwill impairment assessment, and the projected revenue, royalty rates, and discount rates in relation to the intangible asset (germplasm and trademark/trade names) impairment assessments. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the underlying businesses, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and relief from royalty method and certain significant assumptions, including the weighted average cost of capital, discount rates, royalty rates, and terminal growth rate.

Goodwill Impairment Assessments - Certain Reporting Units Within Discontinued Operations

As described in Note 5 to the consolidated financial statements, in the second quarter of 2019, management assessed the recoverability of the goodwill within certain reporting units divested for purposes of the business separations, and the overall carrying value of the net assets in the disposal group that was distributed to DowDuPont during the second quarter. Management estimated the fair value of the Company’s reporting units using either a discounted cash flow model or a form of the market approach. Management’s assumptions in the discounted cash flow model included future cash flow projections, weighted average cost of capital, terminal growth rate, and the tax rate. For the reporting unit where management used a form of the market approach, metrics of publicly traded companies or historically completed transactions of comparable businesses were utilized. As a result of these analyses, management determined that the fair value of certain reporting units related to the specialty products businesses were below their carrying value, resulting in pre-tax, non-cash goodwill impairment charges totaling $1,102 million reflected in loss from discontinued operation after income taxes.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain divested reporting units is a critical audit matter are there was significant judgment by management when developing the fair value measurements of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to management’s cash flow projections, market approach, and significant assumptions, including projected revenue and gross margin, weighted average cost of capital, terminal growth rate and other market data. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model and market approach; testing the completeness, accuracy, and relevance of underlying data used in the estimates; and evaluating significant assumptions used by management, including the projected revenue, gross margin, weighted average costs of capital, terminal growth rate, and other market data. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including weighted average cost of capital, and terminal growth rates.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2020

We have served as the Company’s or its predecessor’s auditor since 1946.

Report of Independent Registered Public Accounting Firm

To Management of the Dow Agricultural Sciences Business

Opinion on the Financial Statements

We have audited the combined balance sheets of the Dow Agricultural Sciences Business (the “Business”) as of December 31, 2018 and 2017, the related combined statements of income and comprehensive income, cash flows, and equity, for the year ended December 31, 2018 and the four month period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Business as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the four month period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on the Business' financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Business’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

Midland, Michigan
July 12, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corteva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, equity and cash flows of Corteva, Inc. and its subsidiaries (Predecessor, formerly known as E.I. du Pont de Nemours and Company) (the “Company”) for the period from January 1, 2017 through August 31, 2017, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2017 through August 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2017 through August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2018, except for the change in the manner in which the Company accounts for net periodic pension and postretirement benefit costs discussed in Note 9 to the consolidated financial statements, as to which the date is February 11, 2019, and except for the effects of discontinued operations discussed in Note 5 to the consolidated financial statements, as to which the date is February 14, 2020

We have served as the Company’s or its predecessor’s auditor since 1946.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
(In millions, except per share amounts)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net sales	$13,846	$14,287	$3,790	$6,894
Cost of goods sold	8,575	9,948	2,915	3,409
Other operating charges				195
Research and development expense	1,147	1,355	484	591
Selling, general and administrative expenses	3,065	3,041	920	1,969
Amortization of intangibles	475	391	97
Restructuring and asset related charges - net	222	694	270	12
Integration and separation costs	744	992	255
Goodwill impairment charge	—	4,503	—	—
Other income (expense) - net	215	249	805	(501)
Loss on early extinguishment of debt	13	81	—	—
Interest expense	136	337	115	254
Loss from continuing operations before income taxes	(316)	(6,806)	(461)	(37)
Benefit from income taxes on continuing operations	(46)	(31)	(2,221)	(395)
(Loss) income from continuing operations after income taxes	(270)	(6,775)	1,760	358
(Loss) income from discontinued operations after income taxes	(671)	1,748	(568)	1,403
Net (loss) income	(941)	(5,027)	1,192	1,761
Net income attributable to noncontrolling interests	18	38	10	27
Net (loss) income attributable to Corteva	$(959)	$(5,065)	$1,182	$1,734
Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(0.38)	$(9.08)	$2.34	$0.40
Basic (loss) earnings per share of common stock from discontinued operations	(0.90)	2.32	(0.76)	1.60
Basic (loss) earnings per share of common stock	$(1.28)	$(6.76)	$1.58	$2.00
Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(0.38)	$(9.08)	$2.34	$0.40
Diluted (loss) earnings per share of common stock from discontinued operations	(0.90)	2.32	(0.76)	1.59
Diluted (loss) earnings per share of common stock	$(1.28)	$(6.76)	$1.58	$1.99

See Notes to the Consolidated Financial Statements beginning on page F-15.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net (loss) income	$(941)	$(5,027)	$1,192	$1,761
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(274)	(1,576)	(490)	1,042
Adjustments to pension benefit plans	(718)	(715)	125	247
Adjustments to other benefit plans	(160)	132	(53)	10
Derivative instruments	28	(24)	(2)	(10)
Total other comprehensive (loss) income	(1,124)	(2,183)	(420)	1,289
Comprehensive (loss) income	(2,065)	(7,210)	772	3,050
Comprehensive income attributable to noncontrolling interests - net of tax	18	38	10	27
Comprehensive (loss) income attributable to Corteva	$(2,083)	$(7,248)	$762	$3,023

See Notes to the Consolidated Financial Statements beginning on page F-15.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,764	$2,270
Marketable securities	5	5
Accounts and notes receivable - net	5,528	5,260
Inventories	5,032	5,310
Other current assets	1,190	1,038
Assets of discontinued operations - current	—	9,089
Total current assets	13,519	22,972
Investment in nonconsolidated affiliates	66	138
Property, plant and equipment	7,872	7,340
Less: Accumulated depreciation	3,326	2,796
Net property, plant and equipment	4,546	4,544
Goodwill	10,229	10,193
Other intangible assets	11,424	12,055
Deferred income taxes	287	304
Other assets	2,326	1,932
Assets of discontinued operations - non-current	—	56,545
Total Assets	$42,397	$108,683
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$7	$2,154
Accounts payable	3,702	3,798
Income taxes payable	95	186
Accrued and other current liabilities	4,434	4,005
Liabilities of discontinued operations - current	—	3,167
Total current liabilities	8,238	13,310
Long-Term Debt	115	5,784
Other Noncurrent Liabilities
Deferred income tax liabilities	920	1,480
Pension and other post employment benefits - noncurrent	6,377	5,677
Other noncurrent obligations	2,192	1,795
Liabilities of discontinued operations - non-current	—	5,484
Total noncurrent liabilities	9,604	20,220
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at December 31, 2019 - 748,577,000	7	—
Additional paid-in capital	27,997	—
Divisional equity	—	78,020
Accumulated deficit	(425)	—
Accumulated other comprehensive loss	(3,270)	(3,360)
Total Corteva stockholders’ equity	24,309	74,660
Noncontrolling interests	246	493
Total equity	24,555	75,153
Total Liabilities and Equity	$42,397	$108,683

See Notes to the Consolidated Financial Statements beginning on page F-15.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Operating activities
Net (loss) income	$(941)	$(5,027)	$1,192	$1,761
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation and amortization	1,599	2,790	886	749
(Benefit from) provision for deferred income tax	(477)	31	(2,770)
Net periodic pension (benefit) cost	(264)	(321)	(113)	295
Pension contributions	(121)	(1,314)	(68)	(3,024)
Net gain on sales of property, businesses, consolidated companies, and investments	(142)	(11)	(691)	(204)
Goodwill impairment charge	1,102	4,503	—	—
Loss on early extinguishment of debt	13	81	—	—
Restructuring and asset related charges - net	339	803	378
Asset related charges				279
Amortization of inventory step-up	272	1,628	1,573
Other net loss	246	262	106	481
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(361)	(1,522)	1,576	(2,269)
Inventories	74	(498)	(903)
Inventories and other operating assets				(202)
Accounts payable	149	642	1,106
Accounts payable and other operating liabilities				(1,555)
Other assets and liabilities	(418)	(1,564)	1,402
Accrued interest and income taxes				(260)
Cash provided by (used for) operating activities	1,070	483	3,674	(3,949)
Investing activities
Capital expenditures	(1,163)	(1,501)	(499)	(687)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	249	69	2,351	300
Acquisitions of businesses - net of cash acquired	(10)	—	3	(246)
Investments in and loans to nonconsolidated affiliates	(10)	(8)	(5)	(22)
Proceeds from sale of ownership interest in non-consolidated affiliates	21	9	—	—
Purchases of investments	(138)	(1,257)	(1,043)	(5,457)
Proceeds from sales and maturities of investments	160	2,186	2,938	3,977
Foreign currency exchange contract settlements				(206)
Other investing activities - net	(13)	(3)	(67)	(41)
Cash (used for) provided by investing activities	(904)	(505)	3,678	(2,382)
Financing activities
Change in short-term (less than 90 days) borrowings	(1,868)	400	(2,541)	3,610
Proceeds from issuance of long-term debt	1,001	756	499	2,734
Payments on long-term debt	(6,804)	(5,956)	(43)	(229)
Repurchase of common stock	(25)	—	—	—
Proceeds from exercise of stock options	47	85	30	235
Dividends paid to stockholders	(194)	—	(329)	(659)
Distributions to Dow and DowDuPont	(317)	(2,806)	(1,200)
Contributions from Dow and DowDuPont	7,396	5,363	—

Corteva, Inc.
Consolidated Financial Statements

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Cash transferred to DowDuPont at Internal Reorganizations	(2,053)	—	—
Debt extinguishment costs	(79)	(378)	—	—
Other financing activities	(33)	(88)	(23)	(59)
Cash (used for) provided by financing activities	(2,929)	(2,624)	(3,607)	5,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(88)	(244)	(22)	187
Change in cash classified as held for sale	—	—	88	(31)
(Decrease) increase on cash, cash equivalents and restricted cash	(2,851)	(2,890)	3,811	(543)
Cash, cash equivalents and restricted cash at beginning of period	5,024	7,914	4,103	4,548
Cash, cash equivalents and restricted cash at end of period[1]	$2,173	$5,024	$7,914	$4,005
Supplemental cash flow information
Cash paid (received) during the period for
Interest, net of amounts capitalized	$263	$923	$83	$331
Income taxes	234	961	(215)	272
1. See page F-42 for reconciliation of cash and cash equivalents and restricted cash presented in Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-15.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Preferred Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accum Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2017	$285	$237	$11,190		$14,924	$(9,911)	$(6,727)	$198	$10,196
Net income					1,734			27	1,761
Other comprehensive income						1,289			1,289
Common dividends ($1.14 per share)					(991)			(4)	(995)
Share-based compensation	2		273						275
Common stock retired	(26)		(1,044)		(5,657)		6,727		—
Other								(9)	(9)
Balance at August 31, 2017	$261	$237	$10,419		$10,010	$(8,622)	$—	$212	$12,517

Successor
Balance at September 1, 2017 (remeasured upon Merger)	$—		$—	$80,287	$—	$(757)	$—	$443	$79,973
Net income				1,182				10	1,192
Other comprehensive loss						(420)			(420)
Distributions to Dow and DowDuPont				(1,200)					(1,200)
Issuance of DowDuPont stock				30					30
Share-based compensation				36					36
Other				(17)				(1)	(18)
Balance at December 31, 2017	$—		$—	$80,318	$—	$(1,177)	$—	$452	$79,593
Net (loss) income				(5,065)				38	(5,027)
Other comprehensive loss						(2,183)			(2,183)
Distributions to Dow and DowDuPont				(2,806)					(2,806)
Issuance of DowDuPont stock				85					85
Share-based compensation				129					129
Contributions from Dow and DowDuPont				5,363					5,363
Other				(4)				3	(1)
Balance at December 31, 2018	$—		$—	$78,020	$—	$(3,360)	$—	$493	$75,153
Net (loss) income				(641)	(318)			18	(941)
Other comprehensive loss						(1,124)			(1,124)
Common dividends ($0.26 per share)			(97)		(97)				(194)
Distributions to Dow and DowDuPont				(317)					(317)
Issuance of DowDuPont stock				39					39
Issuance of Corteva stock			8						8
Share-based compensation			41	62					103
Common Stock Repurchase			(25)						(25)
Contributions from Dow and DowDuPont				7,396					7,396
Impact of Internal Reorganizations				(56,479)		1,214		(231)	(55,496)
Reclassification of Divisional Equity to Additional Paid-in Capital	7		28,070	(28,077)					—
Other				(3)	(10)			(34)	(47)
Balance at December 31, 2019	$7		$27,997	$—	$(425)	$(3,270)	$—	$246	$24,555

See Notes to the Consolidated Financial Statements beginning on page F-15.

Corteva, Inc.
Notes to the Consolidated Financial Statements

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. combines the strengths of EID’s Pioneer and Crop Protection businesses and Dow AgroSciences ("DAS") business to create a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 140 countries. Corteva has two reportable segments: seed and crop protection. See Note 25 - Segment Information, for additional information on the company's reportable segments.

Throughout this Annual Report on Form 10-K, except as otherwise noted by the context, the terms "Corteva" or "company" used herein mean Corteva, Inc. and its consolidated subsidiaries (including EID) and the term “EID” used herein means E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate. Additionally, on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”), for certain events prior to, or on, June 1, 2019, DuPont may be referred to as DowDuPont.

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

Previously, DowDuPont was formed on December 9, 2015, to effect an all-stock merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and EID. On August 31, 2017 at 11:59 pm ET (the “Merger Effectiveness Time”) pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended March 31, 2017 (the "Merger Agreement"), Historical Dow and EID each merged with wholly-owned subsidiaries of DowDuPont and became subsidiaries of DowDuPont (the “Merger”). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement.

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

•	the assets and liabilities aligned with the EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•	on April 1, 2019, EID transferred and conveyed its Materials Science Entities to DowDuPont;

•	on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont;

•	on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont; and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

•	on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On June 1, 2019, DowDuPont completed the Separation. Each DowDuPont stockholder received one share of Corteva common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. Upon becoming an independent company, the capital structure of Corteva consisted of 748,815,000 authorized shares of common stock (par value of $0.01 per share), which represents the number of common shares issued on June 3, 2019. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout these Notes to the Consolidated Financial Statements.

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns, directly or indirectly, 100% of the outstanding common stock of EID, and EID owns 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Certain reclassifications of prior year's data have been made to conform to current year's presentation.

DAS Common Control Business Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying Consolidated Financial Statements and Notes thereto include the results of DAS as of the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, for additional information.

As a result, for periods prior to the Corteva Distribution and after the Merger, the combined results of operations and assets and liabilities of EID and DAS were derived from the Consolidated Financial Statements and accounting records of EID as well as the carve-out financial statements of DAS. The DAS carve-out financial statements reflect the historical results of operations, financial position, and cash flows of Historical Dow's Agricultural Sciences Business and include allocations of certain expenses for services from Historical Dow, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance, and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated under the basis of headcount or other measures. Subsequent to the Corteva Distribution, the financial statements are presented on a consolidated basis.

The company's Consolidated Balance Sheet at December 31, 2019 consists of the consolidated balances subsequent to the Corteva Distribution. The balances reflect the assets and liabilities that were historically included in the EID statements, as well as assets and liabilities transferred to the company as part of the common control combination of DAS. The company's Consolidated Balance Sheet at December 31, 2018 consist of the combined balances of Historical EID and DAS. The Balance Sheets will be referred to as the "Consolidated Balance Sheets" throughout this document.

The company's Consolidated Statements of Operations (the "Consolidated Statements of Operations") for all periods prior to April 30, 2019 consist of the combined results of operations for Historical EID and DAS. The Consolidated Statements of Operations for all periods after May 1, 2019 represent the consolidated balances of the company.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive (loss) income, stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to EID ECP are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive (loss) income, stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the EID Special Products Entities are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, for additional information.

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

Predecessor / Successor Reporting
For purposes of DowDuPont's financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical DuPont's assets and liabilities are reflected at fair value as of the close of the Merger in the financial statements of DowDuPont. In connection with the Merger and the related accounting determination, Historical DuPont elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. For purposes of Corteva’s financial statement presentation, periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of Corteva/EID. All periods prior to the closing of the Merger reflect the historical accounting basis in EID 's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. In addition, the company elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor periods. See Note 2 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further discussion of these changes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the accounts of the company and subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2019 and 2018, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

Use of Estimates in Financial Statement Preparation
The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Changes in Accounting and Reporting
Within the Successor periods, EID made the following changes in accounting and reporting to harmonize its accounting and reporting with DowDuPont.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Within the Successor periods of the Consolidated Statements of Operations:

•	Included royalty income within net sales. In the Predecessor period, royalty income is included within other income (expense) - net.

•
Eliminated the other operating charges line item. In the Successor periods, a majority of these costs are included within cost of goods sold. These costs are also included in selling, general and administrative expenses and amortization of intangibles in the Successor periods.

•
Presented amortization of intangibles as a separate line item. In the Predecessor period, amortization is included within cost of goods sold, selling, general and administrative expenses, other operating charges, and research and development expenses.

•	Presented integration and separation costs as a separate line item. In the Predecessor period, these costs totaled $354 million and are included within selling, general and administrative expenses.

•
Included interest accrued related to unrecognized tax benefits within the (benefit from) provision for income taxes on continuing operations. In the Predecessor period, interest accrued related to unrecognized tax benefits is included within other income (expense) - net.

Within the Successor periods of the Consolidated Statements of Cash Flows:

•
Included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. In the Predecessor period, EID reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor period, EID reflected cash flows from qualified programs within the line item it related to (i.e., revenue hedge cash flows presented within changes from accounts receivable).

•
Aligned the line items within "changes in assets and liabilities, net of effects of acquired and divested companies" to the DowDuPont presentation, including accounts and notes receivable, inventories, accounts payable, and other assets and liabilities. In the Predecessor period, the line item "changes in assets and liabilities, net of effects of acquired and divested companies" includes accounts and notes receivable, inventories and other operating assets, accounts payable and other operating liabilities, and accrued interest and income taxes.

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest.

Restricted Cash
Restricted cash represents trust assets of $409 million and $460 million as of December 31, 2019 and 2018, respectively, and is included within other current assets on the Consolidated Balance Sheets. See Note 9 - Supplementary Information, for further information.

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The cost of investments sold is determined by specific identification.

Fair Value Measurements
Under the accounting guidance for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1	–	Quoted market prices in active markets for identical assets or liabilities;

Level 2	–
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);

Level 3	–	Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar ("USD") or local currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent or foreign subsidiaries operating in a hyper-inflationary environment (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

For foreign entities where the USD is the functional currency, all foreign currency-denominated asset and liability amounts are re-measured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are re-measured at historical rates. Foreign currency income and expenses are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive loss in equity. Assets and liabilities denominated in other than the local currency are re-measured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

Inventories
The company's inventories are valued at the lower of cost or net realizable value. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or net realizable value, whichever is lower; cost is generally determined by the average cost method.

As of December 31, 2019, approximately 59% and 41% of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. As of December 31, 2018, approximately 57% and 43% of the company's inventories were accounted for under the FIFO and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 13 - Inventories, for further information.

The company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. In connection with the Merger, the fair value of property, plant and equipment was determined using a market approach and a replacement cost approach. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. When assets are surrendered, retired, sold, or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the Consolidated Balance Sheets and included in determining gain or loss on such disposals.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Goodwill and Other Intangible Assets
The company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. In connection with the Merger Transaction, the company adopted the policy of DowDuPont and performs an annual goodwill impairment test in the fourth quarter.

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.  The company determined fair values for each of the reporting units using the income approach and the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies. See Note 15 - Goodwill and Other Intangible Assets, for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The company's fair value methodology is primarily based on discounted cash flow techniques.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 2 years to 25 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Leases
The company adopted ASU 2016-02, Leases (Topic 842), and associated ASUs related to Topic 842, in the first quarter of 2019. Prior periods are not restated and continue to be reported under ASC 840. Under Topic 842, the company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in other assets on the company’s Consolidated Balance Sheets. Operating lease liabilities are included in accrued and other current liabilities and other noncurrent obligations on the company’s Consolidated Balance Sheets. Finance lease assets are included in property, plant and equipment on the company’s Consolidated Balance Sheets. Finance lease liabilities are included in short-term borrowings and finance lease obligations and long-term debt on the company’s Consolidated Balance Sheets.

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

Impairment of Long-Lived Assets
The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value. Depreciation is recognized over the remaining useful life of the assets.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the (loss) gain is reported in accumulated other comprehensive loss until it is cleared to earnings during the same period in which the hedged item affects earnings.

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, the net gain or loss in accumulated other comprehensive income ("AOCI") generally remains in AOCI until the item that was hedged affects earnings. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as hedges of anticipated transactions are reclassified as for trading purposes if the anticipated transaction is no longer probable.

In the Predecessor period, the company reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor period, the company reflected cash flows from qualified programs within the line item it related to (i.e., revenue hedge cash flows presented within changes from accounts receivable). In the Successor periods, the company included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. See Note 22 - Financial Instruments, for additional discussion regarding the company's objectives and strategies for derivative instruments.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheets in accrued and other current liabilities and other noncurrent obligations at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the Consolidated Balance Sheets as accounts and notes receivable - net.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

Revenue Recognition
The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 6 - Revenue, for additional information on revenue recognition.

Prepaid Royalties
The company currently has certain third-party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as other current assets and other assets and are amortized to cost of goods sold as seeds containing the respective trait technology are utilized over the life of the license. The rate of royalty amortization expense recognized is based on the company’s strategic plans which include various assumptions and estimates including product portfolio, market dynamics, farmer preferences, growth rates and projected planted acres. Changes in factors and assumptions included in the strategic plans, including potential changes to the product portfolio in favor of internally developed biotechnology, could impact the rate of recognition of the relevant prepaid royalty.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

At December 31, 2019, the balance of prepaid royalties reflected in other current assets and other assets was $440 million and $794 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation has been that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company is accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the next five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense is therefore expected to significantly increase through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

In connection with the departure from these traits, beginning January 1, 2020 the company will present and disclose the non-cash accelerated prepaid royalty amortization expense as a component of Restructuring and Asset Related Charges - Net, in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense will represent the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the variable cash rate per the Roundup Ready 2 License Agreement.

Further changes in factors and assumptions associated with usage of the trait platform licensed under the Roundup Ready 2 License Agreement, including the Transition Plan, could further impact the rate of recognition of the prepaid royalty and statement of operations presentation of the accelerated prepaid royalty amortization expense.

Cost of Goods Sold
Successor periods - Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead, non-capitalizable costs associated with capital projects, royalties and other operational expenses.  No amortization of intangibles is included within costs of goods sold.

Predecessor period - Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits, and overhead.

Other Operating Charges
Predecessor period - Other operating charges includes product claim charges and recoveries, non-capitalizable costs associated with capital projects, and other operational expenses.

Research and Development
Research and development costs are expensed as incurred. Research and development expense includes costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products, and regulatory approval of new and existing products.

Selling, General and Administrative Expenses
Successor periods - Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, and business management expenses.

Predecessor period - Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, business management expenses, and integration and separation costs.

Integration and Separation Costs
Successor periods - Integration and separation costs includes costs incurred to prepare for and close the Merger, post-Merger integration expenses, and costs incurred to prepare for the Business Separations. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Litigation and Other Contingencies
Accruals for legal matters and other contingencies are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period incurred.

Severance Costs
Severance benefits are provided to employees under the company's ongoing benefit arrangements. Severance costs are accrued when management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated.

Insurance/Self-Insurance
The company self-insures certain risks where permitted by law or regulation, including workers' compensation, vehicle liability and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. For other risks, the company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable.

Income Taxes
The company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date (see Note 10 - Income Taxes, for further information relating to the enactment of the Tax Cuts and Job Act).

The company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The current portion of uncertain income tax positions is included in income taxes payable and the long-term portion is included in other noncurrent obligations in the Consolidated Balance Sheets.

Income tax related penalties are included in the provision for income taxes in the Consolidated Statements of Operations. Interest accrued related to unrecognized tax benefits is included within the (benefit from) provision for income taxes from continuing operations in the Consolidated Statements of Operations in the Successor periods. In the Predecessor period, interest accrued related to unrecognized tax benefits is included within other income (expense) - net in the Consolidated Statements of Operations.

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of the company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share reflects the effect of all potential common shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive.

Segments
As a result of the Corteva Distribution, the company changed its reportable segments to seed and crop protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  The company also updated its reporting units to align with the level at which discrete financial information is available for review by management.

Prior year segment information has been revised to conform to the current presentation, excluding the Predecessor and Successor periods of 2017. See Note 25 - Segment Information, for further information.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. The company adopted the guidance in the first quarter of 2019 and it did not have a material impact to company's financial position, results of operations or cash flows.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Accounting Guidance Issued But Not Adopted as of December 31, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Credit Losses - Measurement of Credit Losses on Financial Statements, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The amortized cost basis of financial assets should be reduced by expected credit losses to present the net carrying value in the financial statements at the amount expected to be collected. The measurement of expected credit losses is based on past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets. Additionally, credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning January 1, 2019. In 2019, the FASB subsequently issued ASU 2019-04, ASU 2019-05, and ASU 2019-11, respectively, which contained updates to ASU 2016-13. The company does not expect the impact of adoption to be material.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The company does not expect the impact of adoption to be material.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which as part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, however all amended guidance must be adopted in the same period and should be reflected as of the beginning of the annual period if initially adopted and applied during an interim period. The company is currently evaluating the impact of adopting this guidance.

NOTE 4 - COMMON CONTROL BUSINESS COMBINATIONS

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

The following tables provide supplemental results of EID and DAS, as previously reported, for the year ended December 31, 2018 and the period September 1 through December 31, 2017:

For the Year Ended December 31, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net Sales	$26,279	$(17,638)	$5,646	$14,287
(Loss) income from continuing operations before income taxes	$(4,793)	$(2,128)	$115	$(6,806)
Loss from continuing operations after income taxes	$(5,013)	$(1,753)	$(9)	$(6,775)

For the Period September 1 through December 31, 2017
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net Sales	$7,053	$(5,477)	$2,214	$3,790
(Loss) income from continuing operations before income taxes	$(1,586)	$480	$645	$(461)
Income from continuing operations after income taxes	$1,087	$485	$188	$1,760

1.
Reflects discontinued operations of EID's ECP and Specialty Products Entities and adjustments primarily related to the elimination of intercompany transactions between EID and DAS for periods subsequent to the Merger, as if they were combined affiliates, and adjustments made to align historical financial statement presentation of DAS and Corteva.

Intercompany balances and transactions with Historical EID and DAS have been eliminated.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2019, the indemnification assets are $22 million within accounts and notes receivable - net and $57 million within other assets in the Consolidated Balance Sheet. At December 31, 2019, the indemnification liabilities are $4 million within accrued and other current liabilities and $69 million within other noncurrent obligations in the Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2019, the indemnification assets are $44 million within accounts and notes receivable - net in the Consolidated Balance Sheet. At December 31, 2019, the indemnification liabilities are $115 million within accrued and other current liabilities and $85 million within other noncurrent obligations in the Consolidated Balance Sheet.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

EID ECP Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to Dow.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net sales	$362	$1,564	$539	$1,066
Cost of goods sold	259	1,082	491	634
Research and development expense	4	23	8	16
Selling, general and administrative expenses	9	43	17	101
Amortization of intangibles	23	96	31
Restructuring and asset related charges - net	2	12	16	—
Integration and separation costs	44	135	31
Other income - net	2	13	6	23
Income (loss) from discontinued operations before income taxes	23	186	(49)	338
Provision for (benefit from) income taxes on discontinued operations	4	35	(51)	108
Income from discontinued operations after income taxes	$19	$151	$2	$230

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to EID ECP:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Depreciation	$28	$133	$44	$38
Amortization of intangibles	$23	$96	$31	$—
Capital expenditures	$16	$77	$31	$49

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2018 related to EID ECP consist of the following:

(In millions)	December 31, 2018
Cash and cash equivalents	$55
Accounts and notes receivable - net	194
Inventories	465
Other current assets	12
Total current assets of discontinued operations	726
Investment in nonconsolidated affiliates	108
Property, plant and equipment - net	770
Goodwill	3,587
Other intangible assets	1,143
Deferred income taxes	13
Other assets	1
Non-current assets of discontinued operations	5,622
Total assets of discontinued operations	$6,348
Short-term borrowings and finance lease obligations	2
Accounts payable	214
Accrued and other current liabilities	36
Total current liabilities of discontinued operations	252
Long-term Debt	4
Deferred income tax liabilities	432
Pension and other post employment benefits - noncurrent	6
Other noncurrent obligations	2
Non-current liabilities of discontinued operations	444
Total liabilities of discontinued operations	$696

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

EID Specialty Products Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of the EID Specialty Products Entities to DuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net sales	$5,030	$15,711	$4,916	$9,321
Cost of goods sold	3,352	10,533	4,269	5,978
Other operating charges				309
Research and development expense	204	626	205	414
Selling, general and administrative expenses	573	1,599	505	1,184
Amortization of intangibles	267	815	268
Restructuring and asset related charges - net	115	97	93	311
Integration and separation costs	253	340	79
Goodwill impairment	1,102	—	—	—
Other income - net	57	241	60	365
(Loss) income from discontinued operations before income taxes	(779)	1,942	(443)	1,490
Provision for income taxes on discontinued operations	80	340	50	436
(Loss) income from discontinued operations after income taxes	$(859)	$1,602	$(493)	$1,054

EID Specialty Products Impairment
As a result of the Merger and related acquisition method of accounting, Historical DuPont's assets and liabilities were measured at fair value resulting in increases to the company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the company’s reporting units and assets, and therefore could result in an impairment.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

In addition, the company performed an impairment analysis related to the equity method investments held by the EID specialty products businesses, as of May 1, 2019. The company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the EID specialty products businesses. Based on updated projections, the company determined the fair value of an equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million, reflected in loss from discontinued operations after income taxes. Additionally, this impairment is reflected within restructuring and asset related charges - net in the year ended December 31, 2019, within the table above.

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Depreciation	$281	$837	$273	$396
Amortization of intangibles[1]	267	815	268	$100
Capital expenditures	481	911	271	$429

1.	Included within cost of goods sold, selling, general and administrative expenses, other operating charges, and research and development expenses in the Predecessor period.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2018 related to the EID Specialty Products Entities consist of the following:

(In millions)	December 31, 2018
Cash and cash equivalents	$2,199
Marketable securities	29
Accounts and notes receivable - net	2,441
Inventories	3,452
Other current assets	242
Total current assets of discontinued operations	8,363
Investment in nonconsolidated affiliates	1,185
Property, plant and equipment - net	8,138
Goodwill	28,250
Other intangible assets	13,037
Deferred income taxes	122
Other assets	191
Non-current assets of discontinued operations	50,923
Total assets of discontinued operations	$59,286
Short-term borrowings and finance lease obligations	15
Accounts payable	1,983
Income taxes payable	33
Accrued and other current liabilities	884
Total current liabilities of discontinued operations	2,915
Long-term Debt	29
Deferred income tax liabilities	3,624
Pension and other post employment benefits - noncurrent	1,125
Other noncurrent obligations	262
Non-current liabilities of discontinued operations	5,040
Total liabilities of discontinued operations	$7,955

Merger Remedy - Divested Ag Business
As discussed in Note 1 - Background and Basis of Presentation, on November 1, 2017, EID completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The fair value as determined by EID of the H&N Business was $1,970 million. The FMC Transactions included a cash consideration payment to EID of approximately $1,200 million, which reflected the difference in value between the Divested Ag Business and the H&N Business, as well as favorable contracts with FMC of $495 million. Due to the proximity of the Merger and the closing of the sale, the carrying value of the Divested Ag Business approximated the fair value of the consideration received, thus no resulting gain or loss was recognized on the sale.

For the year ended December 31, 2019, the company recorded income from discontinued operations after income taxes related to the Divested Ag Business of $80 million related to changes in accruals for certain prior year tax positions. For the year ended December 31, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax).

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the results of operations of the Divested Ag Business presented as discontinued operations for the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017, respectively:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017[1]	For the Period January 1 through August 31, 2017
Net sales	$199	$1,068
Cost of goods sold	194	412
Other operating charges		17
Research and development expenses	30	95
Selling, general and administrative expenses[2]	102	146
Other income - net	—	7
(Loss) income from discontinued operations before income taxes	(127)	405
(Benefit from) provision for income taxes	(50)	79
(Loss) income from discontinued operations after income taxes	$(77)	$326

1.	Includes results of operations for the period September 1 through October 31, 2017, as the Divested Ag Business was disposed of on November 1, 2017.

2.	Successor period includes $44 million of transaction costs associated with the disposal of the Divested Ag Business.

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017[1]	For the Period January 1 through August 31, 2017
Depreciation	$—	$21
Capital expenditures	$5	$8

There was no amortization related to the Divested Ag Business for the period September 1 through December 31, 2017 or the period January 1 through August 31, 2017.

Upon closing and pursuant to the terms of the FMC Transaction Agreement, EID and FMC entered into favorable supply agreements and certain ancillary agreements, including manufacturing service agreements and transition service agreements.  Under the terms of the favorable supply agreements, FMC will supply product to EID at cost for a period of up to five years and, as a result, EID recorded an intangible asset of $495 million upon closing that will be amortized over a period of five years.

Divestiture of a Portion of DAS Brazil Corn Seed Business
On July 11, 2017, as a condition of regulatory approval of the Merger between Historical Dow and Historical DuPont, Historical Dow announced it had entered into a definitive agreement with CITIC Agro Fund to sell a portion of DAS Brazil corn seed business (the “DAS Divested Ag Business”), including four corn seed production sites and four research centers, a copy of Historical Dow AgroSciences' Brazilian corn germplasm bank, certain commercial and pipeline hybrids, the MORGAN™ trademark and a license to the DOW SEMENTES™ trademark for 12 months. On November 30, 2017, the sale was completed for $1,129 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.
In 2017, the company recognized a pretax gain of $671 million on the sale, included in other income (expense) - net in the company's Consolidated Statement of Operations for the period September 1 through December 31, 2017.

Other Discontinued Operations Activity
For the year ended December 31, 2019, the company recorded income from discontinued operations after income taxes of $89 million related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, Historical DuPont and The Chemours Company ("Chemours") entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"), discussed below, a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements.

Separation Agreement
The Chemours Separation Agreement sets forth, among other things, the agreements between the company and Chemours regarding the principal transactions necessary to effect the Chemours Separation and also sets forth ancillary agreements that govern certain aspects of the company’s relationship with Chemours after the separation. Among other matters, the Chemours Separation Agreement and the ancillary agreements provide for the allocation between Historical DuPont and Chemours of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the completion of the Chemours Separation.

Pursuant to the Chemours Separation Agreement, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2019, the indemnified assets are $54 million within accounts and notes receivable - net and $302 million within other assets along with the corresponding liabilities of $54 million within accrued and other current liabilities and $302 million within other noncurrent obligations on the Consolidated Balance Sheet. See Note 18 - Commitments and Contingent Liabilities, for further discussion of the amendment to the Chemours Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

Predecessor
(In millions)	For the Period January 1 through August 31, 2017
Other operating charges	$335
Other income - net	3
Loss from discontinued operations before income taxes	(332)
Benefit from income taxes on discontinued operations	(125)
Loss from discontinued operations after income taxes	$(207)

Income from discontinued operations after income taxes in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017 includes a charge of $335 million ($214 million net of tax) in connection with the PFOA multi-district litigation settlement.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Revenue from product sales is recognized when the customer obtains control of the company's product, which occurs at a point in time according to shipping terms. Payment terms are generally less than one year from invoicing. The company elected the practical expedient and will not adjust the promised amount of consideration for the effects of a significant financing component when the company expects it will be one year or less between when a customer obtains control of the company's product and when payment is due. The company has elected to recognize shipping and handling activities when control has transferred to the customer as an expense in cost of goods sold. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. In addition, the company elected the practical expedient to expense any costs to obtain contracts as incurred, as the amortization period for these costs would have been one year or less.

The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the company's historical experience, anticipated performance, and the company's best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price utilize either the expected value method or most likely amount depending on the nature of the variable consideration. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company had remaining performance obligations related to material rights granted to customers for contract renewal options of $108 million and $102 million at December 31, 2019 and December 31, 2018, respectively. The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

Contract Balances	December 31, 2019	December 31, 2018
(In millions)
Accounts and notes receivable - trade[1]	$4,396	$3,843
Contract assets - current[2]	$20	$18
Contract assets - noncurrent[3]	$49	$46
Deferred revenue - current[4]	$2,584	$2,209
Deferred revenue - noncurrent[5]	$108	$150

1.	Included in accounts and notes receivable - net in the Consolidated Balance Sheets.

2.	Included in other current assets in the Consolidated Balance Sheets.

3.	Included in other assets in the Consolidated Balance Sheets.

4.	Included in accrued and other current liabilities in the Consolidated Balance Sheets.

5.	Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue at the beginning of the period was $2,146 million. Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was $1,967 million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: seed and crop protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Corn	$5,111	$5,180	$1,205	$3,941
Soybean	1,371	1,494	163	1,384
Other oilseeds	561	607	143	423
Other	547	561	9	117
Seed	7,590	7,842	1,520	5,865
Herbicides	3,270	3,415	1,150	377
Insecticides	1,652	1,506	567	108
Fungicides	1,081	1,142	406	544
Other	253	382	147	—
Crop Protection	6,256	6,445	2,270	1,029
Total	$13,846	$14,287	$3,790	$6,894

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
North America[1]	$4,724	$4,974	$437	$4,227
EMEA[2]	1,378	1,408	256	1,017
Asia Pacific	358	358	107	231
Latin America	1,130	1,102	720	390
Total	$7,590	$7,842	$1,520	$5,865

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

Crop Protection	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
North America	$2,205	$2,438	$787	$352
EMEA	1,362	1,357	279	270
Asia Pacific	930	935	321	149
Latin America	1,759	1,715	883	258
Total	$6,256	$6,445	$2,270	$1,029

Refer to Note 24 - Geographic Information, for the breakout of consolidated net sales by geographic region.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 7 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures in preparation for the Business Separations. From inception-to-date, the company has recorded total net pre-tax restructuring charges of $70 million, comprised of $61 million of severance and related benefit costs and $9 million of asset related charges. The actions related to this program are complete.

The DowDuPont Agriculture Division Restructuring Program (benefits) charges related to the segments, as well as corporate expenses, were as follows:

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Seed	$3	$5
Crop Protection	(4)	1
Corporate expenses	(13)	78
Total	$(14)	$84

The below is a summary of net (benefits) charges incurred related to the DowDuPont Agriculture Division Restructuring Program for the year ended December 31, 2019 and the year ended December 31, 2018:

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Severance and related benefit (credits) costs - net	$(17)	$78
Asset related charges	3	6
Total restructuring and asset related (benefits) charges - net	$(14)	$84

Account balances and activity for the DowDuPont Agriculture Division Restructuring Program are summarized below:

(In millions)	Severance and Related Benefit (Credits) Costs	Asset Related Charges	Total
Balance at December 31, 2018	$77	$—	$77
(Benefits) charges to loss from continuing operations for the year ended December 31, 2019	(17)	3	(14)
Payments	(45)	—	(45)
Asset write-offs	—	(3)	(3)
Separation adjustment[1]	(6)	—	(6)
Balance at December 31, 2019	$9	$—	$9
1. Adjustment reflects severance liabilities associated with DAS employees who were terminated by Dow prior to Separation and were recognized within the Consolidated Balance Sheet, as of December 31, 2018, but did not transfer to Corteva as part of the common control combination.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded net pre-tax restructuring charges of $845 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $319 million, contract termination costs of $193 million, and asset related charges of $333 million. Actions associated with the Synergy Program, including employee separations, are substantially complete.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The Synergy Program net charges (benefits) related to the segments, as well as corporate expenses, were as follows:

	Successor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017
Seed	$66	$237	$133
Crop Protection	27	57	(2)
Corporate expenses	(1)	190	138
Total	$92	$484	$269

The below is a summary of net charges (benefits) incurred related to the Synergy Program for the year ended December 31, 2019, the year ended December 31, 2018, and the period September 1 through December 31, 2017:

	Successor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017
Severance and related benefit (credits) costs - net	$(7)	$191	$135
Contract termination charges	69	84	40
Asset related charges	30	209	94
Total restructuring and asset related charges - net	$92	$484	$269

Account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit (Credits) Costs	Costs Associated with Exit and Disposal Activities[1]	Asset Related Charges	Total
Balance at December 31, 2018	$154	$61	$—	$215
(Benefits) charges to loss from continuing operations for the year ended December 31, 2019	(7)	69	30	92
Payments	(118)	(90)	(1)	(209)
Asset write-offs	—	—	(29)	(29)
Balance at December 31, 2019	$29	$40	$—	$69

1.	Relates primarily to contract terminations charges.

Asset Impairment
During the third and fourth quarters of 2019, the company recognized non-cash impairment charges of $54 million pre-tax ($41 million after-tax) and $90 million pre-tax ($69 million after-tax), respectively, in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain in-process research and development ("IPR&D") assets within the seed segment. Refer to Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, for further information.

During the third quarter of 2018, the company recognized an $85 million pre-tax ($66 million after-tax) non-cash impairment charge in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain IPR&D within the seed segment. Refer to Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, for further information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

In addition, based on updated projections for the company’s investments in nonconsolidated affiliates in China related to the seed segment, management determined the fair values of the investments in nonconsolidated affiliates were below the carrying values and had no expectation the fair values would recover due to the continuing unfavorable regulatory environment including lack of intellectual property protection, uncertain product registration timing and limited freedom to operate. As a result, management concluded the impairment was other than temporary and in the third quarter of 2018 recorded a non-cash impairment charge of $41 million in restructuring and asset related charges - net in the company's Consolidated Statements of Operations, none of which is tax-deductible. Refer to Note 23 - Fair Value Measurements, for further information.

NOTE 8 - RELATED PARTY TRANSACTIONS

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reports transactions with Historical Dow and its affiliates as related party transactions. At December 31, 2018 there was $110 million due to Historical Dow and its affiliates, reflected in liabilities from discontinued operations - current.

Purchases from Historical Dow and its affiliates were $42 million, $149 million, and $42 million for the year ended December 31, 2019, the year ended December 31, 2018, and the period September 1 through December 31, 2017.

Transactions with DowDuPont
In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February, May, August and November 2018, the Board declared first, second, third and fourth quarter dividends per share of DowDuPont common stock payable on March 15, 2018, June 15, 2018, September 15, 2018 and December 14, 2018, respectively. For the year ended December 31, 2018 and the period September 1 through December 31, 2017, EID declared and paid distributions in cash to DowDuPont of about $2,806 million and $829 million, respectively, primarily to fund a portion of DowDuPont’s share repurchases and dividend payments for these periods. In addition, in 2019 and 2018, DowDuPont contributed cash to Corteva to fund portions of the company's debt redemption/repayment transactions. See Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, for additional information.

In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of about $317 million for the year ended December 31, 2019 to fund a portion of DowDuPont’s dividend payments.

In addition, at December 31, 2018 EID had a payable to DowDuPont of $103 million included in accounts payable in the Consolidated Balance Sheets related to its estimated tax liability for the period beginning with the Merger through the date of the Dow Distribution, during which time the parties filed a consolidated US tax return. See Note 10 - Income Taxes, for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Royalty Income[1]				$60
Interest income	$59	$86	$50	59
Equity in losses of affiliates - net	(9)	(1)	(3)	(7)
Net gain on sales of businesses and other assets[2]	64	62	689	10
Net exchange losses[3,4]	(99)	(127)	(23)	(364)
Non-operating pension and other post employment benefit credit (cost)[5]	191	275	103	(296)
Miscellaneous income (expenses) - net[6]	9	(46)	(11)	37
Other income (expense) - net	$215	$249	$805	$(501)

1 In the Successor periods, royalty income is included in net sales.

[2]
Includes a $671 million gain on the sale of assets for the period September 1 through December 31, 2017 related to the divestiture of the DAS Divested Ag Business. Refer to Note 5 - Divestitures and Other Transactions, for additional information.

[3]	Includes a net $(51) million and $(68) million pre-tax exchange loss associated with the devaluation of the Argentine peso for the year ended December 31, 2019 and December 31, 2018, respectively.

[4]
Includes a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, which is included within significant items.

[5]
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and curtailment/settlement gain). The company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) on January 1, 2018, retrospectively, and recorded the other components of net periodic benefit cost in other income (expense) - net.

[6]
Miscellaneous income (expenses) - net, includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont, and other items. In addition, the year ended December 31, 2018 includes a $(53) million loss related to the deconsolidation of a subsidiary (refer to Note 25 - Segment Information). Refer to Note 12 - Accounts and Notes Receivable - Net, for additional information on losses on the sale of receivables.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States (U.S.), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income (expense) - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the Consolidated Statements of Operations.

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Subsidiary Monetary Position (Loss) Gain
Pre-tax exchange (loss) gain[1]	$(41)	$(221)	$(114)	$67
Local tax benefits (expenses)	2	(31)	4	216
Net after-tax impact from subsidiary exchange (loss) gain	$(39)	$(252)	$(110)	$283

Hedging Program (Loss) Gain
Pre-tax exchange (loss) gain[2]	$(58)	$94	$91	$(431)
Tax benefits (expenses)	13	(21)	(33)	155
Net after-tax impact from hedging program exchange (loss) gain	$(45)	$73	$58	$(276)

Total Exchange (Loss) Gain
Pre-tax exchange loss[1,2]	$(99)	$(127)	$(23)	$(364)
Tax benefits (expenses)	15	(52)	(29)	371
Net after-tax exchange (loss) gain	$(84)	$(179)	$(52)	$7

1.	Includes a net $(51) million and $(68) million pre-tax exchange loss associated with the devaluation of the Argentine peso for the year ended December 31, 2019 and December 31, 2018, respectively.

2.	Includes a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows.

(In millions)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$1,764	$2,270
Restricted cash	409	460
Total cash, cash equivalents and restricted cash	2,173	2,730
Cash and cash equivalents of discontinued operations[1]	—	2,254
Restricted cash of discontinued operations[2]	—	40
Total cash, cash equivalents and restricted cash	$2,173	$5,024

1.	Refer to Note 5 - Divestitures and Other Transactions, for additional information.

2.	Amount included in other current assets within assets of discontinued operations - current. Refer to Note 5 - Divestitures and Other Transactions, for additional information.

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at December 31, 2019 and December 31, 2018 is related to the Trust.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Accrued and other current liabilities
Accrued and other current liabilities were $4,434 million at December 31, 2019 and $4,005 million at December 31, 2018. Refer to Note 6 - Revenue, for discussion of deferred revenue, which is a component of accrued and other current liabilities. No other components of accrued and other current liabilities were more than 5 percent of total current liabilities.

Accounts payable
Accounts payable was $3,702 million at December 31, 2019 and $3,798 million at December 31, 2018. Accounts payable - trade, which is a component of accounts payable, was $2,577 million at December 31, 2019 and $2,602 million at December 31, 2018. No other components of accounts payable were more than 5 percent of total current liabilities.

NOTE 10 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of The Act were refined upon obtaining, preparing, or analyzing additional information during the measurement period. At December 31, 2018, the company had completed its accounting for the tax effects of The Act.

•
As a result of The Act, the company remeasured its U.S. federal deferred income tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The company recorded a cumulative benefit of $2,847 million ($2,813 million benefit in the period September 1 through December 31, 2017 and $34 million benefit in the year ended December 31, 2018) to the provision for (benefit from) income taxes on continuing operations with respect to the remeasurement of the company's deferred tax balances. Of the $34 million benefit recorded in the year ended December 31, 2018, $114 million relates to the company's discretionary pension contribution in 2018, which was deducted on a 2017 tax return. The remaining charges relate to purchase accounting adjustments made throughout 2018.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The company recorded a cumulative charge of $928 million ($746 million charge in the period September 1 through December 31, 2017 and $182 million charge in the year ended December 31, 2018) to the provision for (benefit from) income taxes on continuing operations with respect to the one-time transition tax.

•
In the year ended December 31, 2018, the company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to inventory was a $16 million charge to provision for income taxes on continuing operations.

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Geographic Allocation of (Loss) Income and Provision for (Benefit from) Income Taxes	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Loss) Income from continuing operations before income taxes
Domestic	$(1,352)	$(5,040)	$(961)	$(519)
Foreign	1,036	(1,766)	500	482
Loss from continuing operations before income taxes	$(316)	$(6,806)	$(461)	$(37)
Current tax expense (benefit)
Federal	$(11)	$(112)	$8	$(581)
State and local	1	(32)	11	(117)
Foreign	317	446	287	81
Total current tax expense (benefit)	$307	$302	$306	$(617)
Deferred tax (benefit) expense
Federal	$(392)	$(124)	$(2,373)	$188
State and local	156	(39)	3	79
Foreign	(117)	(170)	(157)	(45)
Total deferred tax (benefit) expense	$(353)	$(333)	$(2,527)	$222
Benefit from income taxes on continuing operations	(46)	(31)	(2,221)	(395)
Net (loss) income from continuing operations after taxes	$(270)	$(6,775)	$1,760	$358

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%	35.0%
Equity earning effect	0.1	0.1	1.9	(2.7)
Effective tax rates on international operations - net [1]	(18.4)	0.4	24.3	244.9
Acquisitions, divestitures and ownership restructuring activities [2,3,4]	(10.7)	(2.3)	63.0	(64.7)
U.S. research and development credit	7.0	0.1	1.4	24.4
Exchange gains/losses [5]	(1.8)	(1.3)	(8.8)	650.1
SAB 118 Impact of Enactment of U.S. Tax Reform[6]	—	(3.0)	371.2	—
Impact of Swiss Tax Reform[7]	11.9	—	—	—
Excess tax benefits (tax deficiency) from stock compensation	(0.6)	0.1	1.0	38.3
Tax settlements and expiration of statute of limitations[8]	3.9	(0.1)	—	146.4
Goodwill impairment [9]	—	(15.2)	—	—
Other - net	2.2	0.7	(7.2)	(4.1)
Effective tax rate on income from continuing operations	14.6%	0.5%	481.8%	1,067.6%

1.
Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results.

2.	See Notes 4 - Common Control Business Combination, and Note 5 - Divestitures and Other Transactions, for additional information.

3.	Includes a net tax charge of $50 million related to repatriation activities to facilitate the Business Separations for the year ended December 31, 2018.

4.
Includes a net tax charge of $25 million and a net tax benefit of $261 million for the year ended December 31, 2018 and the period September 1 through December 31, 2017, respectively, related to an internal legal entity restructuring associated with the Business Separations.

5.
Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 9 - Supplementary Information, and Note 22 - Financial Instruments, under the heading Foreign Currency Risk.

6.
Reflects a net tax benefit of $2,067 million and a net tax charge of $164 million associated with the company's completion of the accounting for the tax effects of The Act for the period September 1 through December 31, 2017 and the year ended December 31, 2018, respectively.

7.	Reflects tax benefits of $38 million associated with the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform").

8.
The period January 1 through August 31, 2017 includes a tax benefit of $46 million related to changes in accruals for certain prior year tax positions and the tax effect of the associated accrued interest reversals.

9.
Reflects the impact of the non-tax-deductible, non-cash impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil for the year ended December 31, 2018.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Deferred Tax Balances at December 31	2019		2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$369	$—	$344
Tax loss and credit carryforwards[1]	761	—	842	—
Accrued employee benefits	1,717	—	1,392	—
Other accruals and reserves	135	—	263	—
Intangibles	—	2,738	—	2,648
Inventory	25	—	—	40
Long-term debt	—	—	24	—
Investments	53	—	7	—
Unrealized exchange gains/losses	—	39	—	140
Other – net	279	—	137	—
Subtotal	$2,970	$3,146	$2,665	$3,172
Valuation allowances[2]	(457)	—	(669)	—
Total	$2,513	$3,146	$1,996	$3,172
Net Deferred Tax Liability	$(633)		$(1,176)

1.	Primarily related to the realization of recorded tax benefits on tax loss and credit carryforwards from operations in the United States, Brazil, and Spain.

2.
During the year ended December 31, 2019, the company released a valuation allowance against the net deferred tax asset position of a legal entity in Switzerland in connection with an internal merger, resulting in a tax benefit of $34 million. During the year ended December 31, 2018, the company established a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil due to revised financial projections, resulting in tax expense of $75 million. See Note 15 - Goodwill and Other Intangible Assets, for additional information.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2019	2018
Operating loss carryforwards
Expire within 5 years	$131	$78
Expire after 5 years or indefinite expiration	400	559
Total operating loss carryforwards	$531	$637
Tax credit carryforwards
Expire within 5 years	$30	$27
Expire after 5 years or indefinite expiration	200	178
Total tax credit carryforwards	$230	$205
Total Operating Loss and Tax Credit Carryforwards	$761	$842

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Total Gross Unrecognized Tax Benefits	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Total unrecognized tax benefits as of beginning of period	$749	$741	$709	$596
Decreases related to positions taken on items from prior years	(167)	(44)	(2)	(19)
Increases related to positions taken on items from prior years	77	74	9	3
Increases related to positions taken in the current year	54	9	28	49
Settlement of uncertain tax positions with tax authorities	(9)	(13)	1	(6)
Impact of Internal Reorganizations	(278)	—	—	—
Decreases due to expiration of statutes of limitations	—	(5)	(5)	(86)
Exchange (gain) loss	—	(13)	1	1
Total unrecognized tax benefits as of end of period	$426	$749	$741	$538
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$188	$45	$51	$131
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$(4)	$11	$1	$(27)
Total accrual for interest and penalties associated with unrecognized tax benefits at end of period	$24	$45	$47	$40

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31,	Earliest Open Year
Jurisdiction
Argentina	2013
Brazil	2014
Canada	2013
China	2008
France	2016
India	1996
Italy	2015
Switzerland	2015
United States:
Federal income tax	2012
State and local income tax	2001

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $4,614 million at December 31, 2019. In addition to the U.S. federal tax imposed by The Act on all accumulated unrepatriated earnings through December 31, 2017, The Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings as of December 31, 2019 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. The company is still asserting indefinite reinvestment related to certain investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

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

The following tables provide earnings per share calculations for the periods indicated below:

Net (Loss) Income for Earnings Per Share Calculations - Basic and Diluted	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Loss) income from continuing operations after income taxes	$(270)	$(6,775)	$1,760	$358
Net income attributable to continuing operations noncontrolling interests	13	29	10	8
(Loss) income from continuing operations attributable to Corteva common stockholders	(283)	(6,804)	1,750	350
(Loss) income from discontinued operations, net of tax	(671)	1,748	(568)	1,403
Net income attributable to discontinued operations noncontrolling interests	5	9	—	19
(Loss) income from discontinued operations attributable to Corteva common stockholders	(676)	1,739	(568)	1,384
Net (loss) income attributable to common stockholders	$(959)	$(5,065)	$1,182	$1,734

(Loss) Earnings Per Share Calculations - Basic	Successor			Predecessor
(Dollars per share)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Loss) earnings per share of common stock from continuing operations	$(0.38)	$(9.08)	$2.34	$0.40
(Loss) earnings per share of common stock from discontinued operations	(0.90)	2.32	(0.76)	1.60
(Loss) earnings per share of common stock	$(1.28)	$(6.76)	$1.58	$2.00

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(Loss) Earnings Per Share Calculations - Diluted	Successor			Predecessor
(Dollars per share)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Loss) earnings per share of common stock from continuing operations	$(0.38)	$(9.08)	$2.34	$0.40
(Loss) earnings per share of common stock from discontinued operations	(0.90)	2.32	(0.76)	1.59
(Loss) earnings per share of common stock	$(1.28)	$(6.76)	$1.58	$1.99

Share Count Information	Successor			Predecessor
(Shares in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Weighted-average common shares - basic[1]	749.5	749.4	749.4	867.9
Plus dilutive effect of equity compensation plans[2]	—	—	—	4.5
Weighted-average common shares - diluted	749.5	749.4	749.4	872.4
Potential shares of common stock excluded from EPS calculations[3]	14.4	—	—	—

1.
Share amounts for all periods prior to the Corteva Distribution were based on 748.8 million shares of Corteva, Inc. common stock distributed to holders of DowDuPont's common stock on June 1, 2019, plus 0.6 million of additional shares in which accelerated vesting conditions have been met.

2.
Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

3.	These outstanding potential shares of common stock were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE 12 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2019	December 31, 2018
Accounts receivable – trade[1]	$4,225	$3,649
Notes receivable – trade[2]	171	194
Other[3]	1,132	1,417
Total accounts and notes receivable - net	$5,528	$5,260

1.
Accounts receivable – trade is net of allowances of $174 million at December 31, 2019 and $127 million at December 31, 2018. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2019 and 2018, there were no significant past due notes receivable which required a reserve, nor were there any significant impairments related to current loan agreements.

3.
Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than ten percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $119 million and $101 million as of December 31, 2019 and 2018, respectively.

Accounts and notes receivable are carried at amounts that approximate fair value.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Trade receivables sold under these agreements were $328 million, $133 million, $67 million, and $6 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2019 and December 31, 2018 were $171 million and $37 million, respectively. The net proceeds received were included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the Consolidated Statements of Operations. The loss on sale of receivables were $44 million, $25 million, and $19 million, for the year ended December 31, 2019, the year ended December 31, 2018, and the period September 1 through December 31, 2017, respectively. The guarantee obligations recorded as of December 31, 2019 and December 31, 2018 in the Consolidated Balance Sheets were not material. See Note 18 - Commitments and Contingent Liabilities, for additional information on the company’s guarantees.

NOTE 13 - INVENTORIES

(In millions)	December 31, 2019	December 31, 2018
Finished products	$2,684	$3,022
Semi-finished products	1,850	1,821
Raw materials and supplies	498	467
Total inventories	$5,032	$5,310

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. Of this amount, $272 million, $1,554 million, and $425 million was recognized in cost of goods sold within (loss) income from continuing operations for the year ended December 31, 2019, the year ended December 31, 2018, and the period September 1 through December 31, 2017, respectively.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2019	December 31, 2018
Land and land improvements	$459	$468
Buildings	1,508	1,430
Machinery and equipment	5,323	4,863
Construction in progress	582	579
Total property, plant and equipment	7,872	7,340
Accumulated depreciation	(3,326)	(2,796)
Total property, plant and equipment - net	$4,546	$4,544

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 1 year to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 year to 8 years.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Depreciation expense	$525	$518	$173	$154

NOTE 15 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2019 and December 31, 2018 respectively.

(In millions)	Agriculture	Crop Protection	Seed	Total
Balance as of December 31, 2017	$14,873	$—	$—	$14,873
Currency translation adjustment	(271)	—	—	(271)
Measurement period adjustments - Merger[1]	94	—	—	94
Goodwill impairment	(4,503)	—	—	(4,503)
Balance as of December 31, 2018	$10,193	$—	$—	$10,193
Currency translation adjustment	(28)	—	—	(28)
Other goodwill adjustments and acquisitions[2]	14	—	—	14
Realignment of segments	(10,179)	4,726	5,453	—
Balance as of June 1, 2019	—	4,726	5,453	10,179
Currency translation adjustment	—	28	32	60
Other goodwill adjustments and acquisitions[3]	—	(11)	1	(10)
Balance as of December 31, 2019	$—	$4,743	$5,486	$10,229

1.	See Note 1 - Background and Basis of Presentation, for further discussion of the Merger.

2.	Primarily consists of the acquisition of a distributor in Greece.

3.	Primarily consists of the goodwill included in the sale of a business in crop protection.

The company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. As mentioned in Note 2 - Summary of Significant Accounting Policies, as a result of the Internal Reorganizations and Business Realignments, the company changed its reportable segments to seed and crop protection to reflect the manner in which the company's chief operating decision maker assesses performance and allocates resources.  The change in reportable segments resulted in changes to the company's reporting units for goodwill impairment testing to align with the level at which discrete financial information is available for review by management. The company’s reporting units include seed, crop protection and digital.

In connection with the change in reportable segments and reporting units in the second quarter of 2019, goodwill was reassigned from the former agriculture reporting unit to the seed, crop protection and digital reporting units using a relative fair value allocation approach. As a result, the company performed a goodwill impairment assessment for the former agriculture reporting unit immediately prior to the realignment and the newly created reporting units immediately after the realignment. The impairment assessment was performed using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs or a market approach. The company’s significant assumptions in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analysis performed both immediately prior to and immediately subsequent to the realignment, the company concluded the fair value of the former agriculture reporting unit and the newly created reporting units exceeded their carrying value, and no goodwill impairment charge was necessary.

In the fourth quarter of 2019, the company performed quantitative testing on all of its reporting units and determined that no goodwill impairments exist.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

During the third quarter of 2018, and in connection with strategic business reviews, the company assembled updated financial projections. The revised financial projections of the agriculture reporting unit assessed and quantified the impacts of developing market conditions, events and circumstances that have evolved throughout 2018, resulting in a reduction in the forecasts of sales and profitability as compared to prior forecasts. The reduction in financial projections was principally driven by lower growth in sales and margins in North America and Latin America and unfavorable currency impacts related to the Brazilian Real.  The lower growth expectation was driven by reduced planted area, an expected unfavorable shift to soybeans from corn in Latin America, and delays in expected product registrations. In addition, decreases in commodity prices and higher than anticipated industry grain inventories were expected to impact farmers’ income and buying choices resulting in shifts to lower technologies and pricing pressure. The company considered the combination of these factors and the resulting reduction in its forecasted projections for the agriculture reporting unit and determined it was more likely than not that the fair value of the agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the agriculture reporting unit as of September 30, 2018.

The company performed an interim impairment analysis for the agriculture reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The company’s significant estimates in this analysis included, but were not limited to, future cash flow projections, Merger-related cost and growth synergies, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believed the current assumptions and estimates utilized were both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections discussed above. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. If the company’s ongoing estimates of future cash flows are not met, the company may have to record additional impairment charges in future periods. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Based on the analysis performed, the company determined that the carrying amount of the agriculture reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $4,503 million, reflected in goodwill impairment charge in the company’s Consolidated Statement of Operations for the year ended December 31, 2018. None of the charge was tax-deductible.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm[1]	$6,265	$(63)	$6,202
Customer-related	1,977	(268)	1,709	1,985	(154)	1,831
Developed technology[2]	1,463	(370)	1,093	974	(163)	811
Trademarks/trade names	166	(86)	80	180	(92)	88
Favorable supply contracts	475	(207)	268	475	(111)	364
Other[3]	404	(213)	191	538	(300)	238
Total other intangible assets with finite lives	10,750	(1,207)	9,543	4,152	(820)	3,332

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D2	10	—	10	576	—	576
Germplasm[1]				6,265	—	6,265
Trademarks / trade names	1,871	—	1,871	1,871	—	1,871
Other	—	—	—	11	—	11
Total other intangible assets	1,881	—	1,881	8,723	—	8,723
Total	$12,631	$(1,207)	$11,424	$12,875	$(820)	$12,055

1.
Beginning on October 1, 2019, the company changed its indefinite life assertion of the germplasm assets to definite lived with a useful life of 25 years.  This change is the result of a more focused development effort of new seed products coupled with an intent to out license select germplasm on a non-exclusive basis. Prior to changing the useful life of the germplasm assets, the company tested the assets for impairment under ASC 350 - Intangibles, Goodwill and Other, concluding the assets were not impaired.

2.
During the first quarter of 2019, the company announced the launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. As a result, the company reclassified the amounts from indefinite-lived IPR&D to developed technology.

3.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

During the third quarter of 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and IPR&D within the seed segment that primarily relate to heritage DAS intangibles previously acquired from Cooperativa Central de Pesquisa Agrícola's ("Coodetec") was less than the carrying value due to the company’s focus on advancing more competitive products and eliminating redundancy and complexity across the breeding programs. For IPR&D and developed technology, the company concluded these projects were abandoned.  For other intangible assets, the company performed an impairment assessment using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The significant assumptions used in the calculation included projected revenue, royalty rates and discount rates. These significant assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.  As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $54 million ($41 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the year ended December 31, 2019.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

There were no indicators of impairment for the company’s other intangible assets that would suggest that the fair value is less than its carrying value at December 31, 2019, except for IPR&D. As a result of the company’s decision to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands over the next five years with minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remainder of the Roundup Ready 2 License Agreement, the company determined that certain IPR&D projects associated with Roundup Ready 2 Xtend® were not recoverable and were impaired. These IPR&D projects were either abandoned or tested for impairment using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the relief from royalty method calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset charge of $90 million ($69 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the year ended December 31, 2019.

During 2018, in reviewing the indefinite-lived intangible assets, the company also determined that the fair value of certain IPR&D assets had declined as a result of delays in timing of commercialization and increases to expected research and development costs. The company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $85 million ($66 million after tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statement of Operations for the year ended December 31, 2018.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $475 million, $391 million, $97 million, and $40 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. Amortization expense for the year ended December 31, 2019 related to the germplasm assets was $63 million (see discussion above for change in the indefinite life assertion).

The estimated annual future amortization expense related to the germplasm assets is approximately $250 million per year.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2020	$657
2021	$649
2022	$628
2023	$548
2024	$532

NOTE 16 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of 1 year to 52 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2019, the company has future maximum payments for residual value guarantees in operating leases of $278 million with final expirations through 2028. The company's lease agreements do not contain any material restrictive covenants. The components of lease cost were as follows:

(In millions)	For the Year Ended December 31, 2019
Operating lease cost	$166
Finance lease cost
Amortization of right-of-use assets	10
Interest on lease liabilities	1
Total finance lease cost	11
Short-term lease cost	17
Variable lease cost	7
Total lease cost	$201

New leases entered into during the year ended December 31, 2019 were not material.

Supplemental cash flow information related to leases was as follows:

(In millions)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$174
Operating cash outflows from finance leases	$1
Financing cash outflows from finance leases	$9

Supplemental balance sheet information related to leases was as follows:

(In millions)	December 31, 2019
Operating Leases
Operating lease right-of-use assets[1]	$555
Current operating lease liabilities[2]	140
Noncurrent operating lease liabilities[3]	426
Total operating lease liabilities	$566

Finance Leases
Property, plant, and equipment, gross	$15
Accumulated depreciation	(8)
Property, plant, and equipment, net	7
Short-term borrowings and finance lease obligations	4
Long-Term Debt	5
Total finance lease liabilities	$9

1.	Included in other assets in the Consolidated Balance Sheet.

2.	Included in accrued and other current liabilities in the Consolidated Balance Sheet.

3.	Included in other noncurrent obligations in the Consolidated Balance Sheet.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	10.80
Financing leases	5.10
Weighted average discount rate
Operating leases	3.96%
Financing leases	3.26%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2019	Operating Leases	Financing Leases
(In millions)
2020	$154	$4
2021	120	2
2022	93	1
2023	67	1
2024	47	1
2025 and thereafter	167	1
Total lease payments	648	10
Less: Interest	82	1
Present value of lease liabilities	$566	$9

Net rental expense for operating leases accounted for under ASC 840, "Leases," was $225 million, $86 million, and $100 million for the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Future Minimum Lease Commitments at December 31, 2018 (In millions)	December 31, 2018[1]
2019	$169
2020	99
2021	72
2022	56
2023	38
2024 and thereafter	78
Total	$512

1.	Includes adjustments for discontinued operations and common control business combination.

NOTE 17 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize the company's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	December 31, 2019	December 31, 2018
Commercial paper	$—	$1,847
Other loans - various currencies	2	19
Long-term debt payable within one year	1	263
Finance lease obligations payable within one year	4	25
Total short-term borrowings and finance lease obligations	$7	$2,154

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The estimated fair value of the company's short-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies, and Note 23 - Fair Value Measurements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and finance lease obligations was approximately carrying value.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2019 and 2018 was 6.7% and 3.0%, respectively. The increase in the weighted-average interest rate for 2019 was primarily due to absence of commercial paper balances outstanding at the end of 2019.

Long-Term Debt
	December 31, 2019		December 31, 2018
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures[1]:
Final maturity 2019	—	—%	263	2.23%
Final maturity 2020	—	—%	2,496	2.14%
Final maturity 2021	—	—%	475	2.08%
Final maturity 2023	—	—%	386	2.48%
Final maturity 2024 and thereafter	—	—%	249	3.69%
Other facilities:
Term loan due 2020[2]	—	—%	2,000	3.46%
Other loans:
Foreign currency loans, various rates and maturities	2		3
Medium-term notes, varying maturities through 2041	109	1.61%	110	2.37%
Finance lease obligations	5		67
Less: Unamortized debt discount and issuance costs	—		2
Less: Long-term debt due within one year	1		263
Total	$115		$5,784

1.	See discussion of debt extinguishment that follows.

2.	The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020 and the facility was repaid and terminated in May 2019.

There are no material principal payments of long-term debt over the next five years.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies, and Note 23 - Fair Value Measurements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $114 million and $5,775 million at December 31, 2019 and 2018, respectively.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2019
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2019	$3,000	$3,000	May 2024	Floating Rate
Revolving Credit Facility	May 2019	3,000	3,000	May 2022	Floating Rate
Total Committed and Available Credit Facilities		$6,000	$6,000

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Revolving Credit Facilities
In November 2018, EID entered into a $3.0 billion, 5 year revolving credit facility and a $3.0 billion, 3 year revolving credit facility (the “2018 Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3 billion Revolving Credit Facility dated May 2014 (discussed below). Corteva, Inc. became a party at the time of the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 2018 Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

Debt Redemptions/Repayments
In July 2018, the company fully repaid $1,250 million of 6 percent coupon bonds at maturity.

On November 13, 2018, EID launched a tender offer (the “Tender Offer”) to purchase $6.2 billion aggregate principal amount of its outstanding debt securities (the “Tender Notes”). The Tender Offer expired on December 11, 2018 (the “Expiration Date”). At the Expiration Date, $4,409 million aggregate principal amount of the Tender Notes had been validly tendered and was accepted for payment. In exchange for such validly tendered Tender Notes, EID paid a total of $4,849 million, which included breakage fees and all applicable accrued and unpaid interest on such Tender Notes. DowDuPont contributed cash (generated from its notes offering) to EID to fund the settlement of the Tender Offer and payment of associated fees. EID recorded a loss from early extinguishment of debt of $81 million, primarily related to the difference between the redemption price and the par value of the notes, mostly offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

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

In March 2016, EID entered into a credit agreement that provides for a 3-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID could make up to seven term loan borrowings and amounts repaid or prepaid were not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption, or “SMR Notes”) setting forth the date of redemption of the SMR Notes. On May 17, 2019 and EID redeemed and paid a total of $2 billion, which included accrued and unpaid interest on the SMR Notes. EID funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest, and all rights of the holders of the SMR Notes have terminated.

EID recorded a loss on the early extinguishment of debt of $13 million related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $403 million at December 31, 2019. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $82 million at December 31, 2019. These letters of credit support commitments made in the ordinary course of business.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of December 31, 2019, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages F-35 and F-28 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2019 and December 31, 2018, the company had directly guaranteed $97 million and $299 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the total maximum future payments at December 31, 2019, $96 million had terms less than a year. The maximum future payments also include $16 million and $3 million of guarantees related to the various factoring agreements that the company enters into with its customer to sell its trade receivables at December 31, 2019 and December 31, 2018, respectively. See Note 12 - Accounts and Notes Receivable - Net, for additional information.

The maximum future payments include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total accounts receivable balance outstanding on these agreements was $27 million and $14 million at December 31, 2019 and December 31, 2018, respectively.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Chemours/Performance Chemicals
Refer to Note 5 - Divestitures and Other Transactions, for additional discussion of the Chemours Separation Agreement.

Concurrent with the MDL Settlement (as discussed below), EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for five years, which began on July 6, 2017. During the five years, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five years, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement. There have been no charges incurred by the company under this amendment through December 31, 2019.

On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the ground that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. On October 18, 2019, Chemours filed its brief objecting to the motion to dismiss on the grounds that the arbitration provisions of the Chemours Separation Agreement were unconscionable, and therefore are unenforceable. The Chancery Court heard oral arguments on this motion on December 18, 2019. The company believes the probability of liability with respect to Chemours' suit to be remote, and the defendants continue to vigorously defend the company's rights, including full indemnity rights as set forth in the Chemours Separation Agreement. For additional information regarding environmental indemnification, see discussion on page F-64.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and (ii) Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of the common control combination with DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 1 - Background and Basis of Presentation, and Note 5 - Divestitures and Other Transactions, for additional information relating to the Separation.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses

While it is reasonably possible that the company could incur liabilities related to the litigation related to legacy EID businesses, unrelated to Corteva's current business, as described below, any such liabilities are not expected to be material.

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment. While it is reasonably possible that the company could incur liabilities related to PFOA, any such liabilities are not expected to be material. As discussed, EID is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $20 million and an indemnification asset of $20 million at December 31, 2019, primarily related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2019, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At December 31, 2019, approximately 55 lawsuits were pending alleging personal injury, mostly kidney or testicular cancer, from exposure to PFOA through air or water, with nearly all part of the MDL or were not filed on behalf of Leach class members. The first two trials began in January 2020 and six additional cases are scheduled for trial in June 2020.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Other PFOA Matters
EID is a party to other PFOA lawsuits that do not involve claims for personal injury. Chemours, pursuant to the Chemours Separation Agreement, is generally defending and indemnifying, with reservation, EID but Chemours has refused the tender of Corteva, Inc.'s defense in the limited actions in which Corteva, Inc. has been named. Chemours has refused to indemnify Corteva, Inc. and EID against any fraudulent conveyance claims associated with these matters. Corteva believes that Chemours is obligated to indemnify Corteva, Inc. under the Chemours Separation Agreement.

New York. EID is a defendant in about 50 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and 3M supplied some of the materials used at these facilities. EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EID was served with complaints filed by six water districts in Nassau County, New York alleging that the drinking water they provide to customers is contaminated with PFAS and seeking reimbursement for clean-up costs.

New Jersey. At December 31, 2019, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action has since been voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EID, Chemours, 3M and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID, 3M, Chemours, and Dyneon alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies.

Alabama / Others. EID is one of more than thirty defendants in a lawsuit by the Alabama water utility alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Michigan, New Hampshire, South Dakota, and Vermont recently filed lawsuits against EID, Chemours, 3M and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources.

Ohio. EID is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies.

Aqueous Firefighting Foams. Approximately 315 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. In addition to these cases, approximately 180 personal injury cases were filed on behalf of firefighters who allege personal injuries (primarily, thyroid disease and kidney, testicular and other cancers) as a result of aqueous firefighting foams. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. While Chemours is defending EID, it has declined defense and indemnity to Corteva.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served EID with a grand jury subpoena for testimony and documents related to these discharges. EID was served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours, EID, or both. EID continues to cooperate with the U.S. Attorney’s Office. If criminal penalties are assessed against EID, it may not be permitted to seek indemnification from Chemours for these penalties

At December 31, 2019, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. The other action is on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site. The plaintiffs’ claims for medical monitoring, punitive damages, public nuisance, trespass, unjust enrichment, failure to warn, and negligent manufacture have all been dismissed.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At December 31, 2019, Chemours, with reservations, is defending and indemnifying EID in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2019, the company had accrued obligations of $336 million for probable environmental remediation and restoration costs, including $51 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $620 million above the amount accrued at December 31, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2018, the company had accrued obligations of $398 million for probable environmental remediation and restoration costs, including $54 million for the remediation of Superfund sites.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page F-60.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The above noted $336 million accrued obligations includes the following:

	As of December 31, 2019
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$167	$167	$285
Other discontinued or divested businesses obligations[1]	—	91	221

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	35	35	60

Environmental remediation liabilities not subject to indemnity	—	43	54
Total	$202	$336	$620

1.	Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page F-61, under Corteva Separation Agreement.

2.	The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.

3.
Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates.

NOTE 19 - STOCKHOLDERS' EQUITY

Common Stock
As discussed in Note 1 - Background and Basis of Presentation, on June 1, 2019, Corteva, Inc.'s common stock was distributed to DowDuPont stockholders by way of a pro rata distribution. Each DowDuPont stockholder received one share of Corteva, Inc. common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. The number of Corteva, Inc. common shares issued on June 1, 2019 was 748,815,000 (par value of $0.01 per share). Information related to the Corteva Distribution and its effect on the company's financial statements are discussed throughout these Notes to the Consolidated Financial Statements.

Set forth below is a reconciliation of common stock share activity:

Shares of common stock	Issued
Balance June 1, 2019	748,815,000
Issued	586,000
Repurchased and retired	(824,000)
Balance December 31, 2019	748,577,000

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the year ended December 31, 2019, the company purchased and retired 824,000 shares in the open market for a total cost of $25 million.

Noncontrolling Interest
Corteva, Inc. owns 100% of the outstanding common shares of EID. However, EID has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest for Corteva. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Below is a summary of the EID Preferred Stock at December 31, 2019 and December 31, 2018 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2017
Balance January 1, 2017 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	1,042	3	(78)	—	1	968
Amounts reclassified from accumulated other comprehensive income	—	(13)	325	10	(1)	321
Net other comprehensive income (loss)	1,042	(10)	247	10	—	1,289
Balance August 31, 2017 (Predecessor)	$(1,801)	$(3)	$(6,473)	$(347)	$2	$(8,622)

Balance September 1, 2017 (Successor)[2]	$(727)	$—	$(30)	$—	$—	$(757)
Other comprehensive (loss) income before reclassifications	(490)	(2)	129	(53)	—	(416)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4)	—	—	(4)
Net other comprehensive (loss) income	(490)	(2)	125	(53)	—	(420)
Balance December 31, 2017 (Successor)	$(1,217)	$(2)	$95	$(53)	$—	$(1,177)
2018
Other comprehensive (loss) income before reclassifications	(1,576)	(19)	(724)	132	—	(2,187)
Amounts reclassified from accumulated other comprehensive income	—	(5)	9	—	—	4
Net other comprehensive (loss) income	(1,576)	(24)	(715)	132	—	(2,183)
Balance December 31, 2018 (Successor)	$(2,793)	$(26)	$(620)	$79	$—	$(3,360)
2019
Other comprehensive (loss) income before reclassifications	(274)	16	(723)	(159)	—	(1,140)
Amounts reclassified from accumulated other comprehensive loss	—	12	5	(1)	—	16
Net other comprehensive (loss) income	(274)	28	(718)	(160)	—	(1,124)
Impact of Internal Reorganizations	1,123	—	91	—	—	1,214
Balance December 31, 2019 (Successor)	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)

1.
The cumulative translation adjustment losses for the year ended December 31, 2019, the year ended December 31, 2018 and the period September 1 through December 31, 2017 are primarily driven by the strengthening of the U.S. Dollar ("USD") against the Brazilian Real ("BRL") and the European Euro ("EUR"). The cumulative translation adjustment gain for the period January 1 through August 31, 2017 is primarily driven by the weakening of the USD against the EUR.

2.
In connection with the Merger, previously unrecognized prior service benefits and net losses related to EID's pension and other post employment benefit ("OPEB") plans were eliminated as a result of reflecting the balance sheet at fair value as of the date of the Merger. See Note 20 - Pension Plans and Other Post Employment Benefits, for further information regarding the pension and OPEB plans. Amounts reflected relate to DAS balances as of September 1, 2017.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Derivative instruments	$(8)	$6	$1	$6
Pension benefit plans - net	231	199	(36)	(145)
Other benefit plans - net	52	(40)	15	(5)
Benefit from (provision for) income taxes related to other comprehensive income (loss) items	$275	$165	$(20)	$(144)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Successor			Predecessor	Income Classification
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Derivative Instruments:	$13	$(6)	$—	$(21)	(1)
Tax (benefit) expense	(1)	1	—	8	(2)
After-tax	$12	$(5)	$—	$(13)
Amortization of pension benefit plans:
Prior service benefit	(1)	—	—	(3)	(3),(4)
Actuarial losses (gains)	$2	$6	$(5)	$506	(3),(4),(5)
Curtailment loss	—	7	—	—	(3),(4),(5)
Settlement loss (gain)	4	(2)	—	—	(3),(4),(5)
Total before tax	5	11	(5)	503
Tax (benefit) expense	—	(2)	1	(178)	(2)
After-tax	$5	$9	$(4)	$325
Amortization of other benefit plans:
Prior service benefit	$—	$—	$—	$(46)	(3),(4)
Actuarial (gains) losses	(1)	—	—	61	(3),(4)
Total before tax	(1)	—	—	15
Tax benefit	—	—	—	(5)	(2)
After-tax	$(1)	$—	$—	$10
Net realized losses on investments, before tax:	—	—	—	(1)	(4)
Tax expense	—	—	—	—	(2)
After-tax	$—	$—	$—	$(1)
Total reclassifications for the period, after-tax	$16	$4	$(4)	$321

1.	Cost of goods sold.

2.	Benefit from income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 20 - Pension Plans and Other Post Employment Benefits, for additional information.

4.	Other income (expense) - net.

5.	(Loss) income from discontinued operations after income taxes.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 20 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

As a result of the Merger, the company re-measured its pension and OPEB plans. The remeasurement of the company’s pension and OPEB plans is included in the fair value measurement of EID’s assets and liabilities as a result of the application of purchase accounting in connection with the Merger. In addition, net losses and prior service benefits recognized in accumulated other comprehensive loss were eliminated. Historical Dow and EID did not merge their pension plans and OPEB plans as a result of the Merger.

In connection with the Corteva Distribution and Internal Reorganization, the company retained the benefit obligations relating to EID's principal U.S. pension plan, several other U.S. and non-U.S. pension plans and OPEB. Corteva entered into an employee matters agreement with DuPont which provides that employees of DuPont no longer participate in the benefits sponsored or maintained by the company as of the date of the Corteva Distribution and transferred certain of EID's pension and OPEB obligations and associated assets to DuPont. As a result of the transfer at Separation, about $5.8 billion unfunded obligations of the pension and OPEB plans remained with Corteva, of which $319 million was supported by funding under the Trust agreement.

Defined Benefit Pension Plans
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees and employees in a number of other countries. The principal U.S. pension plan is the largest pension plan held by Corteva. Most employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans. The benefits under these plans are based primarily on years of service and employees' pay near retirement. In November 2016, EID announced that it will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018. Therefore, as of November 30, 2018, employees participating in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation received.

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. The company made a discretionary contribution of $1,100 million in the third quarter of 2018 to its principal U.S. pension plan. During the period January 1 through August 31, 2017, the company made total contributions of $2,900 million to its principal U.S. pension plan funded through a debt offering; short-term borrowings, including commercial paper issuance, and cash flows from operations.

The company made total contributions of $121 million, $214 million, $69 million and $124 million to its pension plans other than the principal U.S. pension plan for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

Corteva expects to contribute approximately $60 million to its pension plans other than the principal U.S. pension plan in 2020. The company is evaluating potential discretionary contributions in 2020 to the principal U.S. pension plan, that could reduce a portion of the underfunded benefit obligation. Any discretionary contributions depend on various factors including market conditions and tax deductible limits.

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2019	December 31, 2018
Discount rate	3.20%	3.94%
Rate of increase in future compensation levels	2.60%	2.90%

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Discount rate	4.19%	3.38%	3.42%	3.80%
Rate of increase in future compensation levels	2.84%	4.04%	3.80%	3.80%
Expected long-term rate of return on plan assets	6.24%	6.19%	6.24%	7.66%

The weighted-average assumptions used to determine net periodic benefit costs for U.S. plans are summarized in the table below:

Weighted- Average Assumptions used to Determine Net Periodic Benefit Cost	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Discount rate	4.32%	3.65%	3.73%	4.16%
Rate of increase in future compensation levels	—%	4.25%	3.95%	3.95%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%	8.00%

In the tables above, the rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company. After November 30, 2018 the rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation as of that date.

Other Post Employment Benefits
The company provides medical, dental and life insurance benefits to certain pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Substantially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target for sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to Corteva's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, Corteva provides a company-funded Health Reimbursement Arrangement ("HRA"). In November 2016, the company announced that eligible employees who will be under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of employee's age or pay. The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post-retirement medical, dental and life insurance plans.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-70.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $202 million, $216 million, $59 million, and $166 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles. In 2020, the company expects to contribute approximately $240 million for its OPEB plans.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2019	December 31, 2018
Discount rate	3.07%	4.23%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Discount rate	3.93%	3.56%	3.62%	4.03%

Assumed Health Care Cost Trend Rates	December 31, 2019	December 31, 2018
Health care cost trend rate assumed for next year	7.20%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate health care trend rate)	5.00%	5.00%
Year that the rate reached the ultimate health care cost trend rate	2028	2028

Assumptions
Within the U.S., the company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for the plan. The company's historical experience with the pension fund asset performance is also considered. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

In the U.S., Corteva calculates service costs and interest costs by applying individual spot rates from a yield curve (based on high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations.

The discount rates utilized to measure the pension and other post employment obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows are individually discounted at the spot rates under the Aon AA_Above Median yield curve (based on high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

The company adopts the most recently published mortality tables and mortality improvement scale released by the Society of Actuaries in measuring its U.S. pension and other post employment benefit obligations. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Summarized information on the company's pension and other post employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Change in benefit obligations:
Benefit obligation at beginning of the period	$23,532	$25,683	$2,514	$2,810
Service cost	41	136	4	9
Interest cost	769	755	84	85
Plan participants' contributions	2	10	37	38
Actuarial (gain) loss	2,469	(1,078)	211	(172)
Benefits paid	(1,635)	(1,763)	(239)	(254)
Plan amendments	(76)	17	—	—
Net effects of acquisitions / divestitures / other	(1)	(12)	—	—
Effect of foreign exchange rates	(60)	(216)	—	(2)
Impact of internal reorganizations	(4,037)	—	(20)	—
Benefit obligations at end of the period	$21,004	$23,532	$2,591	$2,514

Change in plan assets:
Fair value of plan assets at beginning of the period	$18,951	$20,329	$—	$—
Actual return on plan assets	2,552	(781)	—	—
Employer contributions	121	1,314	202	216
Plan participants' contributions	2	10	37	38
Benefits paid	(1,635)	(1,763)	(239)	(254)
Net effects of acquisitions / divestitures / other	(6)	(7)	—	—
Effect of foreign exchange rates	(38)	(151)	—	—
Impact of internal reorganizations	(3,006)	—	—	—
Fair value of plan assets at end of the period	$16,941	$18,951	$—	$—
Funded status
U.S. plan with plan assets	$(3,535)	$(2,890)	$—	$—
Non-U.S. plans with plan assets	(90)	(32)	—	—
All other plans [1,2]	(438)	(511)	(2,591)	(2,490)
Plans of discontinued operations	—	(1,148)	—	(24)
Funded status at end of the period[3]	$(4,063)	$(4,581)	$(2,591)	$(2,514)

1.
As of December 31, 2019, and December 31, 2018, $294 million and $349 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.

2.	Includes pension plans maintained around the world where funding is not customary.

3.
Excludes $(41) million as of December 31, 2018 of DAS pension and OPEB liabilities recognized within the Consolidated Balance Sheet that did not transfer to Corteva as part of the Internal Reorganizations.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Amounts recognized in the Consolidated Balance Sheets:
Assets of discontinued operations - current	$—	$10	$—	$—
Other Assets	10	—	—	—
Accrued and other current liabilities	(50)	(45)	(237)	(242)
Liabilities of discontinued operations - noncurrent	—	(1,158)	—	(24)
Pension and other post employment benefits - noncurrent [1]	(4,023)	(3,388)	(2,354)	(2,248)
Net amount recognized	$(4,063)	$(4,581)	$(2,591)	$(2,514)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net loss (gain)	$1,641	$767	$108	$(104)
Prior service (benefit) cost	(10)	17	—	—
Pretax balance in accumulated other comprehensive loss (income) at end of year	$1,631	$784	$108	$(104)
1. Excludes $(41) million as of December 31, 2018 of DAS pension and OPEB liabilities recognized within the Consolidated Balance Sheet that did not transfer to Corteva as part of the Internal Reorganizations.

The significant loss related to the change in benefit obligations for the period ended December 31, 2019 is mainly due to a decrease in discount rates.

The accumulated benefit obligation for all pensions plans was $21.0 billion and $23.2 billion at December 31, 2019 and 2018, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2019	December 31, 2018
(In millions)
Projected benefit obligations[1]	$20,788	$23,261
Fair value of plan assets[2]	16,716	18,669
1. Includes $3.8 billion of discontinued operations for the period ended December 31, 2018.
2. Includes $2.6 billion of discontinued operations for the period ended December 31, 2018.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2019	December 31, 2018
(In millions)
Accumulated benefit obligations[1]	$20,654	$22,291
Fair value of plan assets[2]	16,620	17,934
1. Includes $2.9 billion of discontinued operations for the period ended December 31, 2018.
2. Includes $2.0 billion of discontinued operations for the period ended December 31, 2018.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans				Other Post Employment Benefits
(In millions)	Successor			Predecessor	Successor			Predecessor
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive loss	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net Periodic Benefit Cost:
Service cost	$41	$136	$50	$92	$4	$9	$3	$6
Interest cost	769	755	247	524	84	85	26	60
Expected return on plan assets	(1,078)	(1,216)	(411)	(824)	—	—	—	—
Amortization of unrecognized loss (gain)	3	10	1	506	(1)	—	—	61
Amortization of prior service benefit	(1)	—	—	(3)	—	—	—	(46)
Curtailment gain	(2)	(11)	—	—	—	—	—	—
Settlement loss	4	5	—	—	—	—	—	—
Net periodic benefit (credit) cost - Total	$(264)	$(321)	$(113)	$295	$87	$94	$29	$81
Less: Discontinued operations[1]	(14)	(42)	(13)	27	—	1	—	—
Net periodic benefit (credit) cost - Continuing operations	$(250)	$(279)	$(100)	$268	$87	$93	$29	$81
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net loss (gain)	$970	$908	$(163)	$(22)	$211	$(172)	$68	$—
Amortization of unrecognized (loss) gain	(2)	(10)	(1)	(506)	1	—	—	(61)
Prior service (benefit) cost	(11)	17	—	—	—	—	—	—
Amortization of prior service benefit	1	—	—	3	—	—	—	46
Settlement loss	(4)	(2)	—	—	—	—	—	—
Effect of foreign exchange rates	(5)	1	3	133	—	—	—	—
Total loss (benefit) recognized in other comprehensive loss, attributable to Corteva	$949	$914	$(161)	$(392)	$212	$(172)	$68	$(15)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$685	$593	$(274)	$(97)	$299	$(78)	$97	$66

1.
Includes non-service related components of net periodic benefit credit of $(31) million, $(97) million, $(34) million, and $(18) million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2019	Defined Benefit Pension Plans	Other Post Employment Benefits
(In millions)
2020	$1,527	$237
2021	1,474	228
2022	1,437	218
2023	1,403	209
2024	1,370	201
Years 2025-2029	6,314	808
Total	$13,525	$1,901

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Plan Assets
All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is approved by management. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 ("ERISA"). These principles include discharging Corteva's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. Corteva establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets are managed by investment professionals employed by Corteva. The remaining assets are managed by professional investment firms unrelated to the company. Corteva's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by management of the company. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives." Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

In connection with pension contributions of $2,900 million to its principal U.S. pension plan during the period of January 1, 2017 through August 31, 2017, an investment policy study was completed for the principal U.S. pension plan. The study resulted in new target asset allocations being approved for the principal U.S. pension plan with resulting changes to the expected return on plan assets. The long-term rate of return on assets decreased from 8.00 percent to 6.25 percent.

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2019	December 31, 2018
Asset Category
U.S. equity securities	20%	19%
Non-U.S. equity securities	16	16
Fixed income securities	50	50
Hedge funds	3	2
Private market securities	6	8
Real estate	3	3
Cash and cash equivalents	2	2
Total	100%	100%

U.S. equity investments are primarily large-cap companies. Global equity securities include varying market capitalization levels. Global fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S. fixed income securities. Other investments include cash and cash equivalents, hedge funds, real estate and private market securities such as interests in private equity and venture capital partnerships.

Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

For pension plan assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

For pension plan assets classified as Level 3 measurements, total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers, fund managers, or investment contract issuers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2019
(In millions)
Cash and cash equivalents	$1,343	$1,343	$—	$—
U.S. equity securities [1]	3,665	3,652	4	9
Non-U.S. equity securities	2,053	2,043	6	4
Debt – government-issued	3,693	—	3,693	—
Debt – corporate-issued	2,956	—	2,952	4
Debt – asset-backed	663	—	663	—
Private market securities	2	—	—	2
Real estate	33	—	—	33
Derivatives – asset position	2	—	2	—
Derivatives – liability position	(19)	—	(19)	—
Other	19	—	19	—
Subtotal	$14,410	$7,038	$7,320	$52
Investments measured at net asset value
Debt - government issued	37
U.S. equity securities	20
Non-U.S. equity securities	39
Hedge funds	431
Private market securities	1,371
Real estate funds	516
Total investments measured at net asset value	$2,414
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	763
Pension trust payables [3]	(646)
Total	$16,941

1.	The Corteva pension plans directly held $126 million (approximately 1 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2019.

2.	Primarily receivables for investments securities sold.

3.	Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2018
(In millions)	Total	Level 1[4]	Level 2[4]	Level 3[4]
Cash and cash equivalents	$1,824	$1,824	$—	$—
U.S. equity securities[1]	3,537	3,521	2	14
Non-U.S. equity securities	2,582	2,565	15	2
Debt – government-issued	3,659	211	3,448	—
Debt – corporate-issued	3,037	253	2,770	14
Debt – asset-backed	721	39	682	—
Hedge funds	162	162	—	—
Private market securities	1	—	—	1
Real estate	336	243	—	93
Derivatives – asset position	10	1	9	—
Derivatives – liability position	(18)	—	(18)	—
Other	233	9	18	206
Subtotal	$16,084	$8,828	$6,926	$330
Investments measured at net asset value[4]
Debt - government issued	208
Hedge funds	678
Private market securities	1,861
Real estate funds	112
Other	6
Total investments measured at net asset value	$2,865
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	210
Pension trust payables[3]	(208)
Total	$18,951

1.	The Corteva pension plans directly held $684 million (approximately 4 percent of total plan assets) of DowDuPont common stock at December 31, 2018.

2.	Primarily receivables for investments securities sold.

3.	Primarily payables for investment securities purchased.

4.
Corteva's pension assets by fair value hierarchy at December 31, 2018 included approximately $1,657 million of Level 1 assets, $392 million of Level 2 assets, $259 million of Level 3 assets, and $606 million of investments measured at net asset value that were transferred to DuPont upon completion of the Separation.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2019 and 2018:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Debt- asset- backed	Hedge funds	Private market securities	Real estate	Other	Total
(In millions)
Balance at January 1, 2018	$17	$3	$27	$2	$2	$14	$96	$—	$161
Actual return on assets:
Relating to assets sold during the year ended December 31, 2018	(1)	(4)	(80)	—	—	—	2	—	(83)
Relating to assets held at December 31, 2018	(4)	3	87	—	—	(3)	—	(11)	72
Purchases, sales and settlements, net	3	—	(15)	—	—	—	(3)	217	202
Transfers out of Level 3, net	(1)	—	(5)	(2)	(2)	(10)	(2)	—	(22)
Balance at December 31, 2018	$14	$2	$14	$—	$—	$1	$93	$206	$330
Actual return on assets:
Relating to assets sold during the year ended December 31, 2019	(2)	1	9	—	—	—	(29)	—	(21)
Relating to assets held at December 31, 2019	(5)	—	(8)	—	—	4	25	—	16
Purchases, sales and settlements, net	2	2	(12)	—	—	(3)	(3)	—	(14)
Transfers out of Level 3, net	—	(1)	1	—	—	—	—	—	—
Assets transferred at Separation	—	—	—	—	—	—	(53)	(206)	(259)
Balance at December 31, 2019	$9	$4	$4	$—	$—	$2	$33	$—	$52

Trust Assets
EID entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires EID to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, EID contributed $571 million to the Trust. During the year ended December 31, 2018, $68 million was distributed to EID according to the Trust agreement and at December 31, 2018, the balance in the Trust was $500 million. At the Separation, Corteva transferred $39 million to DuPont. During the year ended December 31, 2019, $62 million was distributed to EID according to the Trust agreement and at December 31, 2019, the balance in the Trust was $409 million.

Defined Contribution Plans
Corteva provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of Corteva may participate. Currently, Corteva contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

Corteva's contributions to the Plan were $142 million, $183 million, $53 million and $129 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. Corteva's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $46 million, $82 million, $30 million and $33 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. Included in Corteva's contributions are amounts related to discontinued operations of $73 million, $148 million, $42 million, and $107 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 21 - STOCK-BASED COMPENSATION

Prior to the Corteva Distribution, Corteva employees held equity awards, including stock options, share appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), which were denominated in DowDuPont common stock and, in some cases, in Dow Inc. common stock, and which had originally been issued under the DuPont Equity and Incentive Plan ("EIP"), the Dow Chemical Company 2012 Stock Incentive Plan or the Dow Chemical Company 1988 Award and Option Plan. As of the Merger date on August 31, 2017, all outstanding Historical DuPont equity awards were converted into equity awards with respect to DowDuPont Common Stock. The previous Historical DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock and had a fair value of approximately $629 million at the Merger closing date, which included $485 million as consideration exchanged and $144 million (included $23 million of incremental expense as a result of the conversion) that is being amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the converted awards were based on valuation assumptions developed by management and other information including, but not limited to, historical volatility and dividend yield of Historical DuPont and Historical Dow. Historical DuPont and Historical Dow did not merge their equity and incentive plans as a result of the Merger.

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

In connection with the Separation on June 1, 2019, outstanding DowDuPont-denominated stock options, SARs, RSU and PSU awards were converted into Corteva-denominated awards under the “Employer Method,” or into both DuPont-denominated awards and Corteva-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Separation. The awards have the same terms and conditions under the applicable plans and award agreements prior to the Separation transactions. The conversions of equity awards did not have a material impact to the company’s consolidated financial statements.

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. At December 31, 2019, approximately 18 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in (loss) income from continuing operations after income taxes within the Consolidated Statement of Operations was $84 million, $83 million, $24 million, and $34 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively. The income tax benefits related to stock-based compensation arrangements were $17 million, $17 million, $8 million, and $12 million for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017, respectively.

Stock Options

The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. All options vest serially over a period of three years. Stock option awards granted under the previous plan (EIP) between 2013 and 2015 expire seven years after the grant date and options granted between 2016 and 2018 expire 10 years after the grant date. Stock option awards granted under the Historical Dow plans subsequent to 2010 expire 10 years after the grant date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

EIP
Under the EIP, the weighted-average grant-date fair value of options granted for the year ended December 31, 2019, December 31, 2018, the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017 was $7.29, $15.46, $28.56, and $16.65, respectively.

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the following assumptions:

Weighted-Average Assumptions	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Dividend yield	1.55%	2.1%	2.2%	2.0%
Expected volatility	19.80%	23.30%	23.59%	23.21%
Risk-free interest rate	2.4%	2.8%	2.1%	2.3%
Expected life of stock options granted during period (years)	6.1	6.2	7.2	7.2

In the Successor periods, the company determined the dividend yield by dividing the annualized dividend on DowDuPont's Common Stock by the option exercise price. In the Predecessor period, the company determined the dividend yield by dividing the annual dividend on Historical DuPont's stock by the option exercise price.

A historical daily measurement of volatility is determined based on the expected life of the option granted. In the Successor periods, for the year ended December 31, 2019, the measurement of volatility is based on weighted average of the individual peer volatilities of DuPont and Corteva based on the size of each business respectively. DuPont and Corteva peer volatility are based on a 50/50 blend of historical volatility and implied volatility. Both volatility measures are based on the average of five peer companies for DuPont and eight peer companies for Corteva. In the Successor periods, for the year ended December 31, 2018 and the period September 1 through December 31, 2017, the measurement of volatility used DowDuPont stock information after the Merger date, and a weighted average of Historical Dow and Historical DuPont stock information prior to Merger date. In the Predecessor period, the measurement of volatility used Historical DuPont stock information.

The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to the company's historical experience.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The following table summarizes stock option activity for the year ended December 31, 2019 under the EIP:

Stock Options	For the year ended December 31, 2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	17,079	$53.26
Exercised	(886)	39.19
Forfeited/Expired	(85)	46.87
Outstanding at April 1, 2019	16,108	$54.07	4.76	$76,942
Exercisable at April 1, 2019	13,314	$51.09	3.94	$74,749

Conversion - Dow Distribution[1]	21,700	$35.41
Granted[2]	2,561	29.95
Exercised	(134)	27.24
Forfeited/Expired	(129)	35.07
Impact of Internal Reorganization, net	(10,112)	36.07
Outstanding at May 31, 2019	13,886	$34.00	3.90	$20,779
Exercisable at May 31, 2019	12,481	$32.85	3.39	$18,979

Conversion - Corteva Distribution[3]	(13,886)	$34.00
Outstanding at December 31, 2019	—	$—	—	$—
Exercisable at December 31, 2019	—	$—	—	$—

1.
As a result of the Dow Distribution, all outstanding DowDuPont equity awards under the EIP were converted into DowDuPont-denominated awards under the “Employer Method,” or into Dow-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Dow Distribution.

2.
As a result of the Dow Distribution, outstanding DowDuPont equity awards under the Heritage Dow Plans were moved to the EIP and were converted into DowDuPont-denominated awards under the “Employer Method,” or into Dow-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Dow Distribution. These outstanding equity awards are included in the number of “Granted” awards in the table above.

3.
As a result of the Corteva Distribution, all outstanding DowDuPont equity awards under the EIP were converted into Corteva-denominated awards under the “Employer Method,” or into DuPont-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Distribution and moved to the OIP.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The total intrinsic value of options exercised for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017 was $16 million, $50 million, $19 million, and $108 million, respectively. For the year ended December 31, 2019, the company realized tax benefits from options exercised of $3 million.

OIP
During the year ended December 31, 2019 there were no new non-qualified options granted to Corteva’ s employees. Corteva’ s expense related to stock options was entirely related to Historical DuPont and Historical Dow outstanding options that were converted to Corteva’ s options on June 1, 2019.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The following table summarizes stock option activity for year ended December 31, 2019 under the OIP:

Stock Options	For the year ended December 31, 2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	—	$—
Converted on June 1, 2019[1]	10,468	32.11
Exercised	(355)	20.95
Forfeited/Expired	(68)	38.45
Outstanding at December 31, 2019	10,045	$32.47	4.73	$20,186
Exercisable at December 31, 2019	8,036	$30.54	3.95	$19,172

1.
As a result of the Corteva Distribution, all outstanding DowDuPont equity awards under the EIP were converted into Corteva-denominated awards under the “Employer Method,” or into DuPont-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Distribution and moved to the OIP.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The total intrinsic value of options exercised and the realized tax benefits from options exercised for the year ended December 31, 2019 were $3 million, and $1 million, respectively.

As of December 31, 2019, $4 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1 year.

Restricted Stock Units and Performance Share Units

RSUs granted under the EIP serially vest over 3 years. RSUs granted under the Historical Dow plans vest after a designated period, generally 1 year to 3 years. RSUs granted under the OIP serially vest over 3 years. Upon vesting, these RSUs convert one-for-one to Corteva Common Stock. A retirement-eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from 3 years to 5 years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The company grants PSUs to senior leadership. As a result of the Merger, the EIP provisions required PSUs to be converted into RSUs based on the number of PSUs that would vest by assuming that target levels of performance are achieved. Service requirements for vesting in the RSUs replicate those inherent in the exchanged PSUs.

EIP
Vesting for PSUs granted for the period January 1, 2017 through August 31, 2017 was based upon total shareholder return ("TSR") relative to peer companies. The weighted-average grant-date fair value of PSUs granted for the period January 1 through August 31, 2017, subject to the TSR metric, was $91.56, and estimated using a Monte Carlo simulation.

In accordance with the Merger Agreement, PSUs converted to RSUs based on an assessment of the underlying market conditions in the PSUs at the greater of target or actual performance levels as of the closing date. As the actual performance levels were not in excess of target as of the closing date, all PSUs converted to RSUs based on target and there was no incremental benefit from the Merger Agreement when compared to Historical DuPont’s EIP.

In November 2017, DowDuPont granted PSUs to senior leadership that vest partially based on the realization of cost savings in connection with the DowDuPont Cost Synergy Program, as well as DowDuPont’s ability to complete the Business Separations. Performance and payouts are determined independently for each metric. The actual award, delivered in DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs granted in November 2017 of $71.16 was based upon the market price of the underlying common stock as of the grant date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Nonvested awards of RSUs and PSUs are shown below.

RSUs & PSUs	For the year ended December 31, 2019
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2019	3,147	$68.18
Granted	2,578	52.66
Vested	(1,113)	67.85
Forfeited	(12)	67.08
Nonvested at April 1, 2019	4,600	$59.57

Conversion - Dow Distribution[1]	6,120	$39.46
Granted[2]	1,288	42.34
Vested	(76)	42.26
Forfeited	(47)	40.35
Impact of Internal Reorganization, net	(4,185)	39.76
Nonvested at May 31, 2019	3,100	$40.18
Conversion - Corteva Distribution[3]	(3,100)	$40.18
Nonvested at December 31, 2019	—	$—

1.
As a result of the Dow Distribution, all outstanding DowDuPont equity awards under the EIP were converted into DowDuPont-denominated awards under the “Employer Method,” or into Dow-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Dow Distribution.

2.
As a result of the Dow Distribution, outstanding DowDuPont equity awards under the Heritage Dow Plans were moved to the EIP and were converted into DowDuPont-denominated awards under the “Employer Method,” or into Dow-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Dow Distribution. These outstanding equity awards are included in the number of “Granted” awards in the table above.

3.
As a result of the Corteva Distribution, all outstanding DowDuPont equity awards under the EIP were converted into Corteva-denominated awards under the “Employer Method,” or into DuPont-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Distribution and moved to the OIP.

The total fair value of stock units vested under the EIP during the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017 was $79 million, $128 million, $9 million, and $84 million, respectively. The weighted-average grant-date fair value of stock units granted under the EIP for the year ended December 31, 2019, the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017 was $52.19, $70.37, $70.02, and $76.41, respectively.

OIP
In August 2019, Corteva granted PSUs to senior leadership that vest partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating EBITDA during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in August 2019 of $29.02 was based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of RSUs and PSUs are shown below.

RSUs & PSUs	For the year ended December 31, 2019
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2019	—	$—
Converted on June 1, 2019[1]	3,757	35.56
Granted	2,228	28.88
Vested	(497)	39.07
Forfeited	(50)	36.50
Nonvested at December 31, 2019	5,438	$32.49

1.
As a result of the Corteva Distribution, all outstanding DowDuPont equity awards under the EIP were converted into Corteva-denominated awards under the “Employer Method,” or into DuPont-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Distribution and moved to the OIP.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The total fair value of stock units vested under the OIP during for the year ended December 31, 2019 was $19 million. The weighted-average grant-date fair value of stock units granted under the OIP for the year ended December 31, 2019 was $28.88.

As of December 31, 2019, $57 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1 year.

NOTE 22 - FINANCIAL INSTRUMENTS

At December 31, 2019, the company had $1,293 million ($1,221 million at December 31, 2018) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $5 million ($5 million at December 31, 2018) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the Consolidated Balance Sheets.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and commodity price risks. The company has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity contracts	$570	$525
Derivatives not designated as hedging instruments:
Foreign currency contracts	$582	$2,057
Commodity contracts	$—	$9

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

The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company may use foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next 2 years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Beginning balance	$(26)	$(2)	$—	$7
Additions and revaluations of derivatives designated as cash flow hedges	16	(19)	(2)	3
Clearance of hedge results to earnings	12	(5)	—	(13)
Ending balance	$2	$(26)	$(2)	$(3)

At December 31, 2019, an after-tax net loss of $1 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$25	$(18)	$7
Total asset derivatives		$25	$(18)	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$43	$(16)	$27
Total liability derivatives		$43	$(16)	$27

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

		December 31, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Cash flow hedges:
Commodity contracts	$23	$(24)	$3	$5
Total derivatives designated as hedging instruments	$23	$(24)	$3	$5

1.	OCI is defined as other comprehensive income (loss).

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Amount of (Loss) Gain Recognized in Income - Pre-Tax[1]
	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$(13)	$6	$—	$21
Total derivatives designated as hedging instruments	(13)	6	—	21
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(58)	94	91	(431)
Commodity contracts[2]	9	5	—	2
Total derivatives not designated as hedging instruments	(49)	99	91	(429)
Total derivatives	$(62)	$105	$91	$(408)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in other income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 9 - Supplementary Information, for additional information.

NOTE 23 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

December 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,293
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	25
Total assets at fair value	$1,323
Liabilities at fair value:
Long-term debt[3]	$119
Derivatives relating to:[2]
Foreign currency	43
Total liabilities at fair value	$162

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

December 31, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,221
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	72
Total assets at fair value	$1,298
Liabilities at fair value:
Long-term debt[3]	$6,100
Derivatives relating to:[2]
Foreign currency	21
Total liabilities at fair value	$6,121

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 22 - Financial Instruments, for the classification of derivatives in the Consolidated Balance Sheets.

3.	See Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, for information on fair value measurements of long-term debt.

For assets and liabilities classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability, or by using observable market data points of similar, more liquid securities to imply the price. For time deposits classified as held-to-maturity investments and reported at amortized cost, fair value is based on an observable interest rate for similar securities. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks.

For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 22 - Financial Instruments, for further information on the types of instruments used by the company for risk management.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2019 and 2018.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis	Significant Other Unobservable Inputs (Level 3)	Total Losses
(In millions)
2019
Assets at fair value:
Developed technology	$—	$(1)
Other intangible assets	$—	$(6)
IPR&D	$—	$(137)
2018
Assets at fair value:
Investment in nonconsolidated affiliates	$51	$(41)
IPR&D	$450	$(85)

During the third and fourth quarter of 2019, the company recorded impairment charges to developed technology, other intangible assets, and IPR&D. During the third quarter of 2018, the company recorded a goodwill impairment charge related to its agriculture reporting unit and impairment charges to other intangible assets and investment in nonconsolidated affiliates. See Notes 7 - Restructuring and Asset Related Charges - Net, and Note 15 - Goodwill and Other Intangible Assets, for further discussion of these fair value measurements.

NOTE 24 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
United States	$6,255	$6,725	$1,091	$4,189
Canada	674	687	133	390
EMEA	2,740	2,765	535	1,287
Asia Pacific	1,288	1,293	428	380
Latin America[1]	2,889	2,817	1,603	648
Total	$13,846	$14,287	$3,790	$6,894

1.
Net sales for Brazil for the year ended December 31, 2019, the year ended December 31, 2018 and the period September 1 through December 31, 2017 were $1,794 million, $1,732 million and $1,111 million, respectively. Net sales for Brazil were less than 10 percent of consolidated net sales for the period January 1 through August 31, 2017.

	Net Property
(In millions)	2019	2018	2017
United States	$3,069	$3,161	$3,132
Canada	125	88	90
EMEA	566	546	570
Asia Pacific	178	181	215
Latin America	608	568	641
Total	$4,546	$4,544	$4,648

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 25 - SEGMENT INFORMATION

In connection with the Internal Reorganizations and the Corteva Distribution, the company realigned its reporting structure and changed the manner in which the chief operating decision maker (“CODM”) allocates resources and assesses performance. As a result, new operating segments were created, seed and crop protection. The segment reporting changes were retrospectively applied to all periods presented, with the exception of the Successor and Predecessor periods of 2017 (see below for further discussion).

Segment operating EBITDA is the primary measure of segment profitability used by Corteva’s CODM. For all periods presented below, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items (including goodwill impairment charges). Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2019 (Successor)
Net sales	$7,590	$6,256	$13,846
Pro forma segment operating EBITDA	$1,040	$1,066	$2,106
Depreciation and amortization	$628	$372	$1,000
Segment assets[1]	$25,387	$13,492	$38,879
Investments in nonconsolidated affiliates	$27	$39	$66
Purchases of property, plant and equipment	$373	$293	$666
As of and for the Year Ended December 31, 2018 (Successor)
Net sales	$7,842	$6,445	$14,287
Pro forma segment operating EBITDA	$1,139	$1,074	$2,213
Depreciation and amortization	$534	$375	$909
Segment assets	$29,286	$9,346	$38,632
Investments in nonconsolidated affiliates	$102	$36	$138
Purchases of property, plant and equipment	$263	$250	$513

1.
On June 1, 2019, as a result of changes in reportable segments, $3,382 million of goodwill was reallocated from the seed reportable segment to the crop protection reportable segment.  This change was not reflected in segment assets prior to June 1, 2019.

As previously noted, the Predecessor period reflects the results of operations and assets and liabilities of Historical DuPont and excludes the DAS business. As a result, the company's segment results for the Predecessor and Successor periods of 2017 do not reflect the manner in which the company's CODM assesses performance and allocates resources, therefore the company determined that presenting segment results for each standalone period in 2017 would not be meaningful to the reader. Therefore, segment metrics are not presented for the Successor and Predecessor periods of 2017.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to pro forma segment operating EBITDA[1] (In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Loss from continuing operations after income taxes	$(270)	$(6,775)
Benefit from income taxes on continuing operations	(46)	(31)
Loss from continuing operations before income taxes	(316)	(6,806)
Depreciation and amortization	1,000	909
Interest income	(59)	(86)
Interest expense	136	337
Exchange losses - net [2]	66	77
Non-operating benefits - net	(129)	(211)
Goodwill impairment charge	—	4,503
Significant items	991	1,346
Pro forma adjustments	298	2,003
Corporate expenses	119	141
Pro forma segment operating EBITDA	$2,106	$2,213

1.	Segment operating EBITDA for all periods is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

2.
Excludes a $(33) million foreign exchange loss for the year ended December 31, 2019 associated with the devaluation of the Argentine peso and a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as they are included within significant items. See Note 9 - Supplementary Information, for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Segment assets to total assets (in millions)	December 31, 2019	December 31, 2018
Total segment assets	$38,879	$38,632
Corporate assets	3,518	4,417
Assets related to discontinued operations[1]	—	65,634
Total assets	$42,397	$108,683

1.	See Note 5 - Divestitures and Other Transactions, for additional information on discontinued operations.

Other Items (in millions)	Segment Totals	Adjustments [1]	Consolidated Totals
As of and For the Year Ended December 31, 2019
Depreciation and amortization	$1,000	$599	$1,599
Investments in nonconsolidated affiliates	$66	$—	$66
Purchase of property, plant, and equipment	$666	$497	$1,163
As of and For the Year Ended December 31, 2018
Depreciation and amortization	$909	$1,881	$2,790
Investments in nonconsolidated affiliates	$138	$—	$138
Purchase of property, plant, and equipment	$513	$988	$1,501

1.	See Note 5 - Divestitures and Other Transactions, for additional information.

Significant Pre-tax (Charges) Benefits Not Included in Pro Forma Segment Operating EBITDA
The years ended December 31, 2019 and 2018, respectively, included the following significant pro forma pre-tax (charges) benefits which are excluded from pro forma segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2019
Restructuring and Asset Related Charges - Net [1]	$(213)	$(23)	$14	$(222)
Integration and Separation Costs [2]	—	—	(632)	(632)
Loss on Divestiture [3]	(24)	—	—	(24)
Amortization of Inventory Step Up 4	(67)	—	—	(67)
Loss on Early Extinguishment of Debt [5]	—	—	(13)	(13)
Argentina Currency Devaluation [6]	—	—	(33)	(33)
Total	$(304)	$(23)	$(664)	$(991)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2018
Restructuring and Asset Related Charges - Net [1]	$(368)	$(58)	$(268)	$(694)
Integration Costs [2]	—	—	(571)	(571)
Gain on Sale [7]	24	—	—	24
Loss on Deconsolidation of Subsidiary [8]	(53)	—	—	(53)
Loss on Divestiture [9]	(2)	—	—	(2)
Income Tax Items [10]	—	—	(50)	(50)
Total	$(399)	$(58)	$(889)	$(1,346)

1.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 7 - Restructuring and Asset Related Charges - Net, for additional information.

2.	Integration and separation costs related to post-Merger integration and Business Separation activities. Beginning in the second quarter of 2019, this includes both integration and separation costs.

3.	Includes a loss recorded in other income (expense) - net related to Historical Dow’s sale of a joint venture related to synergy actions.

4.	Includes charges related to the amortization on the inventory that was stepped up to fair value in connection with the Merger, recognized in cost of goods sold.

5.
Includes a loss related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

6.
Includes a charge included in other income (expense) - net associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina.  Throughout the three months ended September 30, 2019, the Argentine Peso dropped approximately a third of its value against the US dollar and in September of 2019, the country’s central bank announced new restrictions on foreign currency transactions.

7.	Includes a gain recorded in other income (expense) - net related to an asset sale.

8.	Includes a loss recorded in other income (expense) - net related to the deconsolidation of a subsidiary.

9.	Includes a loss recorded in other income (expense) - net related to an asset sale.

10.	Includes a foreign exchange loss recorded in other income (expense) - net related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 26 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the quarter ended
In millions, except per share amounts	March 31,		June 30,		September 30,		December 31,
2019
Net sales	$3,396		$5,556		$1,911		$2,983
Cost of goods sold[1]	2,211		3,047		1,349		1,968
Restructuring and asset related charges - net[2]	61		60		46		55
Integration and separation costs[2]	212		330		152		50
(Loss) income from continuing operations after income taxes	(184)	[4]	483	[5]	(527)	[6,7]	(42)	[8]
Net income (loss) attributable to Corteva[2]	164		(608)		(494)		(21)
(Loss) earnings per common share, continuing operations - basic[3]	(0.26)		0.63		(0.69)		(0.06)
(Loss) earnings per common share, continuing operations - diluted[3]	(0.26)		0.63		(0.69)		(0.06)
2018
Net sales	$3,794		$5,731		$1,947		$2,815
Cost of goods sold[1]	2,752		3,687		1,485		2,024
Restructuring and asset related charges - net[2]	130		101		235		228
Integration and separation costs[2]	195		249		253		295
Goodwill impairment charge[2]	—		—		4,503		—
(Loss) income from continuing operations after income taxes[9]	(438)	[10]	375	[11]	(5,642)	[12]	(1,070)	[4,5]
Net (loss) income attributable to Corteva[2]	(107)		694		(5,121)		(531)
(Loss) earnings per common share, continuing operations - basic[3]	(0.60)		0.49		(7.54)		(1.43)
(Loss) earnings per common share, continuing operations - diluted[3]	(0.60)		0.49		(7.54)		(1.43)

1.
Includes charges of $(639) million, $(676) million, $(109) million, and $(130) million for the first quarter 2018, second quarter 2018, third quarter 2018, and fourth quarter 2018, respectively, and $(205) million, $(52) million, and $(15) million for the first quarter 2019, second quarter 2019, and third quarter 2019, respectively, related to the amortization of inventory step-up as a result of the Merger.

2.
See Note 2 - Summary of Significant Accounting Polices, Note 7 - Restructuring and Asset Related Charges - Net, Note 5 - Divestitures and Other Transactions, and Note 15 - Goodwill and Other Intangible Assets, for additional information related to integration and separation costs, restructuring and asset related charges - net, discontinued operations, and goodwill impairment charge, respectively.

3.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to rounding and the changes in average share calculations.

4.
First quarter 2019 includes a $(24) million loss recorded in other income (expense) - net related to Historical Dow’s sale of a joint venture related to synergy actions. Fourth quarter 2018 includes a $(53) million loss recorded in other income (expense) - net related to the deconsolidation of a subsidiary.

5.
Includes a loss on early extinguishment of debt of $(13) million in the second quarter of 2019 and $(81) million in the fourth quarter 2018 related to the retirement of some of the company's debt. See Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, for additional information.

6.
Third quarter 2019 includes a $(33) million charge included in other income (expense) - net associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina.

7.	Third quarter 2019 includes a tax benefit of $38 million related to Swiss Tax Reform. See Note 10 - Income Taxes, for additional information.

8.
Fourth quarter 2019 includes a tax benefit of $34 million related to the impact of the release of a tax valuation allowance recorded against the net deferred tax asset position of a Switzerland legal entity. See Note 10 - Income Taxes, for additional information.

9.
Includes tax (charges) benefits of $(64) million, $(7) million, $16 million, and $(274) million in the first quarter 2018, second quarter 2018, third quarter 2018, and fourth quarter 2018, respectively, related to The Act. See Note 10 - Income Taxes, for additional information.

10.	First quarter 2018 includes a $(50) million foreign exchange loss related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

11.	Second quarter 2018 includes a $24 million gain recorded in other income (expense) - net related to an asset sale.

12.
Includes a tax charge of $(75) million in the third quarter 2018 related to the establishment of a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil, a tax charge of $(25) million related to an internal legal entity restructuring associated with the Business Separations, and a tax benefit of $114 million related to the company's discretionary pension contribution in 2018 which was deducted on a 2017 tax return. See Note 10 - Income Taxes, for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

As discussed in Note 1, Background and Basis of Presentation, the company has recasted its financial statements for the divestiture of EID ECP, the divestiture of the EID Specialty Products Entities, and for the DAS common control business combination. Below is a reconciliation from the amounts previously reported in the company's quarterly reports on Form 10-Q or annual report on Form 10-K to the recasted amounts reported above for the applicable periods. Prior to the Separation, the company did not report earnings per share information for the Successor periods as all of the company's issued and outstanding common stock was held by DowDuPont; as such, there is no reconciliation for those amounts below.

For the Quarter Ended March 31, 2019
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net sales	$6,288	$(4,341)	$1,449	$3,396
Cost of goods sold	$4,235	$(2,963)	$939	$2,211
Restructuring and asset related charges - net	$55	$(43)	$49	$61
Integration and separation costs	$405	$(193)	$—	$212
Income (loss) from continuing operations after income taxes	$89	$(369)	$96	$(184)
Net income attributable to Corteva	$85	$(11)	$90	$164

For the Quarter Ended December 31, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net sales	$5,741	$(4,350)	$1,424	$2,815
Cost of goods sold	$3,980	$(3,026)	$1,070	$2,024
Restructuring and asset related charges - net	$115	$(9)	$122	$228
Integration and separation costs	$449	$(154)	$—	$295
Loss from continuing operations after income taxes	$(351)	$(573)	$(146)	$(1,070)
Net loss attributable to Corteva	$(354)	$(28)	$(149)	$(531)

For the Quarter Ended March 31, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net sales	$6,699	$(4,388)	$1,483	$3,794
Cost of goods sold	$4,847	$(3,003)	$908	$2,752
Restructuring and asset related charges - net	$97	$(38)	$71	$130
Integration and separation costs	$255	$(60)	$—	$195
Loss from continuing operations after income taxes	$(216)	$(355)	$133	$(438)
Net loss attributable to Corteva	$(228)	$(1)	$122	$(107)

1.
Reflects discontinued operations of EID's ECP and Specialty Products businesses and adjustments primarily related to the elimination of intercompany transactions between Historical EID and Dow AgroSciences for periods subsequent to the Merger, as if they were combined affiliates.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 27 - SUBSEQUENT EVENTS

In February 2020, the company entered into a new committed receivable repurchase facility of up to $1.3 billion (the "2020 Repurchase Facility") which expires in December 2020. Under the 2020 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2020 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2020 Repurchase Facility will have an interest rate of LIBOR + 0.75 percent.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly EID's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by EID's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, EID's financial position, results of operations and cash flows in conformity with GAAP. Their reports are presented on the following pages.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. EID's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. EID's internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EID;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of EID are being made only in accordance with authorization of management and directors of EID; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of EID's assets that could have a material effect on the financial statements.
Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of EID's internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EID maintained effective internal control over financial reporting as of December 31, 2019.
EID completed the common control combination of the Dow Agrosciences (“DAS") business from DowDuPont on May 2, 2019. As a result, management has excluded the DAS business from its assessment of internal control over financial reporting as of December 31, 2019. The total assets of the DAS business that were excluded from the assessment represented approximately 20 percent of EID's total assets as of December 31, 2019. Total net sales from continuing operations of the DAS business that was excluded from the assessment represented approximately 40 percent of EID’s total net sales from continuing operations for the year ended December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EID's internal control over financial reporting as of December 31, 2019, as stated in their report, which is presented on the following pages.

James C. Collins, Jr. Chief Executive Officer and Director	Gregory R. Friedman Executive Vice President, Chief Financial Officer and Director
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of E. I. du Pont de Nemours and Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of E.I. du Pont de Nemours and Company and its subsidiaries (Successor) (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the two years in the period ended December 31, 2019, and for the period from September 1, 2017 through December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2019 and for the period from September 1, 2017 through December 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements as of and for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the combined financial statements of the Dow Agricultural Sciences Business, a business under common control of the Company, which statements reflect total assets of $7,773 million as of December 31, 2018, and total net sales of $5,646 million and $2,214 million for the year ended December 31, 2018 and for the period from September 1, 2017 to December 31, 2017, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Dow Agricultural Sciences Business as of December 31, 2018, for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, is based solely on the report of other auditors.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Dow Agrosciences business from its assessment of internal control over financial reporting as of December 31, 2019 because it was an entity transferred to the Company through a merger of entities under common control during 2019. We have also excluded the Dow Agrosciences business from our audit of internal control over financial reporting. The Dow Agrosciences business is a business under common control whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 20 percent and 40 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2020

We have served as the Company’s auditor since 1946.

Report of Independent Registered Public Accounting Firm

To Management of the Dow Agricultural Sciences Business

Opinion on the Financial Statements

We have audited the combined balance sheets of the Dow Agricultural Sciences Business (the “Business”) as of December 31, 2018 and 2017, the related combined statements of income and comprehensive income, cash flows, and equity, for the year ended December 31, 2018 and the four month period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Business as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the four month period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on the Business’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Business’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

Midland, Michigan
July 12, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of E. I. du Pont de Nemours and Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, equity and cash flows of E.I. du Pont de Nemours and Company and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2017 through August 31, 2017, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2017 through August 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2017 through August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2018, except for the change in the manner in which the Company accounts for net periodic pension and postretirement benefit costs discussed in Note 9 to the Corteva, Inc. consolidated financial statements, as to which the date is February 11, 2019, and except for the effects of discontinued operations discussed in Note 5 to the Corteva, Inc. consolidated financial statements, as to which the date is February 14, 2020

We have served as the Company’s auditor since 1946.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
(In millions, except per share amounts)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net sales	$13,846	$14,287	$3,790	$6,894
Cost of goods sold	8,575	9,948	2,915	3,409
Other operating charges				195
Research and development expense	1,147	1,355	484	591
Selling, general and administrative expenses	3,065	3,041	920	1,969
Amortization of intangibles	475	391	97
Restructuring and asset related charges - net	222	694	270	12
Integration and separation costs	744	992	255
Goodwill Impairment	—	4,503	—	—
Other income (expense) - net	215	249	805	(501)
Loss on early extinguishment of debt	13	81	—	—
Interest expense	242	337	115	254
Loss from continuing operations before income taxes	(422)	(6,806)	(461)	(37)
Benefit from income taxes on continuing operations	(71)	(31)	(2,221)	(395)
(Loss) income from continuing operations after income taxes	(351)	(6,775)	1,760	358
(Loss) income from discontinued operations after income taxes	(671)	1,748	(568)	1,403
Net (loss) income	(1,022)	(5,027)	1,192	1,761
Net income attributable to noncontrolling interests	8	28	7	20
Net (loss) income attributable to E. I. du Pont de Nemours and Company	$(1,030)	$(5,055)	$1,185	$1,741

See Notes to the Consolidated Financial Statements beginning on page F-106.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Net (loss) income	$(1,022)	$(5,027)	$1,192	$1,761
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(274)	(1,576)	(490)	1,042
Adjustments to pension benefit plans	(718)	(715)	125	247
Adjustments to other benefit plans	(160)	132	(53)	10
Derivative instruments	28	(24)	(2)	(10)
Total other comprehensive (loss) income	(1,124)	(2,183)	(420)	1,289
Comprehensive (loss) income	(2,146)	(7,210)	772	3,050
Comprehensive income attributable to noncontrolling interests - net of tax	8	28	7	20
Comprehensive (loss) income attributable to E. I. du Pont de Nemours and Company	$(2,154)	$(7,238)	$765	$3,030

See Notes to the Consolidated Financial Statements beginning on page F-106.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,764	$2,270
Marketable securities	5	5
Accounts and notes receivable - net	5,528	5,260
Inventories	5,032	5,310
Other current assets	1,190	1,038
Assets of discontinued operations - current	—	9,089
Total current assets	13,519	22,972
Investment in nonconsolidated affiliates	66	138
Property, plant and equipment	7,872	7,340
Less: Accumulated depreciation	3,326	2,796
Net property, plant and equipment	4,546	4,544
Goodwill	10,229	10,193
Other intangible assets	11,424	12,055
Deferred income taxes	287	304
Other assets	2,326	1,932
Assets of discontinued operations - non-current	—	56,545
Total Assets	$42,397	$108,683
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$7	$2,154
Accounts payable	3,702	3,798
Income taxes payable	95	186
Accrued and other current liabilities	4,440	4,005
Liabilities of discontinued operations - current	—	3,167
Total current liabilities	8,244	13,310
Long-Term Debt	115	5,784
Long-Term Debt - Related Party	4,021	—
Other Noncurrent Liabilities
Deferred income tax liabilities	920	1,480
Pension and other post employment benefits - noncurrent	6,377	5,677
Other noncurrent obligations	2,192	1,795
Liabilities of discontinued operations - non-current	—	5,484
Total noncurrent liabilities	13,625	20,220
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2019, December 31, 2018:
$4.50 Series – 1,673,000 shares (callable at $120)	169	—
$3.50 Series – 700,000 shares (callable at $102)	70	—
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2019 - 200, December 31, 2018 - 100	—	—
Additional paid-in capital	23,958	—
Divisional equity	—	78,259
Accumulated deficit	(406)	—
Accumulated other comprehensive loss	(3,270)	(3,360)
Total E. I. du Pont de Nemours and Company stockholders’ equity	20,521	74,899
Noncontrolling interests	7	254
Total equity	20,528	75,153
Total Liabilities and Equity	$42,397	$108,683
See Notes to the Consolidated Financial Statements beginning on page F-106.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Operating activities
Net (loss) income	$(1,022)	$(5,027)	$1,192	$1,761
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	1,599	2,790	886	749
(Benefit from) provision for deferred income tax	(477)	31	(2,770)
Net periodic pension (benefit) cost	(264)	(321)	(113)	295
Pension contributions	(121)	(1,314)	(68)	(3,024)
Net gain on sales of property, businesses, consolidated companies, and investments	(142)	(11)	(691)	(204)
Goodwill impairment charge	1,102	4,503	—	—
Loss on early extinguishment of debt	13	81	—	—
Restructuring and asset related charges - net	339	803	378
Asset related charges				279
Amortization of inventory step-up	272	1,628	1,573
Other net loss	246	262	106	481
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(361)	(1,522)	1,576	(2,269)
Inventories	74	(498)	(903)
Inventories and other operating assets				(202)
Accounts payable	149	642	1,106
Accounts payable and other operating liabilities				(1,555)
Other assets and liabilities	(411)	(1,564)	1,402
Accrued interest and income taxes				(260)
Cash provided by (used for) operating activities	996	483	3,674	(3,949)
Investing activities
Capital expenditures	(1,163)	(1,501)	(499)	(687)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	249	69	2,351	300
Acquisitions of businesses - net of cash acquired	(10)	—	3	(246)
Investments in and loans to nonconsolidated affiliates	(10)	(8)	(5)	(22)
Proceeds from sale of ownership interest in nonconsolidated affiliates	21	9	—	—
Purchases of investments	(138)	(1,257)	(1,043)	(5,457)
Proceeds from sales and maturities of investments	160	2,186	2,938	3,977
Foreign currency exchange contract settlements				(206)
Other investing activities - net	(13)	(3)	(67)	(41)
Cash (used for) provided by investing activities	(904)	(505)	3,678	(2,382)
Financing activities
Change in short-term (less than 90 days) borrowings	(1,868)	400	(2,541)	3,610
Proceeds from related party long term debt	4,240	—	—	—
Payments on related party long term debt	(219)	—	—	—
Proceeds from issuance of long-term debt	1,001	756	499	2,734
Payments on long-term debt	(6,804)	(5,956)	(43)	(229)
Proceeds from exercise of stock options	47	85	30	235
Dividends paid to stockholders	(10)	(10)	(332)	(666)

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Distributions to Dow and DowDuPont	(317)	(2,806)	(1,200)
Contributions from Dow and DowDuPont	3,255	5,363	—
Cash transferred to DowDuPont at Internal Reorganization	(2,053)	—	—
Debt extinguishment costs	(79)	(378)	—	—
Other financing activities	(48)	(78)	(20)	(52)
Cash (used for) provided by financing activities	(2,855)	(2,624)	(3,607)	5,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(88)	(244)	(22)	187
Change in cash classified as held for sale	—	—	88	(31)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,851)	(2,890)	3,811	(543)
Cash, cash equivalents and restricted cash at beginning of period	5,024	7,914	4,103	4,548
Cash, cash equivalents and restricted cash at end of period	$2,173	$5,024	$7,914	$4,005
Supplemental cash flow information
Cash paid (received) during the period for
Interest, net of amounts capitalized	$263	$923	$83	$331
Income taxes	234	961	(215)	272

See Notes to the Consolidated Financial Statements beginning on page F-106.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accum Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2017	$237	$285	$11,190		$14,924	$(9,911)	$(6,727)	$198	$10,196
Net income					1,741			20	1,761
Other comprehensive income						1,289			1,289
Common dividends ($1.14 per share)					(991)			(4)	(995)
Preferred dividends ($4.50 Series - $3.375 per share, $3.50 Series - $2.625 per share)					(7)				(7)
Share-based compensation		2	273						275
Common stock retired		(26)	(1,044)		(5,657)		6,727		—
Other								(2)	(2)
Balance at August 31, 2017	$237	$261	$10,419		$10,010	$(8,622)	$—	$212	$12,517

Successor
Balance at September 1, 2017 (remeasured upon Merger)	$—	$—	$—	$80,526	$—	$(757)	$—	$204	$79,973
Net income				1,185				7	1,192
Other comprehensive loss						(420)			(420)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)					(3)
Distributions to Dow and DowDuPont				(1,200)					(1,200)
Issuance of DowDuPont stock				30					30
Share-based compensation				36					36
Other				(17)				2	(15)
Balance at December 31, 2017	$—	$—	$—	$80,557	$—	$(1,177)	$—	$213	$79,593
Net (loss) income				(5,055)				28	(5,027)
Other comprehensive loss						(2,183)			(2,183)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)					(10)
Distributions to Dow and DowDuPont				(2,806)					(2,806)
Issuance of DowDuPont stock				85					85
Share-based compensation				129					129
Contributions from Dow and DowDuPont				5,363					5,363
Other				(4)				13	9
Balance at December 31, 2018	$—	$—	$—	$78,259	$—	$(3,360)	$—	$254	$75,153
Net (loss) income				(640)	(390)			8	(1,022)
Other comprehensive loss						(1,124)			(1,124)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)			(2)	(2)	(6)				(10)
Distributions to Dow and DowDuPont				(317)					(317)
Contributions from DowDuPont				3,255					3,255
Issuance of DowDuPont stock				39					39
Issuance of Corteva stock			8						8
Share-based compensation			41	62					103
Impact of Internal Reorganizations				(56,479)		1,214		(231)	(55,496)
Reclassification of Divisional Equity to Additional Paid-in Capital	239		23,936	(24,175)					—
Other			(25)	(2)	(10)			(24)	(61)
Balance at December 31, 2019	$239	$—	$23,958	$—	$(406)	$(3,270)	$—	$7	$20,528
See Notes to the Consolidated Financial Statements beginning on page F-106.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - BASIS OF PRESENTATION

As a result of the Business Realignment and the Internal Reorganization, Corteva, Inc. owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EID are outlined below:

•
Preferred Stock - EID has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest at the Corteva level. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

•
Related Party Loan - EID engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva level but remains on EID's financial statements at the standalone level (including the associated interest expense).

•	Capital Structure - At December 31, 2019, Corteva, Inc.'s capital structure consists of 748,577,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc. For the footnotes listed below, refer to the footnotes from the Corteva 10-K:

•	Note 1 - Background and Basis of Presentation - refer to page F-16 of the Corteva, Inc. Consolidated Financial Statements

•	Note 2 - Summary of Significant Accounting Policies - refer to page F-18 of the Corteva, Inc. Consolidated Financial Statements

•	Note 3 - Recent Accounting Guidance - refer to page F-24 of the Corteva, Inc. Consolidated Financial Statements

•	Note 4 - Common Control Business Combination - refer to page F-26 of the Corteva, Inc. Consolidated Financial Statements

•	Note 5 - Divestitures and Other Transactions - refer to page F-28 of the Corteva, Inc. Consolidated Financial Statements

•	Note 6 - Revenue - refer to page F-35 of the Corteva, Inc. Consolidated Financial Statements

•	Note 7 - Restructuring and Asset Related Charges - Net - refer to page F-38 of the Corteva, Inc. Consolidated Financial Statements

•	Note 8 - Related Parties - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, below

•	Note 9 - Supplementary Information - refer to page F-41 of the Corteva, Inc. Consolidated Financial Statements

•	Note 10 - Income Taxes - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Income Taxes, below

•	Note 11 - Earnings Per Share - N/A for EID

•	Note 12 - Accounts and Notes Receivable - Net - refer to page F-49 of the Corteva, Inc. Consolidated Financial Statements

•	Note 13 - Inventories - refer to page F-50 of the Corteva, Inc. Consolidated Financial Statements

•	Note 14 - Property, Plant and Equipment - refer to page F-50 of the Corteva, Inc. Consolidated Financial Statements

•	Note 15 - Goodwill and Other Intangible Assets - refer to page F-51 of the Corteva, Inc. Consolidated Financial Statements

•	Note 16 - Leases - refer to page F-54 of the Corteva, Inc. Consolidated Financial Statements

•
Note 17 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page F-56 of the Corteva, Inc. Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below

•	Note 18 - Commitments and Contingent Liabilities - refer to page F-59 of the Corteva, Inc. Consolidated Financial Statements

•	Note 19 - Stockholders' Equity - refer to page F-64 of the Corteva, Inc. Consolidated Financial Statements

•	Note 20 - Pension Plans and Other Post Employment Benefits - refer to page F-67 of the Corteva, Inc. Consolidated Financial Statements

•	Note 21 - Stock-Based Compensation - refer to page F-77 of the Corteva, Inc. Consolidated Financial Statements

•	Note 22 - Financial Instruments - refer to page F-82 of the Corteva, Inc. Consolidated Financial Statements

•	Note 23 - Fair Value Measurements - refer to page F-85 of the Corteva, Inc. Consolidated Financial Statements

•	Note 24 - Geographic Information - refer to page F-87 of the Corteva, Inc. Consolidated Financial Statements

•	Note 25 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 4 - Segment Information, below

•	Note 26 - Quarterly Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 5 - Quarterly Information, below

•	Note 27 - Subsequent Events - Refers to page F-94 of the Corteva, Inc. Consolidated Financial Statements

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page F-40 of the Corteva, Inc. Consolidated Financial Statements for discussion of related party transactions with Historical Dow and DowDuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of December 31, 2019, the outstanding related party loan balance was $4,021 million (which approximates fair value) with an interest rate of 3.27%, and is reflected as long-term debt - related party on EID's Consolidated Balance Sheet. Additionally, EID has incurred tax deductible interest expense of $106 million for the year ended December 31, 2019 associated with the related party loan to Corteva, Inc.

As of December 31, 2019, EID had payables to Corteva, Inc., the parent company, of $119 million and $154 million included in accrued and other current liabilities and other noncurrent obligations, respectively, in the Consolidated Balance Sheet related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-28 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page F-43 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EID.

Geographic Allocation of (Loss) Income and Provision for (Benefit from) Income Taxes	Successor			Predecessor
(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
(Loss) Income from continuing operations before income taxes
Domestic	$(1,458)	$(5,040)	$(961)	$(519)
Foreign	1,036	(1,766)	500	482
Loss from continuing operations before income taxes	$(422)	$(6,806)	$(461)	$(37)
Current tax expense (benefit)
Federal	$(11)	$(112)	$8	$(581)
State and local	1	(32)	11	(117)
Foreign	317	446	287	81
Total current tax expense (benefit)	$307	$302	$306	$(617)
Deferred tax (benefit) expense
Federal	$(417)	$(124)	$(2,373)	$188
State and local	156	(39)	3	79
Foreign	(117)	(170)	(157)	(45)
Total deferred tax (benefit) expense	$(378)	$(333)	$(2,527)	$222
Benefit from income taxes on continuing operations	(71)	(31)	(2,221)	(395)
Net (loss) income from continuing operations	$(351)	$(6,775)	$1,760	$358

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	Successor			Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%	35.0%
Equity earning effect	0.1	0.1	1.9	(2.7)
Effective tax rates on international operations - net [1]	(13.8)	0.4	24.3	244.9
Acquisitions, divestitures and ownership restructuring activities [2,3,4]	(8.0)	(2.3)	63.0	(64.7)
U.S. research and development credit	5.2	0.1	1.4	24.4
Exchange gains/losses [5]	(1.3)	(1.3)	(8.8)	650.1
SAB 118 Impact of Enactment of U.S. Tax Reform[6]	—	(3.0)	371.2	—
Impact of Swiss Tax Reform[7]	8.9	—	—	—
Excess tax benefits (tax deficiency) from stock compensation	(0.5)	0.1	1.0	38.3
Tax settlements and expiration of statute of limitations[8]	2.9	(0.1)	—	146.4
Goodwill impairment [9]	—	(15.2)	—	—
Other - net	2.3	0.7	(7.2)	(4.1)
Effective tax rate	16.8%	0.5%	481.8%	1,067.6%

1.
Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results.

2.	See Notes 4 - Common Control Business Combination, and Note 5 - Divestitures and Other Transactions, of the Corteva, Inc. Consolidated Financial Statements for additional information.

3.	Includes a net tax charge of $50 million related to repatriation activities to facilitate the Business Separations for the year ended December 31, 2018.

4.
Includes a net tax charge of $25 million and a net tax benefit of $261 million for the year ended December 31, 2018 and the period September 1 through December 31, 2017, respectively, related to an internal legal entity restructuring associated with the Business Separations.

5.
Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 9 - Supplementary Information, and Note 22 - Financial Instruments, of the Corteva, Inc. Consolidated Financial Statements under the heading Foreign Currency Risk.

6.
Reflects a net tax benefit of $2,067 million and a net tax charge of $164 million associated with the company's completion of the accounting for the tax effects of The Act for the period September 1 through December 31, 2017 and the year ended December 31, 2018, respectively.

7.	Reflects tax benefits of $38 million associated with the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform").

8.
The period January 1 through August 31, 2017 includes a tax benefit of $46 million related to changes in accruals for certain prior year tax positions and the tax effect of the associated accrued interest reversals.

9.
Reflects the impact of the non-tax-deductible, non-cash impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil for the year ended December 31, 2018.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page F-88 of the Corteva, Inc. Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile segment pro forma operating EBITDA to income from continuing operations after income taxes as differences exist between Corteva, Inc. and EID.

Reconciliation to Consolidated Financial Statements

Loss from continuing operations after income taxes to pro forma segment operating EBITDA[1] (In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Loss from continuing operations after income taxes	$(351)	$(6,775)
Benefit from income taxes on continuing operations	(71)	(31)
Loss from continuing operations before income taxes	(422)	(6,806)
Depreciation and amortization	1,000	909
Interest income	(59)	(86)
Interest expense	242	337
Exchange losses - net [2]	66	77
Non-operating benefits - net	(129)	(211)
Goodwill impairment charge	—	4,503
Significant items	991	1,346
Pro forma adjustments	298	2,003
Corporate expenses	119	141
Pro forma segment operating EBITDA	$2,106	$2,213

1.	Segment operating EBITDA for all periods is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

2.
Excludes a $(33) million foreign exchange loss for the year ended December 31, 2019 associated with the devaluation of the Argentine peso and a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as they are included within significant items. See Note 9 - Supplementary Information, of the Corteva, Inc. Consolidated Financial Statements for additional information.

As a result of the common control combination with DAS and the push-down accounting reflecting the fair value of EID's assets and liabilities at The Merger Effectiveness Time, the company has concluded it is impracticable to separately report segment results for the Successor 2017 and Predecessor 2017 periods.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 5 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The only difference between Corteva, Inc. and EID for Q1 2019 and prior quarters is the treatment of the preferred shares, which are treated as noncontrolling interests at the Corteva, Inc. level. For quarters subsequent to Q1 2019, in addition to the treatment of the preferred shares, there are differences in interest expense, (loss) income from continuing operations after income taxes, net and net (loss) income attributable to EID, as a result of the interest expense (and associated tax benefit) on the related party loan between Corteva, Inc. and EID. Refer to page F-92 of the Corteva, Inc. Consolidated Financial Statements for discussion of quarterly information that does not differ between Corteva, Inc. and EID. The tables below represent the quarterly information for EID for which there are differences from Corteva, Inc. Refer to page F-92 of the Corteva, Inc. Consolidated Financial Statements for discussion of significant items by quarter.

	For the quarter ended
In millions (unaudited)	March 31,	June 30,	September 30,	December 31,
2019
(Loss) income from continuing operations after income taxes	$(184)	$460	$(557)	$(70)
Net income (loss) attributable to EID	$166	$(626)	$(524)	$(46)
2018
Net (loss) income attributable to EID	$(105)	$697	$(5,119)	$(528)

As discussed in Note 1, Background and Basis of Presentation, of the Corteva, Inc. Consolidated Financial Statements, the company has recasted its financial statements for the divestiture of EID ECP, the divestiture of the EID Specialty Products Entities, and for the DAS common control business combination. Below is a reconciliation from the amounts previously reported in the company's quarterly reports on Form 10-Q or annual report on Form 10-K to the recasted amounts reported above for the applicable periods for those items for which differences exist between Corteva, Inc. and EID. Refer to page F-93 of the Corteva, Inc. Consolidated Financial Statements for reconciliations for those line items that do not differ between Corteva, Inc. and EID.

For the Quarter Ended March 31, 2019
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	EID
Income (loss) from continuing operations after income taxes	$89	$(369)	$96	$(184)
Net income attributable to EID	$85	$(9)	$90	$166

For the Quarter Ended December 31, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	EID
Net loss attributable to EID	$(354)	$(25)	$(149)	$(528)

For the Quarter Ended March 31, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	EID
Net loss attributable to EID	$(228)	$1	$122	$(105)

1.
Reflects discontinued operations of EID's ECP and Specialty Products businesses and adjustments primarily related to the elimination of intercompany transactions between Historical EID and Dow AgroSciences for periods subsequent to the Merger, as if they were combined affiliates.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.