Form 10-Q
period 2020-03-31
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2020-05-07
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Corteva, Inc.                                          Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 748,370,000 shares of common stock, par value $0.01 per share, outstanding at April 30, 2020.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at April 30, 2020, all of which are held by Corteva, Inc.

E. I. du Pont de Nemours and Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

CORTEVA, INC.
E. I. DU PONT DE NEMOURS AND COMPANY

Explanatory Note

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont. The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

Corteva owns 100% of the outstanding common stock of EID, and EID owns, directly or indirectly, 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

• "Corteva" or "the company" refers to Corteva, Inc. and its consolidated subsidiaries (including EID);
• "EID" refers to E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate;
• "DowDuPont" refers to DowDuPont Inc., and its subsidiaries prior to the Separation of Corteva defined below;
• "Historical Dow" refers to the Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization defined below;
• "Historical DuPont" refers to EID prior to the Internal Reorganization, defined below;
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by EID and Historical Dow to realign its business into three groups: agriculture, materials science and specialty products.  These steps include:

1.
the April 1, 2019 transfer of the assets and liabilities aligned with EID’s material science businesses including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) to DowDuPont, which were ultimately conveyed by DowDuPont to Dow;

2.	the May 1, 2019 distribution of EID legal entities containing the assets and liabilities of EID’s specialty products business (the “EID Specialty Products Entities”) to DowDuPont;

3.	the May 2, 2019 conveyance of Dow Ag Entities to EID; and

4.	the May 31, 2019 contribution of EID to Corteva, Inc. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
• "Dow Distribution" refers to the separation of DowDuPont's materials science business into a separate and independent public company, effective as of 5:00 pm ET on April 1, 2019, by way of a distribution of Dow Inc. through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock, as of the close of business on March 21, 2019;
• "Distributions" refers to the Dow Distribution and the Corteva Distribution;
• "Merger” refers to the all-stock merger of equals strategic combination between Historical Dow and EID;
• "Merger Effectiveness Time” refers to August 31, 2017 at 11:59 pm ET;
• "Dow" refers to Dow Inc. after the Dow Distribution;
• "DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva; and
• "DAS" refers to the agriculture business of Historical Dow, Dow AgroSciences.

On June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. Beginning on June 3, 2019, Corteva's common stock is traded on the New York Stock Exchange under the ticker symbol "CTVA".

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EID.  The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EID, except where otherwise indicated.

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 64. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2020	2019
Net sales	$3,956	$3,396
Cost of goods sold	2,269	2,211
Research and development expense	280	299
Selling, general and administrative expenses	757	735
Amortization of intangibles	163	101
Restructuring and asset related charges - net	70	61
Integration and separation costs	—	212
Other income - net	1	31
Interest expense	10	59
Income (loss) from continuing operations before income taxes	408	(251)
Provision for (benefit from) income taxes on continuing operations	127	(67)
Income (loss) from continuing operations after income taxes	281	(184)
Income from discontinued operations after income taxes	1	360
Net income	282	176
Net income attributable to noncontrolling interests	10	12
Net income attributable to Corteva	$272	$164
Basic earnings per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.36	$(0.26)
Basic earnings per share of common stock from discontinued operations	—	0.48
Basic earnings per share of common stock	$0.36	$0.22
Diluted earnings per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.36	$(0.26)
Diluted earnings per share of common stock from discontinued operations	—	0.48
Diluted earnings per share of common stock	$0.36	$0.22

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In millions)	Three Months Ended March 31,
	2020	2019
Net income	$282	$176
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(672)	(72)
Adjustments to pension benefit plans	—	(3)
Adjustments to other benefit plans	3	—
Derivative instruments	6	1
Total other comprehensive loss	(663)	(74)
Comprehensive (loss) income	(381)	102
Comprehensive income attributable to noncontrolling interests - net of tax	10	12
Comprehensive (loss) income attributable to Corteva	$(391)	$90

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,963	$1,764	$1,759
Marketable securities	10	5	5
Accounts and notes receivable - net	6,775	5,528	6,507
Inventories	4,401	5,032	5,019
Other current assets	1,530	1,190	1,318
Assets of discontinued operations - current	—	—	9,453
Total current assets	14,679	13,519	24,061
Investment in nonconsolidated affiliates	64	66	77
Property, plant and equipment - net of accumulated depreciation (March 31, 2020 - $3,406; December 31, 2019 - $3,326; March 31, 2019 - $2,970)	4,358	4,546	4,521
Goodwill	10,027	10,229	10,203
Other intangible assets	11,241	11,424	11,961
Deferred income taxes	273	287	294
Other assets	2,336	2,326	2,368
Assets of discontinued operations - non-current	—	—	56,617
Total Assets	$42,978	$42,397	$110,102
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,996	$7	$3,201
Accounts payable	3,021	3,702	3,120
Income taxes payable	143	95	195
Accrued and other current liabilities	4,039	4,434	4,061
Liabilities of discontinued operations - current	—	—	3,501
Total current liabilities	9,199	8,238	14,078
Long-Term Debt	614	115	6,297
Other Noncurrent Liabilities
Deferred income tax liabilities	911	920	1,523
Pension and other post employment benefits - noncurrent	6,186	6,377	5,554
Other noncurrent obligations	1,989	2,192	2,064
Liabilities of discontinued operations - non-current	—	—	5,512
Total noncurrent liabilities	9,700	9,604	20,950
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2020 - 748,369,000; and December 31, 2019 - 748,577,000	7	7
Additional paid-in capital	27,906	27,997
Divisional equity			78,005
Accumulated deficit	(155)	(425)
Accumulated other comprehensive loss	(3,933)	(3,270)	(3,434)
Total Corteva stockholders’ equity	23,825	24,309	74,571
Noncontrolling interests	254	246	503
Total equity	24,079	24,555	75,074
Total Liabilities and Equity	$42,978	$42,397	$110,102
See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$282	$176
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	283	726
Provision for (benefit from) deferred income tax	26	(220)
Net periodic pension benefit	(102)	(75)
Pension contributions	(28)	(50)
Net loss (gain) on sales of property, businesses, consolidated companies and investments	46	(65)
Restructuring and asset related charges - net	70	106
Amortization of inventory step-up	—	205
Other net loss	138	92
Changes in operating assets and liabilities - net	(2,645)	(2,436)
Cash used for operating activities	(1,930)	(1,541)
Investing activities
Capital expenditures	(128)	(663)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	11	125
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(67)	(16)
Proceeds from sales and maturities of investments	58	36
Other investing activities - net	(4)	(5)
Cash used for investing activities	(130)	(502)
Financing activities
Net change in borrowings (less than 90 days)	1,619	814
Proceeds from debt	875	1,000
Payments on debt	(1)	(284)
Repurchase of common stock	(50)	—
Proceeds from exercise of stock options	14	35
Dividends paid to stockholders	(97)	—
Distributions to DowDuPont	—	(317)
Contributions from Dow	—	88
Other financing activities	(16)	(24)
Cash provided by financing activities	2,344	1,312
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(117)	20
Increase (decrease) in cash, cash equivalents and restricted cash	167	(711)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024
Cash, cash equivalents and restricted cash at end of period[1]	$2,340	$4,313
1. See page 19 for reconciliation of cash and cash equivalents and restricted cash presented in interim Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$78,020	$—	$(3,360)	$—	$493	$75,153
Net income			164				12	176
Other comprehensive loss					(74)			(74)
Distributions to DowDuPont			(317)					(317)
Issuance of DowDuPont stock			35					35
Share-based compensation			18					18
Contributions from Dow			88					88
Other - net			(3)				(2)	(5)
Balance at March 31, 2019	$—	$—	$78,005	$—	$(3,434)	$—	$503	$75,074

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	(Accumulated deficit) Retained Earnings	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$27,997		$(425)	$(3,270)	$—	$246	$24,555
Net income				272			10	282
Other comprehensive loss					(663)			(663)
Common dividends ($0.13 per share)		(97)						(97)
Issuance of Corteva stock		14						14
Share-based compensation		2						2
Common Stock Repurchase		(50)						(50)
Other - net		40		(2)			(2)	36
Balance at March 31, 2020	$7	$27,906		$(155)	$(3,933)	$—	$254	$24,079

See Notes to the Consolidated Financial Statements beginning on page 8.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2019, collectively referred to as the “2019 Annual Report.”  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation.  On April 1, 2019, EID completed the transference of the assets and liabilities aligned with EID’s materials science business, including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow. On May 1, 2019, EID completed the transfer of the assets and liabilities aligned with the EID’s specialty products business to separate legal entities (“EID Specialty Products Entities”), which were then distributed to DowDuPont.

In accordance with GAAP, the financial position and results of operations of EID ECP and the EID Specialty Products Entities are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows, comprehensive (loss) income, and equity related to EID ECP and the EID Specialty Products Entities have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Equity, respectively, for all periods presented. Amounts related to EID ECP and the EID Specialty Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 3 - Divestitures and Other Transactions, for additional information.

Prior to the Corteva Distribution, these combined financial statements were derived from the consolidated financial statements and accounting records of EID as well as the carve-out financial statements of DAS. The DAS carve-out financial statements reflect the historical results of operations, financial position, and cash flows of Historical Dow's Agricultural Sciences Business and include allocations of certain expenses for services from Historical Dow, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance, and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated under the basis of headcount or other measures. Beginning in the second quarter 2019, the financial statements are presented on a consolidated basis.

The company's Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 consist of Corteva, Inc. and its consolidated subsidiaries. The company's Condensed Consolidated Balance Sheet at March 31, 2019 consists of the combined balances of Historical EID and DAS. The Balance Sheets will be referred to as the "Condensed Consolidated Balance Sheets" throughout this document.

The company's Consolidated Statements of Operations (the "Consolidated Statements of Operations") for all periods prior to April 30, 2019 consist of the combined results of operations for Historical EID and DAS. The Consolidated Statements of Operations for all periods after May 1, 2019 represent the consolidated balances of the company. Intercompany balances and transactions with Historical EID and DAS have been eliminated.

During the first quarter 2020, the company recorded an increase of $40 million to Additional Paid-in Capital relating to net assets recorded as transferred as part of the 2019 Internal Reorganizations that were retained.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
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

The company adopted the guidance in the first quarter of 2020. The primary impact of adoption related to the credit losses on accounts and notes receivable, which is applied using a cumulative-effect adjustment in the period of adoption, and prior periods are not restated. The adoption of ASU 2016-13 did not have a material impact on the company’s financial position, results of operations or cash flows. See Note 10 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements for additional information.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The company adopted this guidance on January 1, 2020 and it did not have a material impact on the company’s financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the company's financial position, results of operations or cash flows, and will apply to future changes.

Accounting Guidance Issued But Not Adopted as of March 31, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, however all amended guidance must be adopted in the same period and should be reflected as of the beginning of the annual period if initially adopted and applied during an interim period. The company is currently evaluating the impact of adopting this guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - DIVESTITURES AND OTHER TRANSACTIONS

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the Separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions (collectively, the "Separation Agreements"). For further details on the Separation Agreements, refer to the 2019 Annual Report.

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2020, the indemnification assets are $25 million within accounts and notes receivable - net and $54 million within other assets in the interim Condensed Consolidated Balance Sheet. At March 31, 2020, the indemnification liabilities are $8 million within accrued and other current liabilities and $69 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2020, the indemnification assets are $30 million within accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheet. At March 31, 2020, the indemnification liabilities are $158 million within accrued and other current liabilities and $13 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

EID ECP Divestiture
As discussed in Note 1 - Summary of Significant Accounting Policies, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to Dow.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

(In millions)	Three Months Ended March 31, 2019
Net sales	$362
Cost of goods sold	259
Research and development expense	4
Selling, general and administrative expenses	9
Amortization of intangibles	23
Restructuring and asset related charges - net	2
Integration and separation costs	44
Other income - net	2
Income from discontinued operations before income taxes	23
Provision for income taxes on discontinued operations	4
Income from discontinued operations after income taxes	$19

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to EID ECP:

(In millions)	Three Months Ended March 31, 2019
Depreciation	$28
Amortization of intangibles	$23
Capital expenditures	$16

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at March 31, 2019 related to EID ECP consist of the following:

(In millions)	March 31, 2019
Cash and cash equivalents	$32
Accounts and notes receivable - net	221
Inventories	448
Other current assets	25
Total current assets of discontinued operations	726
Investment in nonconsolidated affiliates	109
Property, plant and equipment - net	753
Goodwill	3,585
Other intangible assets	1,118
Deferred income taxes	15
Other assets	5
Non-current assets of discontinued operations	5,585
Total assets of discontinued operations	$6,311
Short-term borrowings and finance lease obligations	2
Accounts payable	187
Income tax payable	9
Accrued and other current liabilities	26
Total current liabilities of discontinued operations	224
Long-term Debt	2
Deferred income tax liabilities	374
Pension and other post employment benefits - noncurrent	5
Other noncurrent obligations	4
Non-current liabilities of discontinued operations	385
Total liabilities of discontinued operations	$609

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EID Specialty Products Divestiture
As discussed in Note 1 - Summary of Significant Accounting Policies, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of EID Specialty Products Entities to DuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

(In millions)	Three Months Ended March 31, 2019
Net sales	$3,816
Cost of goods sold	2,535
Research and development expense	153
Selling, general and administrative expenses	401
Amortization of intangibles	201
Restructuring and asset related charges - net	43
Integration and separation costs	164
Other income - net	120
Income from discontinued operations before income taxes	439
Provision for income taxes on discontinued operations	98
Income from discontinued operations after income taxes	$341

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

(In millions)	Three Months Ended March 31, 2019
Depreciation	$216
Amortization of intangibles	$201
Capital expenditures	$423

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at March 31, 2019 related to the EID Specialty Products Entities consist of the following:

(In millions)	March 31, 2019
Cash and cash equivalents	$2,042
Marketable securities	13
Accounts and notes receivable - net	2,722
Inventories	3,640
Other current assets	310
Total current assets of discontinued operations	8,727
Investment in nonconsolidated affiliates	1,192
Property, plant and equipment - net	8,061
Goodwill	28,194
Other intangible assets	12,822
Deferred income taxes	106
Other assets	657
Non-current assets of discontinued operations	51,032
Total assets of discontinued operations	$59,759
Short-term borrowings and finance lease obligations	16
Accounts payable	2,075
Income taxes payable	47
Accrued and other current liabilities	1,139
Total current liabilities of discontinued operations	3,277
Long-term Debt	25
Deferred income tax liabilities	3,408
Pension and other post employment benefits - noncurrent	1,084
Other noncurrent obligations	610
Non-current liabilities of discontinued operations	5,127
Total liabilities of discontinued operations	$8,404

NOTE 4 - REVENUE

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2020, the company had remaining performance obligations related to material rights granted to customers for contract renewal options of $106 million ($108 million and $100 million at December 31, 2019 and March 31, 2019, respectively). The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

Contract Balances	March 31, 2020	December 31, 2019	March 31, 2019
(In millions)
Accounts and notes receivable - trade[1]	$5,779	$4,396	$5,060
Contract assets - current[2]	$20	$20	$18
Contract assets - noncurrent[3]	$49	$49	$46
Deferred revenue - current[4]	$1,996	$2,584	$2,057
Deferred revenue - noncurrent[5]	$104	$108	$103

1.	Included in accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheets.

2.	Included in other current assets in the interim Condensed Consolidated Balance Sheets.

3.	Included in other assets in the interim Condensed Consolidated Balance Sheets.

4.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheets.

5.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2020 from amounts included in deferred revenue at the beginning of the period was $822 million ($677 million in the three months ended March 31, 2019).

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended March 31,
(In millions)	2020	2019
Corn	$1,864	$1,468
Soybean	181	131
Other oilseeds	248	225
Other	162	143
Seed	2,455	1,967
Herbicides	823	771
Insecticides	378	377
Fungicides	229	220
Other	71	61
Crop Protection	1,501	1,429
Total	$3,956	$3,396

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2020	2019
North America[1]	$1,290	$913
EMEA[2]	881	804
Latin America	216	178
Asia Pacific	68	72
Total	$2,455	$1,967

Crop Protection	Three Months Ended March 31,
(In millions)	2020	2019
North America[1]	$475	$479
EMEA[2]	586	560
Latin America	218	187
Asia Pacific	222	203
Total	$1,501	$1,429

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $185 million, comprised of approximately $125 million of asset related charges (of which $30 million relates to asset retirement obligations), and $60 million of severance and related benefit costs. Of the $185 million, approximately $110 million relates to crop protection, $15 million relates to seed, and $60 million relates to corporate expenses. Future cash payments related to this charge are anticipated to be approximately $90 million, primarily related to the payment of severance and related benefits and asset retirement obligations.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

Three Months Ended March 31,
(In millions)	2020
Seed	$3
Crop Protection	18
Corporate expenses	42
Total	$63

A reconciliation of the December 31, 2019 to the March 31, 2020 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Total
Balance at December 31, 2019	$—	$—	$—
Charges to income from continuing operations for the three months ended March 31, 2020	42	21	63
Asset write-offs	—	(15)	(15)
Balance at March 31, 2020	$42	$6	$48

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition to the above, the company has recorded asset retirement obligations of $27 million as of March 31, 2020. The asset retirement obligations relate to the company’s required demolition and removal for buildings and equipment at third party leased sites and will be recognized as asset related charges over the remaining useful lives of the related assets.  The company’s leases require these assets be removed from leased land within 12-24 months of operations being ceased. The company expects operations will cease in 2020 and the assets will be removed within the contractual timeframe.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions. The company recorded pre-tax restructuring charges of $842 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $319 million, contract termination costs of $193 million, and asset write-downs and write-offs of $330 million. The company does not anticipate any additional material charges under the Synergy Program. Actions associated with the Synergy Program, including employee separations, were substantially complete by the end of 2019.

The Synergy Program (benefits) charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Seed	$(3)	$24
Crop Protection	—	27
Corporate expenses	—	11
Total	$(3)	$62

The below is a summary of (benefits) charges incurred related to the Synergy Program for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Severance and related benefit costs	$—	$14
Contract termination charges	—	20
Asset related (benefits) charges	(3)	28
Total restructuring and asset related (benefits) charges - net	$(3)	$62

A reconciliation of the December 31, 2019 to the March 31, 2020 liability balances related to the Synergy Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities[1]	Asset Related (Benefits) Charges	Total
Balance at December 31, 2019	$29	$40	$—	$69
Payments	(6)	—	2	(4)
Asset write-offs	—	—	(2)	(2)
Balance at March 31, 2020	$23	$40	$—	$63

1.	Relates primarily to contract terminations charges.

Other Asset Related Charges
During the three months ended March 31, 2020, the company recognized $10 million in restructuring and asset related charges, net in the interim consolidated statement of operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RELATED PARTIES

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reports transactions with Historical Dow and its affiliates as related party transactions.

Purchases from Historical Dow and its affiliates were $42 million for the three months ended March 31, 2019.

Transactions with DowDuPont
In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of $317 million for the three months ended March 31, 2019, primarily to fund a portion of DowDuPont's dividend payment.

In addition, at March 31, 2019, EID had a payable to DowDuPont of $103 million included in accounts payable in the interim Condensed Consolidated Balance Sheet related to its estimated tax liability for the period beginning with the Merger through the date of the Dow Distribution, during which time the parties filed a consolidated United States ("U.S.") tax return. See Note 8 - Income Taxes, for additional information.

NOTE 7 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended March 31,
(In millions)	2020	2019
Interest income	$18	$16
Equity in losses of affiliates - net	(1)	—
Net loss on sales of businesses and other assets[1]	(46)	(13)
Net exchange losses	(61)	(27)
Non-operating pension and other post employment benefit credit[2]	91	51
Miscellaneous income (expenses) - net	—	4
Other income - net	$1	$31

1.
Includes a loss of $(53) million relating to the expected sale of the La Porte site, for which the company signed an agreement during the three months ended March 31, 2020 and a loss of $(24) million relating to DAS’s sale of a joint venture related to synergy actions for the three months ended March 31, 2019.

2.	Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, and settlement loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(In millions)	Three Months Ended March 31,
	2020	2019
Subsidiary Monetary Position Losses
Pre-tax exchange losses	$(226)	$(10)
Local tax benefits (expenses)	23	(10)
Net after-tax impact from subsidiary exchange losses	$(203)	$(20)

Hedging Program Gains (Losses)
Pre-tax exchange gains (losses)	$165	$(17)
Tax (expenses) benefits	(40)	4
Net after-tax impact from hedging program exchange gains (losses)	$125	$(13)

Total Exchange Losses
Pre-tax exchange losses	$(61)	$(27)
Tax expenses	(17)	(6)
Net after-tax exchange losses	$(78)	$(33)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows.

(In millions)	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$1,963	$1,764	$1,759
Restricted cash	377	409	438
Total cash, cash equivalents and restricted cash	2,340	2,173	2,197
Cash and cash equivalents of discontinued operations[1]	—	—	2,074
Restricted cash of discontinued operations[2]	—	—	42
Total cash, cash equivalents and restricted cash	$2,340	$2,173	$4,313

1.	Refer to Note 3 - Divestitures and Other Transactions, for additional information.

2.	Amount included in other current assets within assets of discontinued operations - current. Refer to Note 3 - Divestitures and Other Transactions, for additional information.

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at March 31, 2020, December 31, 2019, and March 31, 2019 is related to the Trust.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - INCOME TAXES

For periods between the Merger Effectiveness Time and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income.  Corteva, DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax matters agreement. See Note 3 - Divestitures and Other Transactions, for further information related to indemnifications between Corteva, Dow and DuPont.

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

During the three months ended March 31, 2019, the company recognized a tax charge of $32 million to provision for (benefit from) income taxes on continuing operations related to U.S. state blended tax rate changes associated with the Internal Reorganizations.

During the three months ended March 31, 2019, the company recognized a tax benefit of $102 million to provision for (benefit from) income taxes on continuing operations, related to an internal legal entity restructuring associated with the Internal Reorganizations.

For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 7 - Supplementary Information.

NOTE 9 - EARNINGS PER SHARE OF COMMON STOCK

On June 1, 2019, the date of the Corteva Distribution, 748,815,000 shares of the company’s common stock were distributed to DowDuPont shareholders of record as of May 24, 2019.

The following tables provide earnings per share calculations for the periods indicated below:

Net Income for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended March 31
(In millions)	2020	2019
Income (loss) from continuing operations after income taxes	$281	$(184)
Net income attributable to continuing operations noncontrolling interests	10	8
Income (loss) from continuing operations available to Corteva common stockholders	271	(192)
Income from discontinued operations, net of tax	1	360
Net income attributable to discontinued operations noncontrolling interests	—	4
Income from discontinued operations available to Corteva common stockholders	1	356
Net income available to common stockholders	$272	$164

Earnings Per Share Calculations - Basic	Three Months Ended March 31
(Dollars per share)	2020	2019
Earnings (loss) per share of common stock from continuing operations	$0.36	$(0.26)
Earnings per share of common stock from discontinued operations	—	0.48
Earnings per share of common stock	$0.36	$0.22

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Earnings Per Share Calculations - Diluted	Three Months Ended March 31
(Dollars per share)	2020	2019
Earnings (loss) per share of common stock from continuing operations	$0.36	$(0.26)
Earnings per share of common stock from discontinued operations	—	0.48
Earnings per share of common stock	$0.36	$0.22

Share Count Information	Three Months Ended March 31
(Shares in millions)	2020	2019
Weighted-average common shares - basic[1]	749.9	749.4
Plus dilutive effect of equity compensation plans[2]	2.6	—
Weighted-average common shares - diluted	752.5	749.4
Potential shares of common stock excluded from EPS calculations[3]	9.1	—

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

3.	These outstanding potential shares of common stock were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2020	December 31, 2019	March 31, 2019
Accounts receivable – trade[1]	$5,367	$4,225	$4,683
Notes receivable – trade[2]	412	171	377
Other[3]	996	1,132	1,447
Total accounts and notes receivable - net	$6,775	$5,528	$6,507

1.
Accounts receivable – trade is net of allowances of $203 million at March 31, 2020, $174 million at December 31, 2019, and $148 million at March 31, 2019. Allowances are equal to the estimated expected credit losses. The estimate at March 31, 2020 was developed using a loss-rate method. The estimate at December 31, 2019 and March 31, 2019 is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2020, December 31, 2019, and March 31, 2019 there were no additional exposures requiring a reserve in excess of what is already reserved, nor were there any significant impairments related to current loan agreements.

3.
Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $140 million, $119 million, and $135 million as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2020:

(In millions)
Balance at December 31, 2019	$174
Additions charged to expenses	60
Write-offs charged against allowance	(1)
Recoveries collected	(30)
Balance at March 31, 2020	$203

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Trade receivables sold under these agreements were $15 million and $3 million for the three months ended March 31, 2020 and 2019. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2020, December 31, 2019, and March 31, 2019 were $43 million, $171 million, and $25 million, respectively. The net proceeds received are included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. The loss on sale of receivables was $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively. The guarantee obligations recorded as of March 31, 2020, December 31, 2019, and March 31, 2019 in the interim Condensed Consolidated Balance Sheets were not material. See Note 14 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTE 11 - INVENTORIES

(In millions)	March 31, 2020	December 31, 2019	March 31, 2019
Finished products	$2,721	$2,684	$3,266
Semi-finished products	1,260	1,850	1,350
Raw materials and supplies	420	498	403
Total inventories	$4,401	$5,032	$5,019

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. During the three months ended March 31, 2019, the company recognized $205 million of these costs in cost of goods sold within loss from continuing operations before income taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	March 31, 2020			December 31, 2019			March 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm[1]	$6,265	$(126)	$6,139	$6,265	$(63)	$6,202
Customer-related	1,956	(293)	1,663	1,977	(268)	1,709	$1,977	$(182)	$1,795
Developed technology	1,463	(409)	1,054	1,463	(370)	1,093	1,411	(202)	1,209
Trademarks/trade names	166	(88)	78	166	(86)	80	172	(86)	86
Favorable supply contracts	475	(231)	244	475	(207)	268	475	(135)	340
Other[2]	400	(218)	182	404	(213)	191	530	(289)	241
Total other intangible assets with finite lives	10,725	(1,365)	9,360	10,750	(1,207)	9,543	4,565	(894)	3,671

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	146	—	146
Germplasm[1]							6,265	—	6,265
Trademarks / trade names	1,871	—	1,871	1,871	—	1,871	1,871	—	1,871
Other	—	—	—	—	—	—	8	—	8
Total other intangible assets	1,881	—	1,881	1,881	—	1,881	8,290	—	8,290
Total	$12,606	$(1,365)	$11,241	$12,631	$(1,207)	$11,424	$12,855	$(894)	$11,961

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $163 million and $101 million for the three months ended March 31, 2020 and 2019, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2020 and each of the next five years is approximately $495 million, $649 million, $628 million, $546 million, $532 million and $495 million, respectively.

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	March 31, 2020	December 31, 2019	March 31, 2019
Commercial paper	$1,918	$—	$2,587
Repurchase facility	30	—	19
Other loans - various currencies	45	2	80
Long-term debt payable within one year	1	1	479
Finance lease obligations payable within one year	2	4	36
Total short-term borrowings and finance lease obligations	$1,996	$7	$3,201

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The weighted-average interest rate on short-term borrowings outstanding at March 31, 2020, December 31, 2019, and March 31, 2019 was 2.0%, 6.7% and 2.6%, respectively. The decrease in the weighted-average interest rate was primarily due to lower average commercial paper interest.

Repurchase Facility
In February 2020, the company entered into a new committed receivable repurchase facility of up to $1.3 billion (the "2020 Repurchase Facility") which expires in December 2020. Under the 2020 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2020 Repurchase Facility is considered a secured borrowing with the customer notes receivable inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2020 Repurchase Facility have an interest rate of LIBOR + 0.75 percent.

As of March 31, 2020, $32 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2020 Repurchase Facility of $30 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

Revolving Credit Facilities
In November 2018, EID entered into a $3.0 billion 5-year revolving credit facility and a $3.0 billion 3-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

In March 2020, the Company drew down $500 million under the $3.0 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the novel coronavirus ("COVID-19"). Unused commitments under the 3-year revolving credit facility were $2.5 billion as of March 31, 2020. The company elected a 6 month LIBOR interest rate option for the $500 million borrowing.  Borrowings outstanding under the 3-year revolving credit facility as of March 31, 2020 bore interest at an all-in-rate of 1.99% per annum.

Under the Revolving Credit Facilities, all amounts borrowed, absence any event of default, are not required to be repaid until the commitment termination date which is May 2022 for the 3-year revolving credit facility and May 2024 for the 5-year revolving credit facility, despite the interest rate option elected.  As a result, borrowings under the Revolving Credit Facilities as of March 31, 2020 are reflected as long-term debt in the interim Condensed Consolidated Balance Sheet.

The fair value of the company’s long-term borrowings, including debt due within one year, was $612 million, $119 million, and $6,830 million as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively, and was determined using quoted market prices for the same or similar issues, or current rates offered to the company for debt of the same remaining maturities (Level 2 inputs).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of March 31, 2020, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 26 and 11 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2020, December 31, 2019 and March 31, 2019, the company had directly guaranteed $90 million, $97 million, and $294 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the total maximum future payments at March 31, 2020, less than $1 million had terms greater than a year. The maximum future payments also include $17 million, $16 million, and $12 million of guarantees related to the various factoring agreements that the company enters into with its customer to sell its trade receivables at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. See Note 10 - Accounts and Notes Receivable, Net, for additional information.

The maximum future payments include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total accounts receivable balance outstanding on these agreements was $125 million, $27 million and $63 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

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

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. See Note 3 - Divestitures and Other Transactions, for additional information related to indemnifications.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concurrent with the MDL Settlement (as discussed below), EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for five years, which began on July 6, 2017. During the five years, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five years, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement. There have been no charges incurred by the company under this amendment through March 31, 2020.

On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery ("Chancery Court") against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the grounds that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. On March 30, 2020, the Chancery Court granted the motion to dismiss made by DuPont, Corteva, and EID. Chemours filed its notice of appeal of the Chancery Court's decision on April 17, 2020. The company believes the probability of liability with respect to Chemours' suit continues to be remote. For additional information regarding environmental indemnification, see discussion on page 29.

At March 31, 2020, the indemnification assets pursuant to the Chemours Separation Agreement are $60 million within accounts and notes receivable - net and $294 million within other assets along with the corresponding liabilities of $60 million within accrued and other current liabilities and $294 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and (ii) Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 3 - Divestitures and Other Transactions, for additional information relating to the Separation

DuPont
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment. While it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued, any such liabilities are not expected to be material. As discussed, EID is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $20 million and an indemnification asset of $20 million at March 31, 2020, related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2020, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At March 31, 2020, approximately 60 lawsuits were pending alleging personal injury, mostly kidney or testicular cancer, from exposure to PFOA through air or water, with nearly all part of the MDL or were not filed on behalf of Leach class members. The first two trials concluded in February 2020. The first trial, a kidney cancer case, resulted in a hung jury, while the second, a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium. Following entry of the judgment by the court, EID intends to file post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. EID believes the merits of the appeal will be successful in reducing the jury verdict or eliminating its liability, in whole or part. Six additional cases are scheduled for trial in August 2020.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New York. EID is a defendant in about 60 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and 3M supplied some of the materials used at these facilities. EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EID was served with complaints filed by six water districts in Nassau County, New York alleging that the drinking water they provide to customers is contaminated with PFAS and seeking reimbursement for clean-up costs.

New Jersey. At March 31, 2020, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

Aqueous Firefighting Foams. Approximately 530 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 180 of these personal injury cases were filed on behalf of firefighters who allege personal injuries (primarily, thyroid disease and kidney, testicular and other cancers) as a result of aqueous firefighting foams. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. While Chemours is defending EID for all claims except those for fraudulent conveyance, it has declined defense and indemnity to Corteva on all claims.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EID was served with subpoenas relating to these discharges and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations could result in penalties or sanctions, or that additional litigation will be instituted against Chemours, EID, or both. EID continues to cooperate with the U.S. Attorney’s Office.

At March 31, 2020, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. The other action is on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site. The plaintiffs’ claims for medical monitoring, punitive damages, public nuisance, trespass, unjust enrichment, failure to warn, and negligent manufacture have all been dismissed.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At March 31, 2020, Chemours, with reservations, is defending and indemnifying EID in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2020, the company had accrued obligations of $359 million for probable environmental remediation and restoration costs, including $51 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $630 million above the amount accrued at March 31, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 26.

The above noted $359 million accrued obligations includes the following:

	As of March 31, 2020
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$164	$164	$289
Other discontinued or divested businesses obligations[1]	—	91	223

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	34	34	62

Environmental remediation liabilities not subject to indemnity	—	70	56
Total	$198	$359	$630

1.	Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page 26, under Corteva Separation Agreement.

2.	The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.

3.
Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY

Common Stock
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

Set forth below is a reconciliation of common stock share activity:

Shares of common stock	Issued
Balance January 1, 2020	748,577,000
Issued	1,657,000
Repurchased and retired	(1,865,000)
Balance March 31, 2020	748,369,000

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the three months ended March 31, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million, with the last purchase completed on March 10, 2020.

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

Noncontrolling Interest
Corteva, Inc. owns 100% of the outstanding common shares of EID. However, EID does have preferred stock outstanding to third parties which is accounted for as a non-controlling interest in Corteva's interim Condensed Consolidated Balance Sheets. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

Below is a summary of the EID Preferred Stock at March 31, 2020, December 31, 2019, and March 31, 2019, which is classified as noncontrolling interests in Corteva's interim Condensed Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive Loss
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2019
Balance January 1, 2019	$(2,793)	$(26)	$(620)	$79	$(3,360)
Other comprehensive loss before reclassifications	(72)	(4)	(4)	—	(80)
Amounts reclassified from accumulated other comprehensive loss	—	5	1	—	6
Net other comprehensive (loss) income	(72)	1	(3)	—	(74)
Balance March 31, 2019	$(2,865)	$(25)	$(623)	$79	$(3,434)

2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$(3,270)
Other comprehensive (loss) income before reclassifications	(672)	1	(2)	3	(670)
Amounts reclassified from accumulated other comprehensive loss	—	5	2	—	7
Net other comprehensive (loss) income	(672)	6	—	3	(663)
Balance March 31, 2020	$(2,616)	$8	$(1,247)	$(78)	$(3,933)

1.
The cumulative translation adjustment loss for the three months ended March 31, 2019 was primarily driven by strengthening of the USD against the European Euro (“EUR”) and the Brazilian Real (“BRL”). The cumulative translation adjustment loss for the three months ended March 31, 2020 was primarily driven by strengthening of the USD against the BRL and the South African Rand ("ZAR").

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended March 31,
	2020	2019
Derivative instruments	$5	$(3)
Pension benefit plans - net	(4)	(7)
Benefit from (provision for) income taxes related to other comprehensive income (loss) items	$1	$(10)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended March 31,
	2020	2019
Derivative Instruments[1]:	$7	$4
Tax (benefit) expense[2]	(2)	1
After-tax	$5	$5
Amortization of pension benefit plans:
Actuarial losses[3]	$1	1
Settlement loss[3]	2	—
Total before tax	3	1
Tax benefit[2]	(1)	—
After-tax	$2	$1
Total reclassifications for the period, after-tax	$7	$6

1.	Reflected in cost of goods sold.

2.	Reflected in provision for (benefit from) income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 16 - Pension Plans and Other Post Employment Benefits, for additional information.

NOTE 16 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended March 31,
(In millions)	2020	2019
Defined Benefit Pension Plans:
Service cost	$5	$20
Interest cost	141	208
Expected return on plan assets	(251)	(304)
Amortization of unrecognized loss	1	1
Settlement loss	2	—
Net periodic benefit credit - Total	$(102)	$(75)
Less: Discontinued operations[1]	—	(8)
Net periodic benefit credit - Continuing operations	$(102)	$(67)
Other Post Employment Benefits:
Service cost	$1	$2
Interest cost	16	23
Net periodic benefit cost - Continuing operations	$17	$25

1.	Includes non-service related components of net periodic benefit credit of $(21) million for the three months ended March 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - FINANCIAL INSTRUMENTS

At March 31, 2020, the company had $1,536 million ($1,293 million and $1,055 million at December 31, 2019 and March 31, 2019, respectively) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $10 million ($5 million and $5 million at December 31, 2019 and March 31, 2019, respectively) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the Condensed Consolidated Balance Sheets.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	March 31, 2020	December 31, 2019	March 31, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	$751	$—	$—
Commodity contracts	$418	$570	$351
Derivatives not designated as hedging instruments:
Foreign currency contracts	$644	$582	$1,442
Commodity contracts	$59	$—	$125

Foreign Currency Risk
The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes and to mitigate the exposure of certain investments in foreign subsidiaries against changes in the Euro/USD exchange rate. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments, investments and cash flows.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended March 31,
(In millions)	2020	2019
Beginning balance	$2	$(26)
Additions and revaluations of derivatives designated as cash flow hedges	(22)	(4)
Clearance of hedge results to earnings	5	5
Ending balance	$(15)	$(25)

At March 31, 2020, an after-tax net loss of $20 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

Foreign Currency Contracts
The company enters into forward contracts to hedge the foreign currency risk associated with forecasted transactions within certain foreign subsidiaries.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive loss:

Three Months Ended March 31,
(In millions)	2020
Beginning balance	$—
Additions and revaluations of derivatives designated as cash flow hedges	16
Ending balance	$16

At March 31, 2020, an after-tax net gain of $16 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
The company has designated €450 million of forward contracts to exchange EUR as net investment hedges. The purpose of these forward contracts is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges will expire and be settled in 2023, unless terminated early at the discretion of the Company.

The company elected to apply the spot method in testing for effectiveness of the hedging relationship.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$36	$—	$36
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	230	(110)	120
Total asset derivatives		$266	$(110)	$156

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$108	$(103)	$5
Total liability derivatives		$108	$(103)	$5

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		March 31, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$45	$(11)	$34
Total asset derivatives		$45	$(11)	$34

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$10	$(10)	$—
Total liability derivatives		$10	$(10)	$—

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Three Months Ended March 31,
(In millions)	2020	2019
Derivatives designated as hedging instruments:
Net Investment Hedges:
Foreign currency contracts	$9	$—
Cash flow hedges:
Foreign currency contracts	19	$—
Commodity contracts	(34)	$1
Total derivatives designated as hedging instruments	(6)	1
Total derivatives	$(6)	$1

1.	OCI is defined as other comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
(In millions)	Three Months Ended March 31,
	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$(7)	$(4)
Total derivatives designated as hedging instruments	(7)	(4)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	165	(17)
Commodity contracts[2]	9	6
Total derivatives not designated as hedging instruments	174	(11)
Total derivatives	$167	$(15)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in other income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 7 - Supplementary Information, for additional information.

NOTE 18 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

March 31, 2020	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,536
Marketable securities	10
Derivatives relating to:[2]
Foreign currency	266
Total assets at fair value	$1,812
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	108
Total liabilities at fair value	$108

December 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,293
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	25
Total assets at fair value	$1,323
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	43
Total liabilities at fair value	$43

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,055
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	45
Total assets at fair value	$1,105
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	10
Total liabilities at fair value	$10

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2. See Note 17 - Financial Instruments for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - SEGMENT INFORMATION
Segment operating EBITDA is the primary measure of segment profitability used by Corteva’s chief operating decision maker ("CODM"). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. For purposes of the three months ended March 31, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA for the first quarter of 2019 were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2020
Net sales	$2,455	$1,501	$3,956
Segment operating EBITDA	$581	$238	$819
Segment assets[1,2]	$25,857	$13,251	$39,108

2019
Net sales	$1,967	$1,429	$3,396
Pro forma segment operating EBITDA	$325	$220	$545
Segment assets[1]	$30,259	$9,782	$40,041

1.	Segment assets at December 31, 2019 were $25,387 million and $13,492 million for Seed and Crop Protection, respectively.
2. On June 1, 2019, as a result of changes in reportable segments, $3,382 million of goodwill was reallocated from the Seed reportable segment to the Crop Protection reportable segment.  This change was not reflected in segment assets prior to June 1, 2019.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2020	2019 [1]
Income (loss) from continuing operations after income taxes	$281	$(184)
Provision for (benefit from) income taxes on continuing operations	127	(67)
Income (loss) from continuing operations before income taxes	408	(251)
Depreciation and amortization	283	258
Interest income	(18)	(16)
Interest expense	10	59
Exchange losses - net	61	27
Non-operating benefits - net	(73)	(42)
Significant items	123	185
Pro forma adjustments		298
Corporate expenses	25	27
Segment operating EBITDA	$819	$545

1.	Period is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets to total assets (in millions)	March 31, 2020	December 31, 2019	March 31, 2019
Total segment assets	$39,108	$38,879	$40,041
Corporate assets	3,870	3,518	3,991
Assets related to discontinued operations[1]	—	—	66,070
Total assets	$42,978	$42,397	$110,102

1.	See Note 3 - Divestitures and Other Transactions for additional information on discontinued operations.

Significant Pre-tax Charges Not Included in Pro Forma Segment Operating EBITDA
The three months ended March 31, 2020 and 2019, respectively, included the following significant pre-tax charges which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2020
Restructuring and Asset Related Charges - Net [1]	$(10)	$(18)	$(42)	$(70)
Loss on Divestiture[2]	—	(53)	—	(53)
Total	$(10)	$(71)	$(42)	$(123)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2019
Restructuring and Asset Related Charges - Net [1]	$(27)	$(23)	$(11)	$(61)
Integration Costs [3]	—	—	(100)	(100)
Loss on Divestiture [4]	(24)	—	—	(24)
Total	$(51)	$(23)	$(111)	$(185)

1.
Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, for additional information.

2.	Includes a loss recorded in other income - net related to the expected sale of the La Porte site.

3.	Integration costs include costs incurred to prepare for and close the Merger as well as post-Merger integration expenses.

4.	Includes a loss recorded in other income - net related to DAS’s sale of a joint venture related to synergy actions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to successfully develop and commercialize Corteva’s pipeline; (ii) effect of competition and consolidation in Corteva’s industry; (iii) failure to obtain or maintain the necessary regulatory approvals for some Corteva’s products; (iv) failure to enforce Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (v) effect of competition from manufacturers of generic products; (vi) impact of Corteva’s dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (ix) effect of changes in agricultural and related policies of governments and international organizations; (x) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xi) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xii) effect of volatility in Corteva’s input costs; (xiii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xiv) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xv) failure to realize the anticipated benefits of the internal reorganizations taken by DowDuPont in connection with the spin-off of Corteva, including failure to benefit from significant cost synergies; (xvi) risks related to the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xvii) increases in pension and other post-employment benefit plan funding obligations; (xviii) effect of compliance with laws and requirements and adverse judgments on litigation; (xix) risks related to Corteva’s global operations; (xx) effect of climate change and unpredictable seasonal and weather factors; (xxi) effect of counterfeit products; (xxii) failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions; (xxiii) risks related to non-cash charges from impairment of goodwill or intangible assets; (xxiv) risks related to COVID-19; (xxv) risks related to oil and commodity markets; and (xxvi) other risks related to the Separation from DowDuPont.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this quarterly report on Form 10-Q).

Recent Developments

COVID-19 Pandemic
On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus disease (“COVID-19”) a pandemic.  Since the early days of the coronavirus outbreak, Corteva has taken steps to help protect the health and safety of its employees, customers, vendors, and stakeholders. Corteva has engaged crisis management teams at the country, regional and global level, and its Integrated Health Services Pandemic & Infectious Disease Planning Team has been monitoring the situation and developing guidelines and protocols that have been communicated to all of its employees globally.

Overwhelmingly, countries and U.S. states have considered agriculture an “essential business”; therefore, Corteva is not subject to many of the restrictions imposed by the government, particularly on non-essential businesses, which, in certain cases, includes ordering businesses to close or limit operations or people to stay at home. While the company's business has experienced some localized operating disruptions, particularly around sourcing and logistics, these disruptions have been temporary and have not materially impacted the company's financial results. Additionally, the company has implemented mitigating strategies to limit the impact of supply chain disruptions, including leveraging the company’s ability to use a multi-sourcing strategy and source key raw materials from multiple suppliers and countries. Furthermore, the company implemented remote work arrangements for non-essential employees and restricted business travel effective mid-March, and to date, these arrangements have not materially affected the company's ability to maintain its business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The company has observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerates across the globe, which has impacted the price of corn. When COVID-19 is demonstrably contained, the company anticipates a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the company's business, including the effects on its customers, employees, and prospects, or on its financial results for the remainder of fiscal 2020 and beyond. With the increasing uncertainty in global markets, the company will continue to monitor various factors that could impact mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand and ethanol markets) and relative commodity prices, which could trigger an assessment of recoverability of goodwill and other indefinite and definite-lived intangible assets.

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $185 million, comprised of approximately $125 million of asset related charges (of which $30 million relates to asset retirement obligations), and $60 million of severance and related benefit costs. The restructuring actions associated with this charge are expected to be substantially complete in 2020.

During the three months ended March 31, 2020, the company recorded pre-tax charges of $63 million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations comprised of $21 million of asset related charges and $42 million of severance and related benefit costs.

Future cash payments related to this charge are anticipated to be approximately $90 million, primarily related to the payment of severance and related benefits and asset retirement obligations. The company expects $130 million of savings to be achieved on a run rate basis by 2023.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The program is expected to be completed in three years. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. During the three months ended March 31, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million, with the last purchase completed on March 10, 2020.

Overview

The following is a summary of results from continuing operations for the three months ended March 31, 2020:

•
The company reported net sales of $3,956 million, up 16 percent versus the same quarter last year, reflecting a 17 percent increase in volume and a 3 percent increase in local price, partially offset by a 3 percent decline in currency and a 1 percent impact from portfolio.

•
Cost of goods sold ("COGS") totaled $2,269 million in the first quarter of 2020, up from $2,211 million in the first quarter of 2019, primarily driven by increased volumes. The three months ended March 31, 2019 included $205 million of amortization of inventory step-up.

•	Restructuring and asset related charges - net were $70 million in the first quarter of 2020, an increase from $61 million in the first quarter 2019.

•	There were no integration and separation costs in the first quarter of 2020, as compared to $212 million in the first quarter of 2019.

•	Income from continuing operations after income taxes was $281 million, as compared to a loss of $(184) million in the same quarter last year.

•
Operating EBITDA was $794 million, up from $518 million for the three months ended March 31, 2019, as volume increases from strong early demand in North America and Europe, price increases for new products and ongoing cost-improvement actions more than offset currency headwinds. Refer to page 51 for further discussion of the company's Non-GAAP financial measures.

•	The company realized cost synergies of approximately $70 million for the three months ended March 31, 2020.

In addition to the financial highlights above, the following events occurred during or subsequent to the first quarter of 2020:

•	The company repurchased $50 million of shares as part of the $1 billion share repurchase program announced in the second quarter of 2019.

•
The company announced it is suspending its full year 2020 Corporate Outlook in light of the COVID-19 crisis and volatility it is creating in the global markets. Refer to page 60 for further discussion.

Selected Financial Data

In millions, except per share amounts	Three Months Ended March 31,
	2020	2019
Net sales	$3,956	$3,396

Cost of goods sold	$2,269	$2,211
Percent of net sales	57%	65%

Research and development expense	$280	$299
Percent of net sales	7%	9%

Selling, general and administrative expenses	$757	$735
Percent of net sales	19%	22%

Effective tax rate on continuing operations	31.1%	26.7%

Income (loss) from continuing operations after income taxes	$281	$(184)

Income (loss) from continuing operations available to Corteva common stockholders	$271	$(192)

Basic earnings (loss) per share of common stock from continuing operations	$0.36	$(0.26)
Diluted earnings (loss) per share of common stock from continuing operations	$0.36	$(0.26)

Results of Operations

Net Sales
Net sales were $3,956 million and $3,396 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily driven by a 17 percent increase in volume and a 3 percent increase in price, partially offset by a 3 percent decrease in currency and a 1 percent impact from portfolio. Volume gains were primarily driven by earlier seed deliveries due to improved weather conditions and the anticipated recovery of planted area in North America, strong early demand in EMEA due to perceived supply concerns from COVID-19, and strong demand for new products in crop protection. Pricing gains were largely driven by increased pricing to offset currency in Latin America and improved mix from new products in both North America and Latin America. Unfavorable currency impacts were primarily driven by the Brazilian Real and the European Euro. The portfolio impact was due to prior year divestitures in North America and Asia Pacific.

	Three Months Ended March 31,
	2020		2019
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$3,956	100%	$3,396	100%
North America	1,765	45%	1,392	41%
EMEA	1,467	37%	1,364	40%
Latin America	434	11%	365	11%
Asia Pacific	290	7%	275	8%

	Q1 2020 vs. Q1 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$373	27%	2%	26%	—%	(1)%
EMEA	103	8%	2%	9%	(3)%	—%
Latin America	69	19%	11%	19%	(11)%	—%
Asia Pacific	15	5%	2%	8%	(3)%	(2)%
Total	$560	16%	3%	17%	(3)%	(1)%

Cost of Goods Sold
COGS was $2,269 million and $2,211 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily driven by higher volumes in both seed and crop protection and higher unit costs for crop protection, partially offset by favorable product mix in seed, ongoing cost synergies and productivity, and the lack of amortization of inventory step-up for the three months ended March 31, 2020, as compared to $205 million recognized for the three months ended March 31, 2019.

COGS as a percentage of net sales was 57 percent and 65 percent for the three months ended March 31, 2020 and 2019, respectively. The amortization of inventory step-up was 6 percent of net sales for the three months ended March 31, 2019.

Research and Development Expense
R&D expense was $280 million (7 percent of net sales) and $299 million (9 percent of net sales) for the three months ended March 31, 2020 and 2019, respectively. The decrease was driven primarily driven by ongoing cost synergies and productivity efforts and actions taken to assess and reduce spending in the first quarter of 2020.

Selling, General and Administrative Expenses
SG&A expenses were $757 million (19 percent of net sales) and $735 million (22 percent of net sales) for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily driven by higher commissions and selling expenses due to higher volumes and increases in bad debt expense, partially offset by the settlement of a legal matter in the prior year, ongoing cost synergies and productivity efforts, and lower promotion and advertising expense.

Amortization of Intangibles
Intangible asset amortization was $163 million and $101 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily driven by amortization of germplasm assets, which changed from an indefinite lived intangible asset to definite lived with a useful life of 25 years in the fourth quarter of 2019. See Note 12 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $70 million and $61 million for the three months ended March 31, 2020 and 2019, respectively. The charges in the first quarter of 2020 primarily related to severance and related benefit costs and asset related charges under the Execute to Win Productivity Program, and there were no cash payments made during the three months ended March 31, 2020. The charges in the first quarter of 2019 primarily related to asset related charges, contract termination charges, and severance and related benefit costs under the DowDuPont Cost Synergy Program.

In addition, during the three months ended March 31, 2020, the company recognized $10 million in restructuring and asset related charges, net in the interim consolidated statement of operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $212 million for the three months ended March 31, 2019. These costs primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Distributions and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Other Income - Net
Other income - net was $1 million and $31 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to higher net exchange losses and higher losses on asset sales, including a $53 million loss related to the expected sale of the La Porte site, for which the company signed an agreement during the three months ended March 31, 2020, as compared to a $24 million loss related to DAS’s sale of a joint venture related to synergy actions in the three months ended March 31, 2019. This decrease was partially offset by an increase in non-operating pension and other post employment benefit credits.

The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statement of Operations.

The after-tax net exchange losses were $(78) million and $(33) million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in net exchange loss was primarily driven by currency devaluations for the Ukrainian Hryvnia, Argentine Peso and the Mexican Peso.

See Note 7 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $10 million and $59 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily driven by lower average long-term debt balances as a result of the redemption/repayment transactions in the second quarter of 2019.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $127 million for the three months ended March 31, 2020 on pre-tax income from continuing operations of $408 million, resulting in an effective tax rate of 31.1 percent.  The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as tax charges related to the issuance of stock-based compensation.

The company’s benefit from income taxes on continuing operations was $(67) million for the three months ended March 31, 2019 on a pre-tax loss from continuing operations of $(251) million, resulting in an effective tax rate of 26.7 percent. The effective tax rate was favorably impacted by a tax benefit of $102 million related to an internal legal entity restructuring associated with the Internal Reorganizations. The effective tax rate was unfavorably impacted non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger, as well as the impact of integration and separation costs, including a $32 million tax charge associated with U.S. state blended tax rate changes. Other unfavorable effective tax rate impacts included the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings.

Income from Discontinued Operations After Tax
Income from discontinued operations after tax was $1 million and $360 million for the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2019 reflects the operations of EID ECP and the EID Specialty Product Entities.  Refer to Note 3 - Divestitures and Other Transactions for further information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $42 million and $59 million for the three months ended March 31, 2020 and 2019, respectively, and driven by the items noted on page 46, under the header “Interest Expense”, partially offset by interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
For the three months ended March 31, 2020, EID had an effective tax rate of 31.6 percent on pre-tax income from continuing operations of $376 million, driven by the items noted on page 46, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Corporate Outlook
The overall impact of COVID-19 on the company's consolidated results of operations for the three months ended March 31, 2020 was not material and was limited to localized operating disruptions (as previously discussed on page 42).  However, given the economic volatility caused by COVID-19 and related government actions, the company is suspending the previously issued corporate outlook  for the full year 2020, included in the company's 2019 Annual Report.  As noted in the Liquidity and Capital Resources discussion, on pages 54 - 56, and Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements, the company maintains sufficient access to liquidity via commercial paper markets, $6 billion in revolving credit facilities, and $2 billion in cash and cash equivalents.  With the increasing uncertainty in global markets, the company will continue to monitor near-term operating conditions with a focus on business continuity and any potential adverse effects on the company’s financial results from lower demand for the company's products, such as declines in corn volumes related to lower corn commodity prices stemming from a drop in the use of corn for ethanol production, that could trigger an assessment of the recoverability of goodwill and other indefinite and definite-lived intangible assets.

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. For the periods presented below, Corteva’s results for all periods prior to the Business Realignment and Internal Reorganization consist of the combined results of operations for Historical EID and DAS, and Corteva’s results for all periods after the Business Realignment and Internal Reorganization represent the consolidated balances of the company. The unaudited pro forma statements of operations below were prepared in accordance with Article 11 of Regulation S-X, and events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statements of operations through March 31, 2019. The unaudited pro forma combined statements of operations do not reflect restructuring or integration activities or other costs following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

The unaudited pro forma statements of operations have been presented for informational purposes only and are not necessarily indicative of what Corteva’s results of operations actually would have been had the above transactions been completed on January 1, 2016. In addition, the unaudited pro forma statements of operations do not purport to project the future operating results of the company. The unaudited pro forma statements of operations were based on and should be read in conjunction with the audited Consolidated Financial Statements and Notes contained within the company's Annual Report on Form 10-K for the year ended December 31, 2019.

Unaudited Pro Forma Statement of Operations	Three Months Ended March 31, 2019
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$3,396	$—	$—	$—	$3,396
Cost of goods sold	2,211	(205)	—	16	2,022
Research and development expense	299	—	—	—	299
Selling, general and administrative expenses	735	—	—	3	738
Amortization of intangibles	101	—	—	—	101
Restructuring and asset related charges - net	61	—	—	—	61
Integration and separation costs	212	—	—	(112)	100
Other income - net	31	—	—	—	31
Interest expense	59	—	(45)	—	14
(Loss) income from continuing operations before income taxes	(251)	205	45	93	92
Benefit from income taxes on continuing operations	(67)	36	10	1	(20)
(Loss) income from continuing operations after income taxes	(184)	169	35	92	112
Net income from continuing operations attributable to noncontrolling interests	8	—	—	—	8
Net (loss) income from continuing operations attributable to Corteva	$(192)	$169	$35	$92	$104

Per share common data
Earnings per share of common stock from continuing operations - basic					$0.14
Earnings per share of common stock from continuing operations - diluted					$0.14

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4

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

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Guidance, to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2020 compared with the same period in 2019. For purposes of the three months ended March 31, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 48). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) credits, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 19 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of pro forma segment operating EBITDA to income from continuing operations before income taxes for the three months ended March 31, 2020 and 2019 is included in Note 19 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
In millions	2020	2019
Net sales	$2,455	$1,967
Segment operating EBITDA [1]	$581	$325

1.	The three months ended March 31, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X.

Seed	Q1 2020 vs. Q1 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$377	41%	4%	37%	—%	—%
EMEA	77	10%	3%	10%	(3)%	—%
Latin America	38	21%	16%	14%	(9)%	—%
Asia Pacific	(4)	(6)%	5%	(7)%	(4)%	—%
Total	$488	25%	5%	22%	(2)%	—%

Seed
Seed net sales were $2,455 million in the first quarter of 2020, up from $1,967 million in the first quarter of 2019. The increase was due to a 22 percent increase in volume and a 5 percent increase in local price, partially offset by a 2 percent decline in currency.

Volume gains were primarily driven by earlier deliveries in North America due to improved weather conditions and the anticipated recovery of planted area, as well as strong early demand in EMEA due to perceived supply concerns from COVID-19. The increase in local price was driven by favorable mix in both North America and Latin America as well as changes in route to market in EMEA. Unfavorable currency impacts were primarily due to currencies in Brazil and Europe.

Segment operating EBITDA was $581 million in the first quarter of 2020, compared to $325 million in the first quarter of 2019 on a pro forma basis. Volume gains in North America, pricing gains on favorable mix, and ongoing cost synergies and productivity efforts more than offset higher commissions, currency headwinds, and higher unit costs due to unfavorable seed yields.

Crop Protection	Three Months Ended March 31,
In millions	2020	2019
Net sales	$1,501	$1,429
Segment Operating EBITDA [1]	$238	$220

1.	The three months ended March 31, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X.

Crop Protection	Q1 2020 vs. Q1 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(4)	(1)%	(4)%	5%	—%	(2)%
EMEA	26	5%	—%	9%	(4)%	—%
Latin America	31	17%	6%	24%	(13)%	—%
Asia Pacific	19	9%	1%	13%	(2)%	(3)%
Total	$72	5%	—%	10%	(4)%	(1)%

Crop Protection
Crop protection net sales were $1,501 million in the first quarter of 2020, up from $1,429 million in the first quarter of 2019. The increase was due to a 10 percent increase in volume, partially offset by a 4 percent decline in currency and a 1 percent decline related to portfolio actions. Local price was flat.

Volume gains were primarily driven by new product launches, including ArylexTM and EnlistTM herbicides and IsoclastTM insecticide, as well as strong early demand in Latin America and EMEA. Unfavorable currency impacts were primarily due to currencies in Brazil and Europe. The portfolio impact was driven by prior year divestitures in North America and Asia Pacific. Pricing gains in Latin America were offset by increased grower incentive discounts in North America.

Segment operating EBITDA was $238 million in the first quarter of 2020, compared to $220 million in the first quarter of 2019 on a pro forma basis. Gains from new product sales and ongoing cost synergies and productivity efforts were partially offset by higher input costs, unfavorable currency, and portfolio impacts.

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings per share. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below. For the three months ended March 31, 2019 information is on a pro forma basis and these non-GAAP measures are being reconciled to a pro forma GAAP financial measure prepared and presented in accordance with Article 11 of Regulation S-X, which are reconciled to the GAAP reported figures. See Article 11 Pro Forma Combined Statements of Operations on page 48.

Operating EBITDA is defined as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items (including goodwill impairment charges). Non-operating (benefits) costs - net consists of non-operating pension and OPEB credits, tax indemnification adjustments, environmental remediation and legal costs associated with legacy businesses and sites of Historical DuPont. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings per share is defined as "Earnings per common share from continuing operations - diluted" excluding the after-tax impact of significant items (including goodwill impairment charges), the after-tax impact of non-operating (benefits) costs - net, and the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets.

Reconciliation of Income from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
	2020	2019
(In millions)	As Reported	Pro Forma
Income from continuing operations after income taxes	$281	$112
Provision for (benefit from) income taxes on continuing operations	127	(20)
Income from continuing operations before income taxes	408	92
Depreciation and amortization	283	258
Interest income	(18)	(16)
Interest expense	10	14
Exchange losses - net	61	27
Non-operating benefits - net	(73)	(42)
Significant items charge	123	185
Operating EBITDA (Non-GAAP)	$794	$518

Significant Items

	Three Months Ended March 31,
	2020	2019
(In millions)	As Reported	Pro Forma
Integration costs	$—	$(100)
Restructuring and asset related charges - net	(70)	(61)
Loss on divestitures	(53)	(24)
Total pretax significant items charge	(123)	(185)
Total tax benefit impact of significant items[1]	23	92
Tax only significant item charge[2]	(19)	—
Total significant items charge, after tax	$(119)	$(93)

1.
The tax benefit impact of significant items for the three months ended March 31, 2019 includes a net tax charge of $(32) million related to U.S. state blended tax rate changes associated with the Internal Reorganizations and a net tax benefit of $102 million related to an internal legal entity restructuring associated with the Internal Reorganizations. Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

2.
The three months ended March 31, 2020 includes an after tax charge related to the impact of a state tax valuation allowance in the US based on a change in judgment about the realizability of a deferred tax asset.

Reconciliation of Income from Continuing Operations Attributable to Corteva and Earnings Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings and Operating Earnings Per Share

	Three Months Ended March 31,
	2020	2019
(In millions)	As Reported	Pro Forma
Income from continuing operations attributable to Corteva	$271	$104
Less: Non-operating benefits - net, after tax	57	31
Less: Amortization of intangibles (existing as of Separation), after tax	(114)	(81)
Less: Significant items charge, after tax	(119)	(93)
Operating Earnings (Non-GAAP)	$447	$247

	Three Months Ended March 31,
	2020	2019
	As Reported	Pro Forma
Earnings per share of common stock from continuing operations - diluted	$0.36	$0.14
Less: Non-operating benefits - net, after tax	0.08	0.04
Less: Amortization of intangibles (existing as of Separation), after tax	(0.15)	(0.11)
Less: Significant items charge, after tax	(0.16)	(0.12)
Operating Earnings Per Share (Non-GAAP)	$0.59	$0.33
Diluted Shares Outstanding (in millions)	752.5	749.4

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2019 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2020.

(Dollars in millions)	March 31, 2020	December 31, 2019	March 31, 2019
Cash, cash equivalents and marketable securities	$1,973	$1,769	$1,764
Total debt	$2,610	$122	$9,498

The company's cash, cash equivalents and marketable securities at March 31, 2020, December 31, 2019, and March 31, 2019 were $1,973 million, $1,769 million and $1,764 million, respectively. Total debt at March 31, 2020, December 31, 2019, and March 31, 2019 was $2,610 million, $122 million, and $9,498 million, respectively. The increase in debt balances from December 31, 2019 was primarily due to funding the company’s seasonal working capital needs and capital expenditures. See further information in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending and pension obligations. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $5.8 billion, $6.4 billion, and $4.8 billion in committed and uncommitted unused credit lines at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. In addition to the unused credit facilities, the company has a $1.3 billion 2020 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party to the Revolving Credit Facilities upon the Corteva Distribution. In March 2020, EID drew down $500 million under the three-year revolving credit facility to finance its short-term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by COVID-19. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2020 the company was in compliance with these covenants.

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
The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including commercial paper, a receivable repurchase facility, the Revolving Credit Facilities, factoring and cash from operations.

In February 2020, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2020 Repurchase Facility") which expires in December 2020. Under the 2020 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 10 - Accounts and Notes Receivable, Net, to the interim Consolidated Financial Statements for more information.
The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company's seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at March 31, 2020, December 31, 2019, and March 31, 2019 are $2.0 billion, $1.8 billion, and $1.8 billion respectively, of which $1.5 billion at March 31, 2020, $1.5 billion at December 31, 2019, and $1.3 billion at March 31, 2019 was held by subsidiaries in foreign countries, including United States territories.

The Tax Cuts and Jobs Act ("The Act") required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements.  The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries.  The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments.  At March 31, 2020, management believed that sufficient liquidity is available in the U.S.

Summary of Cash Flows
Cash used for operating activities was $1.9 billion for the three months ended March 31, 2020 compared to $1.5 billion for the three months ended March 31, 2019. The increase in cash used for operating activities was driven by an increase in working capital requirements and the impact of the absence of net income from EID ECP and EID Specialty Products entities, as a result of the Internal Reorganizations and Business Realignments in 2019, partially offset by a decrease in integration and separation costs and lower deferred tax provisions.

Cash used for investing activities was $0.1 billion for the three months ended March 31, 2020 compared to $0.5 billion used for investing activities for the three months ended March 31, 2019. The change was due primarily to lower capital expenditures driven by the Internal Reorganizations and Business Realignments in 2019 and proceeds from sales of property, businesses, consolidated companies and ownership interests in non-consolidated affiliates.

Cash provided by financing activities was $2.3 billion for the three months ended March 31, 2020 compared to $1.3 billion for the three months ended March 31, 2019. The change was due primarily to higher short-term borrowings, lower payments on long-term debt, the absence of distributions to DowDuPont which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments partially offset by dividends to Corteva stockholders and repurchases of Corteva common stock.

In February 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on March 13, 2020, to shareholders of record on March 3, 2020. In April 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on June 15, 2020, to shareholders of record on May 15, 2020.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The program is expected to be completed in three years.

During the three months ended March 31, 2020, the company purchased and retired 1,865,000 shares for a total cost of $50 million. See Note 15 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion, only for the differences between EID and Corteva, Inc.

Cash provided by operating activities
EID’s cash used for operating activities for the three months ended March 31, 2020 was $1.9 billion compared to $1.5 billion for the three months ended March 31, 2019. The change was primarily driven by the items noted above under the header, "Summary of Cash Flows," partially offset by interest incurred on the related party loan between EID and Corteva, Inc.

Cash used for financing activities
EID’s cash provided by financing activities was $2.3 billion for the three months ended March 31, 2020 compared to $1.3 billion for the three months ended March 31, 2019. The change was due to higher short-term borrowings, lower payments on long-term debt, absence of distributions to DowDuPont which in 2019 which were used to fund a portion of DowDuPont’s dividend payments partially offset by payments on related party long term debt.

See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information on the related party loan between EID and Corteva, Inc.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2019 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2019 can be found in the company’s 2019 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. There have been no material changes in the company's contractual obligations since December 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 17 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2019 Annual Report, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2020, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of March 31, 2020, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont. Information regarding certain of these matters is set forth below and in Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses
As discussed below and in Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). While it is reasonably possible that the company could incur liabilities related to these actions, any such liabilities are not expected to be material.

Pursuant to the Separation Agreements, the company is entitled to indemnification for certain liabilities related to legacy EID businesses. On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On March 30, 2020, the Court granted the motion to dismiss made by DuPont, Corteva, and EID. Chemours filed its notice of appeal of the Chancery Court's decision on April 17, 2020. The company believes the probability of liability with respect to Chemours' suit continues to be remote. Further information with respect to this proceeding is set forth in Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. The company believes the probability of liability with respect to Chemours' suit to be remote.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions below are included per Item 103(5)(c) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Related to Corteva's current businesses

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EID's La Porte, Texas, facility. The release occurred at the site’s crop protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board (“CSB”) issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva responded to the CSB on September 30, 2019 outlining the actions it has taken to date to address the recommendations for the site and providing its plan to address the CSB’s remaining recommendations. Corteva continues to cooperate with the ongoing criminal U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") investigations and is having discussions with the DOJ regarding potential criminal charges and EID's defenses under the U.S. Clean Air Act. These investigations could result in sanctions and criminal penalties against Corteva.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. EID, the EPA and the DOJ began discussions in Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. In March 2020, EID agreed to settle with the EPA and DOJ and pay a $3.4 million civil penalty. The final consent decree is expected to be filed with the federal court in the second quarter of 2020.

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

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EID. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EID sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

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

Natural Resource Damage Cases
Since May 2017, several municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours, 3M, and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions are currently pending in Alabama, New Hampshire, South Dakota, Vermont, New York, Ohio, Michigan and New Jersey with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Chemours has accepted the defense and indemnification of EID in these cases subject to a reservation of rights as to product scope and has declined defense and indemnity to Corteva. Furthermore, Chemours declined to defend certain state law and fraudulent conveyance claims.

Item 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed annual report on Form 10-K under Item 1A - Risk Factors, and are supplemented by the following risk factors below.

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact the company's business, financial condition and results of operations.
Corteva's business, financial condition, and results of operations could be negatively impacted by COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic and future outbreaks is uncertain, rapidly changing and difficult to predict. In 2020, COVID-19 and the related government-imposed restrictions, including stay at home orders, has significantly impacted economic activity and markets around the world, which could negatively impact the company's business, financial condition, and results of operations in numerous ways, including but not limited to those outlined below:

•
Current and future COVID-19 outbreaks and resulting illness, travel restrictions and workforce disruptions could impact Corteva's global supply chain, its operations and its routes to market or those of its suppliers, co-manufacturers, or customers/distributors. These disruptions or the company's failure to effectively respond to them could increase product or distribution costs, alter the timing of recognizing manufacturing costs, or impact the delivery of products to customers.

•
Government or regulatory responses to pandemics could negatively impact the company's business. Mandatory lockdowns or other restrictions on operations in certain countries have temporarily disrupted the company's ability to operate or distribute its products in these markets. Continuation or expansion of these disruptions could materially adversely impact the company's operations and results.

•
Reductions to the company’s forecasted profitability and continued global economic decline could trigger potential impairment of the carrying value of goodwill or other indefinite and definite-lived intangible assets.

•
The instability or unavailability of a farm workforce to harvest agricultural products could impact the company's customers’ ability to monetize their crop and potentially impact the collection of the company's customer receivables.

•
Continued commodity cost volatility is expected and the company's commodity hedging activities may not sufficiently offset this volatility. Depressed commodity prices may increase the insolvency risk of Corteva's customers in the longer-term, along with reducing the demand for Corteva's products.

•
The company expects to be negatively impacted by foreign currency exchange rates, as a result of a generally stronger U.S. dollar relative to other currencies in the countries in which the company operates, which could adversely affect the company's reported results of operations and financial condition.

•	Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to the company's strategic plans and productivity initiatives.

•
Increased volatility and pricing in the capital and commercial paper markets may continue to impact, the company's access to preferred sources of liquidity resulting in higher borrowing costs. The company cannot assure investors that additional liquidity will be readily available or available on favorable terms.

•	Increased market volatility may bring unprecedented market conditions making it difficult for the company to adequately forecast customer demand.

In addition, while Corteva experienced early demand for its products in the first quarter of 2020, the company is unable to predict how long this sustained demand will last or how significant it will be. Therefore, the impact of the recent COVID-19 outbreak and the unprecedented economic conditions resulting from it will have on the company's consolidated results of operations is uncertain, but could still negatively impact the company's business operations, financial performance and results of operations in the future.
Reduction in ethanol demand driven by declines in crude oil and gasoline consumption may negatively impact demand for corn, which would negatively impact the company's business, financial condition and results of operations.
During 2020 global and U.S. crude oil price benchmarks suffered record declines in demand resulting from the COVID-19 pandemic stay-at-home orders and over-supply due to price disputes between Russia and Saudi Arabia. Approximately one-third of U.S. corn is used in the production of ethanol for gasoline and U.S. ethanol producers have shut down their facilities and declared “force majeure” on shipments for corn purchases due to depressed demand, and the ability to substitute with less expensive crude oil. Similar trends with respect to bio-fuels, like ethanol, are occurring globally. A decline in the demand for corn would negatively impact our business, financial condition, and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2020:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
February 2020	320,477	$31.22	320,477
March 2020[2]	1,544,335	$25.90	1,544,335
Total	1,864,812		1,864,812	$925

1.
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

2.	The last purchase was completed on March 10, 2020.

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

10.1
Master Repurchase Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), MUFG Bank, Ltd. (New York Branch), Standard Chartered Bank (New York Branch), and PHI Financial Services, Inc. dated as of February 11, 2020.

10.2
Master Framework Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), MUFG Bank, Ltd. (New York Branch), Standard Chartered Bank (New York Branch), and PHI Financial Services, Inc. dated as of February 11, 2020.

10.3	Form of Award Terms for Options granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees.

10.4	Form of Award Terms for Performance Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees.

10.5	Form of Award Terms for Restricted Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

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

CORTEVA, INC.
(Registrant)

Date:	May 7, 2020

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	May 7, 2020

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Net sales	$3,956	$3,396
Cost of goods sold	2,269	2,211
Research and development expense	280	299
Selling, general and administrative expenses	757	735
Amortization of intangibles	163	101
Restructuring and asset related charges - net	70	61
Integration and separation costs	—	212
Other income - net	1	31
Interest expense	42	59
Income (loss) from continuing operations before income taxes	376	(251)
Provision for (benefit from) income taxes on continuing operations	119	(67)
Income (loss) from continuing operations after income taxes	257	(184)
Income from discontinued operations after income taxes	1	360
Net income	258	176
Net income attributable to noncontrolling interests	8	10
Net income attributable to E. I. du Pont de Nemours and Company	$250	$166

See Notes to the Consolidated Financial Statements beginning on page 69.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$258	$176
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(672)	(72)
Adjustments to pension benefit plans	—	(3)
Adjustments to other benefit plans	3	—
Derivative instruments	6	1
Total other comprehensive loss	(663)	(74)
Comprehensive (loss) income	(405)	102
Comprehensive income attributable to noncontrolling interests - net of tax	8	10
Comprehensive (loss) income attributable to E. I. du Pont de Nemours and Company	$(413)	$92

See Notes to the Consolidated Financial Statements beginning on page 69.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,963	$1,764	$1,759
Marketable securities	10	5	5
Accounts and notes receivable - net	6,775	5,528	6,507
Inventories	4,401	5,032	5,019
Other current assets	1,530	1,190	1,318
Assets of discontinued operations - current	—	—	9,453
Total current assets	14,679	13,519	24,061
Investment in nonconsolidated affiliates	64	66	77
Property, plant and equipment - net of accumulated depreciation (March 31, 2020 - $3,406; December 31, 2019 - $3,326; March 31, 2019 - $2,970)	4,358	4,546	4,521
Goodwill	10,027	10,229	10,203
Other intangible assets	11,241	11,424	11,961
Deferred income taxes	273	287	294
Other assets	2,336	2,326	2,368
Assets of discontinued operations - non-current	—	—	56,617
Total Assets	$42,978	$42,397	$110,102
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,996	$7	$3,201
Accounts payable	3,021	3,702	3,120
Income taxes payable	143	95	195
Accrued and other current liabilities	4,079	4,440	4,061
Liabilities of discontinued operations - current	—	—	3,501
Total current liabilities	9,239	8,244	14,078
Long-Term Debt	614	115	6,297
Long-Term Debt - Related Party	3,872	4,021	—
Other Noncurrent Liabilities
Deferred income tax liabilities	911	920	1,523
Pension and other post employment benefits - noncurrent	6,186	6,377	5,554
Other noncurrent obligations	1,989	2,192	2,064
Liabilities of discontinued operations - non-current	—	—	5,512
Total noncurrent liabilities	13,572	13,625	20,950
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2020, December 31, 2019, and March 31, 2019:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	—
$3.50 Series – 700,000 shares (callable at $102)	70	70	—
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at March 31, 2020 - 200, December 31, 2019 - 200, and March 31, 2019 - 100	—	—	—
Additional paid-in capital	24,004	23,958	—
Divisional equity	—	—	78,244
Accumulated deficit	(158)	(406)	—
Accumulated other comprehensive loss	(3,933)	(3,270)	(3,434)
Total E. I. du Pont de Nemours and Company stockholders’ equity	20,152	20,521	74,810
Noncontrolling interests	15	7	264
Total equity	20,167	20,528	75,074
Total Liabilities and Equity	$42,978	$42,397	$110,102

See Notes to the Consolidated Financial Statements beginning on page 69.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating activities
Net income	$258	$176
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	283	726
Provision for (benefit from) deferred income tax	26	(220)
Net periodic pension benefit	(102)	(75)
Pension contributions	(28)	(50)
Net loss (gain) on sales of property, businesses, consolidated companies, and investments	46	(65)
Restructuring and asset related charges - net	70	106
Amortization of inventory step-up	—	205
Other net loss	138	92
Changes in operating assets and liabilities - net	(2,613)	(2,436)
Cash used for operating activities	(1,922)	(1,541)
Investing activities
Capital expenditures	(128)	(663)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	11	125
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(67)	(16)
Proceeds from sales and maturities of investments	58	36
Other investing activities - net	(4)	(5)
Cash used for investing activities	(130)	(502)
Financing activities
Net change in borrowings (less than 90 days)	1,619	814
Payments on related party debt	(148)	—
Proceeds from debt	875	1,000
Payments on debt	(1)	(284)
Proceeds from exercise of stock options	14	35
Distributions to DowDuPont	—	(317)
Contributions from Dow	—	88
Other financing activities	(23)	(24)
Cash provided by financing activities	2,336	1,312
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(117)	20
Increase (decrease) in cash, cash equivalents and restricted cash	167	(711)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024
Cash, cash equivalents and restricted cash at end of period	$2,340	$4,313

See Notes to the Consolidated Financial Statements beginning on page 69.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$—	$78,259	$—	$(3,360)	$—	$254	$75,153
Net income				166				10	176
Other comprehensive loss						(74)			(74)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)					(2)
Distributions to DowDuPont				(317)					(317)
Share-based compensation				18					18
Issuance of DowDuPont stock				35					35
Contributions from Dow				88					88
Other - net				(3)					(3)
Balance at March 31, 2019	$—	$—	$—	$78,244	$—	$(3,434)	$—	$264	$75,074

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	(Accumulated deficit) Retained Earnings	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$239	$—	$23,958		$(406)	$(3,270)	$—	$7	$20,528
Net income					250			8	258
Other comprehensive loss						(663)			(663)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			(2)						(2)
Issuance of Corteva stock			14						14
Share-based compensation			2						2
Other - net			32		(2)				30
Balance at March 31, 2020	$239	$—	$24,004		$(158)	$(3,933)	$—	$15	$20,167

See Notes to the Consolidated Financial Statements beginning on page 69.

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

•	Capital Structure - At March 31, 2020, Corteva, Inc.'s capital structure consists of 748,369,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:

•	Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 2 - Recent Accounting Guidance - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 3 - Divestitures and Other Transactions - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 4 - Revenue - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 5 - Restructuring and Asset Related Charges - Net - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 6 - Related Parties - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, below

•	Note 7 - Supplementary Information - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 8 - Income Taxes - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 9 - Earnings Per Share of Common Stock - N/A for EID

•	Note 10 - Accounts and Notes Receivable - Net - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 11 - Inventories - refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 12 - Other Intangible Assets - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements

•
Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below

•	Note 14 - Commitments and Contingent Liabilities - refer to page 25 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 15 - Stockholders' Equity - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 16 - Pension Plans and Other Post Employment Benefits - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 17 - Financial Instruments - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 18 - Fair Value Measurements - refer to page 37 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 19 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of related party transactions with Historical Dow, DowDuPont, and DuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of March 31, 2020 and December 31, 2019, the outstanding related party loan balance was $3,872 million and $4,021 million, respectively (which approximates fair value), with an interest rate of 3.27%, and is reflected as long-term debt - related party in EID's interim Condensed Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $32 million for the three months ended March 31, 2020 associated with the related party loan from Corteva, Inc.

As of March 31, 2020, EID had payables to Corteva, Inc., the parent company, of $166 million and $82 million ($119 million and $154 million at December 31, 2019) included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Condensed Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page 39 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile segment pro forma operating EBITDA to loss from continuing operations after income taxes, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2020	2019 [1]
Income (loss) from continuing operations after income taxes	$257	$(184)
Provision for (benefit from) income taxes on continuing operations	119	(67)
Income (loss) from continuing operations before income taxes	376	(251)
Depreciation and amortization	283	258
Interest income	(18)	(16)
Interest expense	42	59
Exchange losses - net	61	27
Non-operating benefits - net	(73)	(42)
Significant items	123	185
Pro forma adjustments		298
Corporate expenses	25	27
Segment operating EBITDA	$819	$545

1.	Period is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.