Form 10-Q
period 2020-06-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2020-08-06
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Corteva, Inc.                                          Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 748,569,000 shares of common stock, par value $0.01 per share, outstanding at July 30, 2020.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at July 30, 2020, all of which are held by Corteva, Inc.

E. I. du Pont de Nemours and Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

CORTEVA, INC.
E. I. DU PONT DE NEMOURS AND COMPANY

Explanatory Note

On June 1, 2019, Corteva, Inc. ("Corteva" or "the company") became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont. The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

Corteva owns 100% of the outstanding common stock of EID (defined below), and EID owns, directly or indirectly, 100% of DAS (defined below). EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

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
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three groups: agriculture, materials science and specialty products.  These steps include:

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

3.	the May 2, 2019 conveyance of Historical Dow's agriculture business ("Dow Ag Entities") to EID; and

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
• "Merger Effectiveness Time” refers to August 31, 2017 at 11:59 pm ET;
• "Dow" refers to Dow Inc. after the Dow Distribution;
• "DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva; and
• "DAS" refers to the agriculture business of Historical Dow AgroSciences.

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

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 73. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$5,191	$5,556	$9,147	$8,952
Cost of goods sold	2,829	3,047	5,098	5,258
Research and development expense	273	269	553	568
Selling, general and administrative expenses	965	937	1,722	1,672
Amortization of intangibles	176	113	339	214
Restructuring and asset related charges - net	179	60	249	121
Integration and separation costs	—	330	—	542
Other income - net	89	—	90	31
Loss on early extinguishment of debt	—	13	—	13
Interest expense	14	34	24	93
Income from continuing operations before income taxes	844	753	1,252	502
Provision for income taxes on continuing operations	78	270	205	203
Income from continuing operations after income taxes	766	483	1,047	299
(Loss) income from discontinued operations after income taxes	—	(1,077)	1	(717)
Net income (loss)	766	(594)	1,048	(418)
Net income attributable to noncontrolling interests	6	14	16	26
Net income (loss) attributable to Corteva	$760	$(608)	$1,032	$(444)
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.01	$0.63	$1.37	$0.37
Basic loss per share of common stock from discontinued operations	—	(1.44)	—	(0.96)
Basic earnings (loss) per share of common stock	$1.01	$(0.81)	$1.37	$(0.59)
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.01	$0.63	$1.37	$0.37
Diluted loss per share of common stock from discontinued operations	—	(1.44)	—	(0.96)
Diluted earnings (loss) per share of common stock	$1.01	$(0.81)	$1.37	$(0.59)

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$766	$(594)	$1,048	$(418)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	97	(102)	(575)	(174)
Adjustments to pension benefit plans	(6)	11	(6)	8
Adjustments to other benefit plans	(1)	(86)	2	(86)
Derivative instruments	(2)	22	4	23
Total other comprehensive income (loss)	88	(155)	(575)	(229)
Comprehensive income (loss)	854	(749)	473	(647)
Comprehensive income attributable to noncontrolling interests - net of tax	6	14	16	26
Comprehensive income (loss) attributable to Corteva	$848	$(763)	$457	$(673)

See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$2,809	$1,764	$2,077
Marketable securities	60	5	6
Accounts and notes receivable - net	6,772	5,528	7,434
Inventories	3,589	5,032	3,918
Other current assets	1,192	1,190	1,010
Total current assets	14,422	13,519	14,445
Investment in nonconsolidated affiliates	62	66	64
Property, plant and equipment - net of accumulated depreciation (June 30, 2020 - $3,565; December 31, 2019 - $3,326; June 30, 2019 - $3,207)	4,293	4,546	4,543
Goodwill	10,069	10,229	10,249
Other intangible assets	11,070	11,424	11,832
Deferred income taxes	290	287	325
Other assets	1,974	2,326	2,464
Total Assets	$42,180	$42,397	$43,922
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,529	$7	$2,058
Accounts payable	2,891	3,702	3,139
Income taxes payable	369	95	282
Accrued and other current liabilities	2,740	4,434	3,135
Total current liabilities	7,529	8,238	8,614
Long-Term Debt	1,102	115	117
Other Noncurrent Liabilities
Deferred income tax liabilities	752	920	1,430
Pension and other post employment benefits - noncurrent	6,039	6,377	5,538
Other noncurrent obligations	1,957	2,192	2,156
Total noncurrent liabilities	9,850	9,604	9,241
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2020 - 748,485,000; December 31, 2019 - 748,577,000; and June 30, 2019 - 748,815,000	7	7	7
Additional paid-in capital	27,891	27,997	28,081
Retained earnings / (accumulated deficit)	508	(425)	97
Accumulated other comprehensive loss	(3,845)	(3,270)	(2,375)
Total Corteva stockholders’ equity	24,561	24,309	25,810
Noncontrolling interests	240	246	257
Total equity	24,801	24,555	26,067
Total Liabilities and Equity	$42,180	$42,397	$43,922
See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2020	2019[1]
Operating activities
Net income (loss)	$1,048	$(418)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	583	1,084
Benefit from deferred income tax	(136)	(473)
Net periodic pension benefit	(202)	(146)
Pension contributions	(39)	(92)
Net loss (gain) on sales of property, businesses, consolidated companies and investments	30	(67)
Restructuring and asset related charges - net	249	238
Amortization of inventory step-up	—	257
Goodwill impairment charge	—	1,102
Loss on early extinguishment of debt	—	13
Other net loss	185	172
Changes in operating assets and liabilities - net	(2,587)	(2,758)
Cash used for operating activities	(869)	(1,088)
Investing activities
Capital expenditures	(202)	(834)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	18	125
Acquisitions of businesses - net of cash acquired	—	(9)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(361)	(13)
Proceeds from sales and maturities of investments	298	37
Other investing activities - net	(5)	(1)
Cash used for investing activities	(252)	(674)
Financing activities
Net change in borrowings (less than 90 days)	966	173
Proceeds from debt	2,434	1,001
Payments on debt	(879)	(6,803)
Repurchase of common stock	(50)	—
Proceeds from exercise of stock options	17	39
Dividends paid to stockholders	(194)	—
Payment for acquisition of subsidiary's interest from the non-controlling interest	(60)	—
Distributions to DowDuPont	—	(317)
Cash transferred to DowDuPont at Internal Reorganizations	—	(2,053)
Contributions from Dow and DowDuPont	—	7,396
Debt extinguishment costs	—	(79)
Other financing activities	(20)	(42)
Cash provided by (used for) financing activities	2,214	(685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(64)
Increase (decrease) in cash, cash equivalents and restricted cash	998	(2,511)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024
Cash, cash equivalents and restricted cash at end of period[2]	$3,171	$2,513
1. The cash flows for the six months ended June 30, 2019 includes cash flows of EID's ECP and Specialty Products Entities.
2. See page 19 for reconciliation of cash and cash equivalents and restricted cash presented in interim Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.
See Notes to the Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$78,020	$—	$(3,360)	$493	$75,153
Net income			164			12	176
Other comprehensive loss					(74)		(74)
Distributions to DowDuPont			(317)				(317)
Issuance of DowDuPont stock			35				35
Share-based compensation			18				18
Contributions from Dow			88				88
Other - net			(3)			(2)	(5)
Balance at March 31, 2019	$—	$—	$78,005	$—	$(3,434)	$503	$75,074
Net (loss) income			(805)	197		14	(594)
Other comprehensive loss					(155)		(155)
Common dividends ($0.13 per share)				(97)			(97)
Contributions from DowDuPont			7,308				7,308
Issuance of DowDuPont stock			4				4
Share-based compensation		11	44				55
Impact of Internal Reorganizations			(56,479)		1,214	(231)	(55,496)
Reclassification of Divisional Equity to APIC	7	28,070	(28,077)				—
Other				(3)		(29)	(32)
Balance at June 30, 2019	$7	$28,081	$—	$97	$(2,375)	$257	$26,067

(In millions)	Common Stock	Additional Paid-in Capital	Divisional Equity	(Accumulated deficit) Retained Earnings	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$27,997		$(425)	$(3,270)	$246	$24,555
Net income				272		10	282
Other comprehensive loss					(663)		(663)
Common dividends ($0.13 per share)		(97)					(97)
Issuance of Corteva stock		14					14
Share-based compensation		2					2
Common Stock Repurchase		(50)					(50)
Other - net		40		(2)		(2)	36
Balance at March 31, 2020	$7	$27,906		$(155)	$(3,933)	$254	$24,079
Net income				760		6	766
Other comprehensive income					88		88
Common dividends ($0.13 per share)				(97)			(97)
Issuance of Corteva stock		3					3
Share-based compensation		19					19
Acquisition of a noncontrolling interest in consolidated subsidiaries		(37)				(15)	(52)
Other - net						(5)	(5)
Balance at June 30, 2020	$7	$27,891		$508	$(3,845)	$240	$24,801

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

Basis of Presentation
On April 1, 2019, EID completed the transfer of the assets and liabilities aligned with EID’s materials science business, including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow. On May 1, 2019, EID completed the transfer of the assets and liabilities aligned with the EID’s specialty products business to separate legal entities (“EID Specialty Products Entities”), which were then distributed to DowDuPont.

In accordance with GAAP, the financial position and results of operations of EID ECP and the EID Specialty Products Entities are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The cash flows, comprehensive (loss) income, and equity related to EID ECP and the EID Specialty Products Entities have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Equity, respectively, for all periods presented. Amounts related to EID ECP and the EID Specialty Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 3 - Divestitures and Other Transactions, for additional information.

Prior to the Corteva Distribution, the combined financial statements were derived from the consolidated financial statements and accounting records of EID as well as the carve-out financial statements of DAS. The DAS carve-out financial statements reflect the historical results of operations, financial position, and cash flows of Historical Dow's Agricultural Sciences Business and include allocations of certain expenses for services from Historical Dow, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance, and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated under the basis of headcount or other measures. Beginning in the second quarter 2019, the financial statements are presented on a consolidated basis.

The company's Condensed Consolidated Balance Sheets for all periods presented consist of Corteva, Inc. and its consolidated subsidiaries.

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

During the third quarter 2019, the company revised the impact of the Internal Reorganizations (with a corresponding reduction to additional paid-in capital as of June 30, 2019), in the amount of $76 million, to reflect the removal of an asset related to the Separations.

During the first quarter 2020, the company recorded an increase of $40 million to Additional Paid-in Capital relating to net assets recorded as transferred as part of the 2019 Internal Reorganizations that were retained.

Goodwill and indefinite lived intangibles impairment testing
As a result of changes in the company's long-term projections driven largely by the impacts of the COVID-19 pandemic on the mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations) and relative commodity prices, the company determined a triggering event had occurred during the second quarter of 2020 that required an interim impairment assessment for its seed and crop protection reporting units and its tradename indefinite lived intangible asset.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on the impairment analysis performed over the company’s tradename indefinite lived intangible asset it was determined fair value approximates carrying value, and no impairment charge was necessary.  However, this intangible asset is at higher risk to have impairment charges in future periods, if significant assumptions were to deteriorate. Estimates based on the significant assumptions used to determine fair values may differ significantly from actual results and it is reasonably possible that changes to these estimates could occur. Changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence, magnitude and timing of impairments, if any, as well as the time in which such impairments are recognized.

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

The company adopted the guidance in the first quarter of 2020. The primary impact of adoption related to the credit losses on accounts and notes receivable, which is applied using a cumulative-effect adjustment in the period of adoption, and prior periods are not restated. The adoption of ASU 2016-13 did not have a material impact on the company’s financial position, results of operations or cash flows. See Note 10 - Accounts and Notes Receivable - Net for additional information.

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

Accounting Guidance Issued But Not Adopted as of June 30, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, however all amended guidance must be adopted in the same period and should be reflected as of the beginning of the annual period if initially adopted and applied during an interim period. The company is currently evaluating the impact of adopting this guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - DIVESTITURES AND OTHER TRANSACTIONS

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the Separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions (collectively, the "Separation Agreements"). For further details on the Separation Agreements, refer to the 2019 Annual Report. For additional information see Note 14 - Commitments and Contingent Liabilities.

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2020, the indemnification assets are $28 million within accounts and notes receivable - net and $51 million within other assets in the interim Condensed Consolidated Balance Sheet. At June 30, 2020, the indemnification liabilities are $8 million within accrued and other current liabilities and $69 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2020, the indemnification assets are $26 million within accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheet. At June 30, 2020, the indemnification liabilities are $111 million within accrued and other current liabilities and $13 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

EID ECP Divestiture
As discussed in Note 1 - Summary of Significant Accounting Policies, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to Dow.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

(In millions)	Six Months Ended June 30, 2019
Net sales	$362
Cost of goods sold	259
Research and development expense	4
Selling, general and administrative expenses	9
Amortization of intangibles	23
Restructuring and asset related charges - net	2
Integration and separation costs	44
Other income - net	2
Income from discontinued operations before income taxes	23
Provision for income taxes on discontinued operations	4
Income from discontinued operations after income taxes	$19

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to EID ECP:

(In millions)	Six Months Ended June 30, 2019
Depreciation	$28
Amortization of intangibles	$23
Capital expenditures	$16

EID Specialty Products Divestiture
As discussed in Note 1 - Summary of Significant Accounting Policies, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of EID Specialty Products Entities to DowDuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net sales	$1,214	$5,030
Cost of goods sold	817	3,352
Research and development expense	51	204
Selling, general and administrative expenses	172	573
Amortization of intangibles	66	267
Restructuring and asset related charges - net	72	115
Integration and separation costs	89	253
Goodwill impairment	1,102	1,102
Other (expense) income - net	(82)	38
Loss from discontinued operations before income taxes	(1,237)	(798)
Provision for income taxes on discontinued operations	6	104
Loss from discontinued operations after income taxes	$(1,243)	$(902)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation	$65	$281
Amortization of intangibles	$66	$267
Capital expenditures	$58	$481

Merger Remedy - Divested EID Ag Business
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2020, the company had remaining performance obligations related to material rights granted to customers for contract renewal options of $110 million ($108 million and $104 million at December 31, 2019 and June 30, 2019, respectively). The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

Contract Balances	June 30, 2020	December 31, 2019	June 30, 2019
(In millions)
Accounts and notes receivable - trade[1]	$5,787	$4,396	$6,102
Contract assets - current[2]	$21	$20	$19
Contract assets - noncurrent[3]	$51	$49	$48
Deferred revenue - current[4]	$431	$2,584	$583
Deferred revenue - noncurrent[5]	$109	$108	$118

1.	Included in accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheets.

2.	Included in other current assets in the interim Condensed Consolidated Balance Sheets.

3.	Included in other assets in the interim Condensed Consolidated Balance Sheets.

4.	Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheets.

5.	Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2020 from amounts included in deferred revenue at the beginning of the period was $2,271 million ($1,895 million in the six months ended June 30, 2019).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Corn	$2,057	$2,309	$3,921	$3,777
Soybean	1,085	998	1,266	1,129
Other oilseeds	219	200	467	425
Other	177	192	339	335
Seed	3,538	3,699	5,993	5,666
Herbicides[1]	909	1,003	1,732	1,764
Insecticides[1]	445	452	823	828
Fungicides[1]	224	302	453	522
Other[1]	75	100	146	172
Crop Protection	1,653	1,857	3,154	3,286
Total	$5,191	$5,556	$9,147	$8,952

1.	Prior periods have been reclassified to conform to current period presentation.

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
North America[1]	$2,903	$3,099	$4,193	$4,012
EMEA[2]	264	274	1,145	1,078
Latin America	206	187	422	365
Asia Pacific	165	139	233	211
Total	$3,538	$3,699	$5,993	$5,666

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
North America[1]	$663	$686	$1,138	$1,165
EMEA[2]	379	393	965	953
Latin America	309	466	527	653
Asia Pacific	302	312	524	515
Total	$1,653	$1,857	$3,154	$3,286

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $185 million, comprised of approximately $125 million of asset related charges (of which $30 million relates to asset retirement obligations), and $60 million of severance and related benefit costs. Of the $185 million, approximately $110 million relates to crop protection, $15 million relates to seed, and $60 million relates to corporate expenses. Future cash payments related to this charge are anticipated to be $86 million, primarily related to the payment of severance and related benefits and asset retirement obligations.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2020	2020
Seed	$—	$3
Crop Protection	37	55
Corporate expenses	4	46
Total	$41	$104

The below is a summary of charges incurred related to the Execute to Win Productivity Program for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2020	2020
Severance and related benefit costs	$4	$46
Asset related charges	37	58
Total restructuring and asset related charges - net	$41	$104

A reconciliation of the December 31, 2019 to the June 30, 2020 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Total
Balance at December 31, 2019	$—	$—	$—
Charges to income from continuing operations for the six months ended June 30, 2020	46	58	104
Payments	(2)	(2)	(4)
Asset write-offs	—	(52)	(52)
Balance at June 30, 2020	$44	$4	$48

In addition to the above, the company has recorded asset retirement obligations of $30 million as of June 30, 2020. The asset retirement obligations relate to the company’s required demolition and removal for buildings and equipment at third party leased sites and will be recognized as asset related charges over the remaining useful lives of the related assets.  The company’s leases require these assets be removed from leased land within 12-24 months of operations being ceased. The company expects operations will cease in 2020 and the assets will be removed within the contractual timeframe.

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

The Synergy Program charges (benefits) related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Seed	$(3)	$49	$(6)	$73
Crop Protection	3	2	3	29
Corporate expenses	—	9	—	20
Total	$—	$60	$(3)	$122

The below is a summary of charges (benefits) incurred related to the Synergy Program for the six months ended June 30, 2020 and three and six months ended 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2019	2020	2019
Severance and related benefit costs	$—	$—	$14
Contract termination charges	49	—	69
Asset related (benefits) charges	11	(3)	39
Total restructuring and asset related charges (benefits) - net	$60	$(3)	$122

A reconciliation of the December 31, 2019 to the June 30, 2020 liability balances related to the Synergy Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities[1]	Total
Balance at December 31, 2019	$29	$40	$69
Payments	(13)	(1)	(14)
Balance at June 30, 2020	$16	$39	$55

1.	Relates primarily to contract terminations charges.

Other Asset Related Charges
During the three and six months ended June 30, 2020, the company recognized $138 million and $148 million, respectively, in restructuring and asset related charges, net in the interim consolidated statement of operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RELATED PARTIES

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reports transactions with Historical Dow and its affiliates as related party transactions.

Purchases from Historical Dow and its affiliates were $42 million for the six months ended June 30, 2019.

Transactions with DowDuPont
Following the Merger and prior to the Corteva Distribution, Corteva reports transactions with DowDuPont as related party transactions. In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of $317 million for the six months ended June 30, 2019, primarily to fund a portion of DowDuPont's dividend payment.

NOTE 7 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest income	$9	$17	$27	$33
Equity in losses of affiliates - net	(2)	(5)	(3)	(5)
Net gain (loss) on sales of businesses and other assets[1]	16	2	(30)	(11)
Net exchange gains (losses)	1	(32)	(60)	(59)
Non-operating pension and other post employment benefit credit[2]	91	46	182	97
Miscellaneous expenses - net[3]	(26)	(28)	(26)	(24)
Other income - net	$89	$—	$90	$31

1.
The six months ended June 30, 2020 includes a loss of $(53) million relating to the expected sale of the La Porte site, for which the company signed an agreement in 2020. The six months ended June 30, 2019 includes a loss of $(24) million relating to DAS’s sale of a joint venture related to synergy actions.

2.
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and settlement (loss) gain).

3.	Miscellaneous expenses - net, includes losses related to loss on sale of receivables, bank charges and other items.

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

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange (losses) gains	$(13)	$17	$(239)	$7
Local tax benefits (expenses)	5	7	28	(3)
Net after-tax impact from subsidiary exchange (losses) gains	$(8)	$24	$(211)	$4

Hedging Program Gains (Losses)
Pre-tax exchange gains (losses)	$14	$(49)	$179	$(66)
Tax (expenses) benefits	(3)	11	(43)	15
Net after-tax impact from hedging program exchange gains (losses)	$11	$(38)	$136	$(51)

Total Exchange Gains (Losses)
Pre-tax exchange gains (losses)	$1	$(32)	$(60)	$(59)
Tax benefits (expenses)	2	18	(15)	12
Net after-tax exchange gains (losses)	$3	$(14)	$(75)	$(47)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows.

(In millions)	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$2,809	$1,764	$2,077
Restricted cash	362	409	436
Total cash, cash equivalents and restricted cash	$3,171	$2,173	$2,513

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at June 30, 2020, December 31, 2019, and June 30, 2019 is related to the Trust.

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

During the three and six months ended June 30, 2020, the company recognized a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act 's (“The Act”) foreign tax provisions.

During the three and six months ended June 30, 2020 the company recognized a tax benefit of $14 million to provision for income taxes on continuing operations related to a return to accrual adjustment to reflect a change in estimate on the impact of a tax law enactment in a foreign jurisdiction.

During the three and six months ended June 30, 2019, the company recognized net tax charges of $114 million and $146 million, respectively, to provision for income taxes on continuing operations related to U.S. state blended tax rate changes associated with the Internal Reorganizations.

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

The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of the program, which resides in the U.S., is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions, which can drive material impacts on the company's effective tax rate. For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 7 - Supplementary Information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - EARNINGS PER SHARE OF COMMON STOCK

On June 1, 2019, the date of the Corteva Distribution, 748,815,000 shares of the company’s common stock were distributed to DowDuPont shareholders of record as of May 24, 2019.

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2020	2019	2020	2019
Income from continuing operations after income taxes	$766	$483	$1,047	$299
Net income attributable to continuing operations noncontrolling interests	6	13	16	21
Income from continuing operations available to Corteva common stockholders	760	470	1,031	278
(Loss) income from discontinued operations, net of tax	—	(1,077)	1	(717)
Net income attributable to discontinued operations noncontrolling interests	—	1	—	5
(Loss) income from discontinued operations available to Corteva common stockholders	—	(1,078)	1	(722)
Net income (loss) available to common stockholders	$760	$(608)	$1,032	$(444)

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30		Six Months Ended June 30
(Dollars per share)	2020	2019	2020	2019
Earnings per share of common stock from continuing operations	$1.01	$0.63	$1.37	$0.37
Loss per share of common stock from discontinued operations	—	(1.44)	—	(0.96)
Earnings (loss) per share of common stock	$1.01	$(0.81)	$1.37	$(0.59)

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30		Six Months Ended June 30
(Dollars per share)	2020	2019	2020	2019
Earnings per share of common stock from continuing operations	$1.01	$0.63	$1.37	$0.37
Loss per share of common stock from discontinued operations	—	(1.44)	—	(0.96)
Earnings (loss) per share of common stock	$1.01	$(0.81)	$1.37	$(0.59)

Share Count Information	Three Months Ended June 30		Six Months Ended June 30
(Shares in millions)	2020	2019	2020	2019
Weighted-average common shares - basic[1]	749.2	749.4	749.6	749.4
Plus dilutive effect of equity compensation plans[2]	2.4	0.6	2.4	0.3
Weighted-average common shares - diluted	751.6	750.0	752.0	749.7
Potential shares of common stock excluded from EPS calculations[3]	11.9	7.8	11.0	7.8

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

3.
These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2020	December 31, 2019	June 30, 2019
Accounts receivable – trade[1]	$4,396	$4,225	$4,811
Notes receivable – trade[1,2]	1,391	171	1,291
Other[3]	985	1,132	1,332
Total accounts and notes receivable - net	$6,772	$5,528	$7,434

1.
Accounts receivable – trade and notes receivable - trade are net of allowances of $207 million at June 30, 2020, $174 million at December 31, 2019, and $152 million at June 30, 2019. The allowance at June 30, 2020 is equal to the expected credit losses and was developed using a loss-rate method. The allowance at December 31, 2019 and June 30, 2019 is equal to the estimated uncollectible amounts and is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2020, December 31, 2019, and June 30, 2019 there were no significant impairments related to current loan agreements.

3.
Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $114 million, $119 million, and $126 million as of June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the six months ended June 30, 2020:

(In millions)
Balance at December 31, 2019	$174
Additions charged to expenses	124
Write-offs charged against allowance	(6)
Recoveries collected	(78)
Other	(7)
Balance at June 30, 2020	$207

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

Trade receivables sold under these agreements were $161 million and $176 million for the three and six months ended June 30, 2020, respectively, and $81 million and $84 million for the three and six months ended June 30, 2019, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2020, December 31, 2019, and June 30, 2019 were $146 million, $171 million, and $87 million, respectively. The net proceeds received are included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. The loss on sale of receivables was $36 million and $38 million for the three and six months ended June 30, 2020 and $36 million and $37 million for the three and six months ended June 30, 2019, respectively. The guarantee obligations recorded as of June 30, 2020, December 31, 2019, and June 30, 2019 in the interim Condensed Consolidated Balance Sheets were not material. See Note 14 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - INVENTORIES

(In millions)	June 30, 2020	December 31, 2019	June 30, 2019
Finished products	$1,831	$2,684	$2,103
Semi-finished products	1,364	1,850	1,373
Raw materials and supplies	394	498	442
Total inventories	$3,589	$5,032	$3,918

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. During the three and six months ended June 30, 2019, the company recognized $52 million and $257 million of these costs in cost of goods sold within income from continuing operations before income taxes.

NOTE 12 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	June 30, 2020			December 31, 2019			June 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm[1]	$6,265	$(190)	$6,075	$6,265	$(63)	$6,202
Customer-related	1,961	(322)	1,639	1,977	(268)	1,709	$1,981	$(211)	$1,770
Developed technology	1,463	(462)	1,001	1,463	(370)	1,093	1,467	(297)	1,170
Trademarks/trade names	161	(85)	76	166	(86)	80	166	(83)	83
Favorable supply contracts	475	(255)	220	475	(207)	268	475	(159)	316
Other[2]	405	(227)	178	404	(213)	191	429	(218)	211
Total other intangible assets with finite lives	10,730	(1,541)	9,189	10,750	(1,207)	9,543	4,518	(968)	3,550

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	146	—	146
Germplasm[1]							6,265	—	6,265
Tradename	1,871	—	1,871	1,871	—	1,871	1,871	—	1,871
Total other intangible assets	1,881	—	1,881	1,881	—	1,881	8,282	—	8,282
Total	$12,611	$(1,541)	$11,070	$12,631	$(1,207)	$11,424	$12,800	$(968)	$11,832

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $176 million and $339 million for the three and six months ended June 30, 2020, respectively, and $113 million and $214 million for the three and six months ended June 30, 2019, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2020 and each of the next five years is approximately $322 million, $644 million, $622 million, $543 million, $529 million and $492 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2020	December 31, 2019	June 30, 2019
Commercial paper	$671	$—	$1,107
Repurchase facility	800	—	777
Other loans - various currencies	55	2	154
Long-term debt payable within one year	1	1	2
Finance lease obligations payable within one year	2	4	18
Total short-term borrowings and finance lease obligations	$1,529	$7	$2,058

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

The weighted-average interest rate on short-term borrowings outstanding at June 30, 2020, December 31, 2019, and June 30, 2019 was 1.0%, 6.7% and 3.1%, respectively. The decrease in the weighted-average interest rate was primarily due to lower Commercial Paper and Repurchase Facility interest.

Long-Term Debt
(In millions)	June 30, 2020		December 31, 2019		June 30, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$—	—%	$—	—%
Maturing in 2030	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	1		2		3
Medium-term notes, varying maturities through 2041	109	0.20%	109	1.61%	110	2.17%
Finance lease obligations	5		5		6
Less: Unamortized debt discount and issuance costs	12		—		—
Less: Long-term debt due within one year	1		1		2
Total	$1,102		$115		$117

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,141 million, $119 million, and $119 million as of June 30, 2020, December 31, 2019, and June 30, 2019, respectively, and was determined using quoted market prices for the same or similar issues, or current rates offered to the company for debt of the same remaining maturities (Level 2 inputs).

Debt Offering
In May 2020, EID issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are intended to be used for general corporate purposes, which may include discretionary contributions to the company’s U.S. principal pension plan and repayment of other indebtedness.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2020, $841 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2020 Repurchase Facility of $800 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

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

In March 2020, the company drew down $500 million under the $3.0 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the novel coronavirus ("COVID-19"). All amounts outstanding for the $500 million draw down were repaid as of June 30, 2020 and unused commitments under the 3-year revolving credit facility were $3 billion as of June 30, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of June 30, 2020, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 27 and 11 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2020, December 31, 2019 and June 30, 2019, the company had directly guaranteed $112 million, $97 million, and $164 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the total maximum future payments at June 30, 2020, less than $1 million had terms greater than a year. The maximum future payments include $20 million, $16 million, and $8 million of guarantees related to the various factoring agreements that the company enters into with its customer to sell its trade receivables at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. See Note 10 - Accounts and Notes Receivable, Net, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total accounts receivable balance outstanding on these agreements was $622 million, $27 million and $542 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concurrent with the MDL Settlement (as discussed below), EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for five years, which began on July 6, 2017. During the five years, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five years, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement. There have been no charges incurred by the company under this amendment through June 30, 2020.

On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery ("Chancery Court") against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the grounds that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. On March 30, 2020, the Chancery Court granted the motion to dismiss made by DuPont, Corteva, and EID. Chemours filed its appeal of the Chancery Court's decision with the Delaware Supreme Court on June 4, 2020. An arbitration of the indemnification matters is ongoing and proceeding in parallel with Chemours’ appeal of the Chancery Court decision.  The arbitration is currently scheduled to begin June 2021. The company believes the probability of liability with respect to Chemours' suit continues to be remote. For additional information regarding environmental indemnification, see discussion on page 30.

At June 30, 2020, the indemnification assets pursuant to the Chemours Separation Agreement are $62 million within accounts and notes receivable - net and $284 million within other assets along with the corresponding liabilities of $62 million within accrued and other current liabilities and $284 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and (ii) Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 3 - Divestitures and Other Transactions, for additional information relating to the Separation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment. While it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued, any such liabilities are not expected to be material. As discussed, EID is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $20 million and an indemnification asset of $20 million at June 30, 2020, related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2020, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At June 30, 2020, approximately 58 lawsuits were pending alleging personal injury, mostly kidney or testicular cancer, from exposure to PFOA through air or water, with nearly all part of the MDL or were not filed on behalf of Leach class members. The first two trials concluded in February 2020. The first trial, a kidney cancer case, resulted in a hung jury, while the second, a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium. Following entry of the judgment by the court, EID intends to file post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. EID believes the merits of the appeal will be successful in reducing the jury verdict or eliminating its liability, in whole or part. Six additional cases are scheduled for trial before September 1, 2020.

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

New Jersey. At June 30, 2020, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

Aqueous Firefighting Foams. Approximately 690 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 630 of these cases were filed on behalf of firefighters who allege personal injuries (primarily, thyroid disease and kidney, testicular and other cancers) as a result of aqueous firefighting foams. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. While Chemours is defending EID for all claims except those for fraudulent conveyance, it has declined defense and indemnity to Corteva on all claims.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2020, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over 200 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

In addition to the federal court actions, there is an action on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site. The plaintiffs’ claims for medical monitoring, punitive damages, public nuisance, trespass, unjust enrichment, failure to warn, and negligent manufacture have all been dismissed.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At June 30, 2020, Chemours, with reservations, is defending and indemnifying EID in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2020, the company had accrued obligations of $350 million for probable environmental remediation and restoration costs, including $51 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $620 million above the amount accrued at June 30, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 27.

The above noted $350 million accrued obligations includes the following:

	As of June 30, 2020
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$158	$158	$289
Other discontinued or divested businesses obligations[1]		88	222

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	34	34	62

Environmental remediation liabilities not subject to indemnity		70	47
Total	$192	$350	$620

1.	Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page 27, under Corteva Separation Agreement.

2.	The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.

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

Set forth below is a reconciliation of common stock share activity:

Shares of common stock	Issued
Balance January 1, 2020	748,577,000
Issued	1,773,000
Repurchased and retired	(1,865,000)
Balance June 30, 2020	748,485,000

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the six months ended June 30, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million, with the last purchase completed on March 10, 2020.

Shares repurchased pursuant to Corteva's share buyback plan are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to additional paid-in capital. When Corteva has retained earnings, the excess is charged entirely to retained earnings.

Noncontrolling Interest
In June 2020, the company completed the acquisition of the remaining 46.5 percent interest in the Phytogen Seed Company, LLC joint venture from J. G. Boswell Company. As the purchase of the remaining interest did not result in a change of control, the difference between the carrying value of the noncontrolling interest and the consideration paid, net of taxes was recorded within equity.

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

Below is a summary of the EID Preferred Stock at June 30, 2020, December 31, 2019, and June 30, 2019, which is classified as noncontrolling interests in Corteva's interim Condensed Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2019
Balance January 1, 2019	$(2,793)	$(26)	$(620)	$79	$(3,360)
Other comprehensive (loss) income before reclassifications	(174)	12	6	(85)	(241)
Amounts reclassified from accumulated other comprehensive loss	—	11	2	(1)	12
Net other comprehensive (loss) income	(174)	23	8	(86)	(229)
Impact of Internal Reorganizations	1,113	—	101	—	1,214
Balance June 30, 2019	$(1,854)	$(3)	$(511)	$(7)	$(2,375)

2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$(3,270)
Other comprehensive (loss) income before reclassifications	(575)	(22)	(9)	2	(604)
Amounts reclassified from accumulated other comprehensive loss	—	26	3	—	29
Net other comprehensive (loss) income	(575)	4	(6)	2	(575)
Balance June 30, 2020	$(2,519)	$6	$(1,253)	$(79)	$(3,845)

1.
The cumulative translation adjustment loss for the six months ended June 30, 2019 was primarily driven by the weakening of the European Euro (“EUR”) against the USD. The cumulative translation adjustment loss for the six months ended June 30, 2020 was primarily driven by the weakening of the Brazilian Real (“BRL”) and the South African Rand (“ZAR”) against the USD.

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivative instruments	$(3)	$(4)	$2	$(7)
Pension benefit plans - net	1	11	(3)	4
Other benefit plans - net	—	29	—	29
(Provision for) benefit from income taxes related to other comprehensive (loss) income items	$(2)	$36	$(1)	$26

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivative Instruments[1]:	$28	$8	$35	$12
Tax benefit[2]	(7)	(2)	(9)	(1)
After-tax	$21	$6	$26	$11
Amortization of pension benefit plans:
Prior service benefit[3]	$(1)	$—	$(1)	$—
Actuarial losses[3]	1	—	2	1
Settlement loss[3]	1	1	3	1
Total before tax	1	1	4	2
Tax benefit[2]	—	—	(1)	—
After-tax	$1	$1	$3	$2
Amortization of other benefit plans:
Actuarial gains[3]	$—	$(1)	$—	$(1)
Total before tax	—	(1)	—	(1)
Tax benefit	—	—	—	—
After-tax	$—	$(1)	$—	$(1)
Total reclassifications for the period, after-tax	$22	$6	$29	$12

1.	Reflected in cost of goods sold.

2.	Reflected in provision for (benefit from) income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 16 - Pension Plans and Other Post Employment Benefits, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

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

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Defined Benefit Pension Plans:
Service cost	$8	$12	$13	$32
Interest cost	140	199	281	407
Expected return on plan assets	(249)	(282)	(500)	(586)
Amortization of unrecognized loss	1	1	2	2
Amortization of prior service benefit	(1)	—	(1)	—
Settlement/curtailment loss (gain)	1	(1)	3	(1)
Net periodic benefit credit - Total	$(100)	$(71)	$(202)	$(146)
Less: Discontinued operations[1]	—	(9)	—	(17)
Net periodic benefit credit - Continuing operations	$(100)	$(62)	$(202)	$(129)
Other Post Employment Benefits:
Service cost	$—	$1	$1	$3
Interest cost	17	22	33	45
Amortization of unrecognized gain	—	(1)	—	(1)
Net periodic benefit cost - Continuing operations	$17	$22	$34	$47

1.	Includes non-service related components of net periodic benefit credit of $(16) million and $(37) million for the three and six months ended June 30, 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - FINANCIAL INSTRUMENTS

At June 30, 2020, the company had $2,073 million ($1,293 million and $1,389 million at December 31, 2019 and June 30, 2019, respectively) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents and restricted cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $60 million ($5 million and $6 million at December 31, 2019 and June 30, 2019, respectively) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the Condensed Consolidated Balance Sheets.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	June 30, 2020	December 31, 2019	June 30, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	$721	$—	$—
Commodity contracts	$165	$570	$76
Derivatives not designated as hedging instruments:
Foreign currency contracts	$770	$582	$1,558
Commodity contracts	$19	$—	$38

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

The company uses foreign exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain forecasted transactions as well as foreign currency-denominated earnings.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Beginning balance	$(15)	$(25)	$2	$(26)
Additions and revaluations of derivatives designated as cash flow hedges	(22)	16	(44)	12
Clearance of hedge results to earnings	21	6	26	11
Ending balance	$(16)	$(3)	$(16)	$(3)

At June 30, 2020, an after-tax net loss of $18 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2020	2020
Beginning balance	$16	$—
Additions and revaluations of derivatives designated as cash flow hedges	3	19
Ending balance	$19	$19

At June 30, 2020, an after-tax net gain of $19 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company uses foreign exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated earnings so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated earnings over the relevant aggregate period.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$19	$—	$19
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	101	(57)	44
Total asset derivatives		$120	$(57)	$63

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$65	$(56)	$9
Total liability derivatives		$65	$(56)	$9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$25	$(18)	$7
Total asset derivatives		$25	$(18)	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$43	$(16)	$27
Total liability derivatives		$43	$(16)	$27

		June 30, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$36	$(33)	$3
Total asset derivatives		$36	$(33)	$3

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$48	$(27)	$21
Total liability derivatives		$48	$(27)	$21

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Net Investment Hedges:
Foreign currency contracts	$(5)	$—	$4	$—
Cash flow hedges:
Foreign currency contracts	4	—	23	—
Commodity contracts	(26)	18	(60)	19
Total derivatives designated as hedging instruments	(27)	18	(33)	19
Total derivatives	$(27)	$18	$(33)	$19

1.	OCI is defined as other comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$(28)	$(8)	$(35)	$(12)
Total derivatives designated as hedging instruments	(28)	(8)	(35)	(12)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	14	(49)	179	(66)
Foreign currency contracts[2]	17	—	17	—
Commodity contracts[2]	1	2	10	8
Total derivatives not designated as hedging instruments	32	(47)	206	(58)
Total derivatives	$4	$(55)	$171	$(70)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in other income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 7 - Supplementary Information, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

June 30, 2020	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$2,073
Marketable securities	60
Derivatives relating to:[2]
Foreign currency	120
Total assets at fair value	$2,253
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	65
Total liabilities at fair value	$65

December 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,293
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	25
Total assets at fair value	$1,323
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	43
Total liabilities at fair value	$43

June 30, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,389
Marketable securities	6
Derivatives relating to:[2]
Foreign currency	36
Total assets at fair value	$1,431
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	48
Total liabilities at fair value	$48

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

2. See Note 17 - Financial Instruments for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - SEGMENT INFORMATION

Segment operating EBITDA is the primary measure of segment profitability used by Corteva’s chief operating decision maker ("CODM"). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. For purposes of the six months ended June 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA for the six months ended June 30, 2019 were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2020
Net sales	$3,538	$1,653	$5,191
Segment operating EBITDA	$956	$309	$1,265
Segment assets[1]	$24,356	$13,034	$37,390

2019
Net sales	$3,699	$1,857	$5,556
Segment operating EBITDA	$1,036	$450	$1,486
Segment assets[1]	$26,623	$13,205	$39,828

1.	Segment assets at December 31, 2019 were $25,387 million and $13,492 million for Seed and Crop Protection, respectively.

For the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2020
Net sales	$5,993	$3,154	$9,147
Segment operating EBITDA	$1,537	$547	$2,084

2019
Net sales	$5,666	$3,286	$8,952
Pro forma segment operating EBITDA	$1,361	$670	$2,031

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019 [1]
Income from continuing operations after income taxes	$766	$483	$1,047	$299
Provision for income taxes on continuing operations	78	270	205	203
Income from continuing operations before income taxes	844	753	1,252	502
Depreciation and amortization	300	227	583	485
Interest income	(9)	(17)	(27)	(33)
Interest expense	14	34	24	93
Exchange (gains) losses - net	(1)	32	60	59
Non-operating benefits - net	(91)	(32)	(164)	(74)
Significant items	179	455	302	640
Pro forma adjustments				298
Corporate expenses	29	34	54	61
Segment operating EBITDA	$1,265	$1,486	$2,084	$2,031

1.	Period is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

Segment assets to total assets (in millions)	June 30, 2020	December 31, 2019	June 30, 2019
Total segment assets	$37,390	$38,879	$39,828
Corporate assets	4,790	3,518	4,094
Total assets	$42,180	$42,397	$43,922

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Pre-tax Charges Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2020 and 2019, respectively, included the following significant pre-tax charges which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(135)	$(40)	$(4)	$(179)
Total	$(135)	$(40)	$(4)	$(179)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2019
Restructuring and Asset Related Charges - Net [1]	$(49)	$(2)	$(9)	$(60)
Integration and Separation Costs [2]	—	—	(330)	(330)
Amortization of inventory step up3	(52)	—	—	(52)
Loss on early extinguishment of debt[4]	—	—	(13)	(13)
Total	$(101)	$(2)	$(352)	$(455)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(145)	$(58)	$(46)	$(249)
Loss on Divestiture[5]	—	(53)	—	(53)
Total	$(145)	$(111)	$(46)	$(302)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2019[7]
Restructuring and Asset Related Charges - Net [1]	$(76)	$(25)	$(20)	$(121)
Integration and Separation Costs [2]	—	—	(430)	(430)
Amortization of inventory step up3	(52)	—	—	(52)
Loss on early extinguishment of debt[4]	—	—	(13)	(13)
Loss on Divestiture[6]	(24)	—	—	(24)
Total	$(152)	$(25)	$(463)	$(640)

1.
Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, for additional information.

2.	Integration and separation costs include costs incurred to prepare for and close the Merger, post-Merger integration expenses, and costs incurred to prepare for the Business Separations.

3.	Includes a charge related to the amortization of the inventory that was stepped up to fair value in connection with the Merger.

4.
Includes a loss on early extinguishment of debt related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID's debt.

5.	Includes a loss recorded in other income - net related to the expected sale of the La Porte site.

6.	Includes a loss recorded in other income - net related to DAS’s sale of a joint venture related to synergy actions.

7.	Period is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” "outlook," or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, as well as expected benefits from, the separation of Corteva from DuPont, are forward-looking statements.

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

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The company has observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerates across the globe, which has impacted the price of corn. When COVID-19 is demonstrably contained, the company anticipates a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the company's business, including the effects on its customers, employees, and prospects, or on its financial results for the remainder of fiscal 2020 and beyond. With the increasing uncertainty in global markets, the company will continue to monitor various factors that could impact mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations) and relative commodity prices. For further discussion on the estimated impact of COVID-19 on our long-term projections and recoverability of certain assets, refer to management’s discussion of Critical Accounting estimates on page 64.

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

During the six months ended June 30, 2020, the company recorded pre-tax charges of $104 million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations comprised of $58 million of asset related charges and $46 million of severance and related benefit costs.

Future cash payments related to this charge are anticipated to be $86 million, primarily related to the payment of severance and related benefits and asset retirement obligations. The company expects $130 million of savings to be achieved on a run rate basis by 2023.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The program is expected to be completed in approximately three years. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. During the six months ended June 30, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million, with the last purchase completed on March 10, 2020.

Overview

The following is a summary of results from continuing operations for the three months ended June 30, 2020:

•
The company reported net sales of $5,191 million, down 7 percent versus the same quarter last year, reflecting a 4 percent decrease in volume, a 3 percent decline in currency, and 1 percent impact in portfolio, partially offset by a 1 percent increase in price.

•
Cost of goods sold ("COGS") totaled $2,829 million in the second quarter of 2020, down from $3,047 million in the second quarter of 2019, primarily driven by currency benefits, lower volumes, $52 million of amortization of inventory step-up included in the three months ended June 30, 2019 and ongoing cost synergies and productivity efforts.

•
Restructuring and asset related charges - net were $179 million in the second quarter of 2020, an increase from $60 million in the second quarter 2019. The three months ended June 30, 2020 included $138 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•	There were no integration and separation costs in the second quarter of 2020, as compared to $330 million in the second quarter of 2019.

•
The provision for income taxes for the three months ended June 30, 2020 includes a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act 's (“The Act”) foreign tax provisions.

•	Income from continuing operations after income taxes was $766 million, as compared to income of $483 million in the same quarter last year.

•
Operating EBITDA was $1,236 million, down from $1,452 million for the three months ended June 30, 2019. Volume declines, higher selling, general and administrative expense ("SG&A") and the unfavorable impact of currency more than offset the positive impact of price increases and ongoing cost synergies and productivity efforts. Refer to page 59 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the six months ended June 30, 2020:

•
The company reported net sales of $9,147 million, up 2 percent versus the same period last year, reflecting a 4 percent increase in volume and a 1 percent increase in local price, partially offset by a 3 percent decline in currency.

•
COGS totaled $5,098 million in the six months ended 2020, down from $5,258 million in the six months ended 2019, primarily driven by the $257 million of amortization of inventory step-up included in the six months ended June 30, 2019, currency benefits and ongoing cost synergies and productivity efforts.

•
Restructuring and asset related charges - net were $249 million in the six months ended 2020, an increase from $121 million in the six months ended 2019. The six months ended June 30, 2020 included $148 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•	There were no integration and separation costs in the six months ended 2020, as compared to $542 million in the six months ended 2019.

•
The provision for income taxes for the six months ended June 30, 2020 includes a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act 's (“The Act”) foreign tax provisions.

•	Income from continuing operations after income taxes was $1,047 million, as compared to income of $299 million in the same period last year.

•
Operating EBITDA was $2,030 million, up from $1,970 million for the six months ended June 30, 2019. Price and volume gains in seed and ongoing cost synergies and productivity efforts more than offset the unfavorable impacts of currency and geographic and product mix in crop protection. Refer to page 59 for further discussion of the company's Non-GAAP financial measures.

•	The company realized cost synergies and productivity savings of approximately $130 million for the six months ended June 30, 2020.

Selected Financial Data

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$5,191	$5,556	$9,147	$8,952

Cost of goods sold	$2,829	$3,047	$5,098	$5,258
Percent of net sales	54%	55%	56%	59%

Research and development expense	$273	$269	$553	$568
Percent of net sales	5%	5%	6%	6%

Selling, general and administrative expenses	$965	$937	$1,722	$1,672
Percent of net sales	19%	17%	19%	19%

Effective tax rate on continuing operations	9.2%	35.9%	16.4%	40.4%

Income from continuing operations after income taxes	$766	$483	$1,047	$299

Income from continuing operations available to Corteva common stockholders	$760	$470	$1,031	$278

Basic earnings per share of common stock from continuing operations	$1.01	$0.63	$1.37	$0.37
Diluted earnings per share of common stock from continuing operations	$1.01	$0.63	$1.37	$0.37

Results of Operations

Net Sales
Net sales were $5,191 million and $5,556 million for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by a 4 percent decrease in volume versus the prior-year period. Volume declines were driven by earlier deliveries in North America, which shifted corn volumes into the first quarter 2020, coupled with a normalized start to the season in Latin America in crop protection as compared to the second quarter 2019. Local price increased 1 percent versus the prior-year period, with higher prices in Latin America in response to currency. Currency and portfolio represented declines of 3 percent and 1 percent, respectively.

	Three Months Ended June 30,
	2020		2019
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$5,191	100%	$5,556	100%
North America[1]	3,566	69%	3,785	68%
EMEA[2]	643	12%	667	12%
Latin America	515	10%	653	12%
Asia Pacific	467	9%	451	8%

	Q2 2020 vs. Q2 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$(219)	(6)%	—%	(5)%	(1)%	—%
EMEA[2]	(24)	(4)%	3%	—%	(7)%	—%
Latin America	(138)	(21)%	4%	(11)%	(14)%	—%
Asia Pacific	16	4%	2%	8%	(5)%	(1)%
Total	$(365)	(7)%	1%	(4)%	(3)%	(1)%

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

Net sales were $9,147 million and $8,952 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by a 4 percent increase in volume versus the prior-year period. Gains were driven by the recovery of planted area in North America, record corn sales in EMEA and growth in Asia Pacific. Local price increased 1 percent versus the prior-year period, reflecting higher prices in Latin America partially offsetting the impact of currency, and new product pricing gains in EMEA and Asia Pacific. Currency declines of 3 percent were primarily driven by the Brazilian Real and Euro.

	Six Months Ended June 30,
	2020		2019
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$9,147	100%	$8,952	100%
North America[1]	5,331	58%	5,177	58%
EMEA[2]	2,110	23%	2,031	23%
Latin America	949	11%	1,018	11%
Asia Pacific	757	8%	726	8%

	First Half 2020 vs. First Half 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$154	3%	—%	3%	—%	—%
EMEA[2]	79	4%	2%	6%	(4)%	—%
Latin America	(69)	(7)%	7%	—%	(14)%	—%
Asia Pacific	31	4%	2%	8%	(5)%	(1)%
Total	$195	2%	1%	4%	(3)%	—%

1.	Represents U.S. & Canada.

2.	Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $2,829 million and $3,047 million for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by currency benefits, lower volumes in both crop protection and seed, the lack of amortization of inventory step-up for the three months ended June 30, 2020, as compared to $52 million recognized for the three months ended June 31, 2019 and ongoing cost synergies and productivity efforts. The decrease was partially offset by higher royalties in seed.

COGS as a percentage of net sales was 54 percent and 55 percent for the three months ended June 30, 2020 and 2019, respectively. The amortization of inventory step-up was 1 percent of net sales for the three months ended June 30, 2019.

COGS was $5,098 million and $5,258 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by the lack of amortization of inventory step-up for the six months ended June 30, 2020, as compared to $257 million recognized for the six months ended June 30, 2019, currency benefits, and ongoing cost synergies and productivity efforts. The decrease was partially offset by increased volumes, higher royalties in seed, and higher input costs due to lower production yields in seed.

COGS as a percentage of net sales was 56 percent and 59 percent for the six months ended June 30, 2020 and 2019, respectively. The amortization of inventory step-up was 3 percent of net sales for the six months ended June 30, 2019.

Research and Development Expense
R&D expense was $273 million (5 percent of net sales) and $269 million (5 percent of net sales) for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by a shift of spend from first quarter 2020 to second quarter 2020 and increased investments to support new products in crop protection, partially offset by currency benefits and ongoing cost synergies and productivity efforts.

R&D expense was $553 million (6 percent of net sales) and $568 million (6 percent of net sales) for the six months ended June 30, 2020 and 2019, respectively. The decrease was driven primarily by currency benefits and ongoing cost synergies and productivity efforts, partially offset by investments to support new products in crop protection.

Selling, General and Administrative Expenses
SG&A expenses were $965 million (19 percent of net sales) and $937 million (17 percent of net sales) for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by increases in selling costs and higher ERP costs and product launch costs, partially offset by currency benefits and ongoing cost synergies and productivity efforts.

SG&A expenses were $1,722 million (19 percent of net sales) and $1,672 million (19 percent of net sales) for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by higher commissions and selling expenses due to higher volumes, higher ERP costs and product launch costs, and an increase in bad debt expense, partially offset by currency benefits, ongoing cost synergies and productivity efforts, and the settlement of a legal matter in the prior year.

Amortization of Intangibles
Intangible asset amortization was $176 million and $113 million for the three months ended June 30, 2020 and 2019, respectively, and $339 million and $214 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by amortization of germplasm assets, which changed from an indefinite lived intangible asset to definite lived with a useful life of 25 years in the fourth quarter of 2019. See Note 12 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $179 million and $60 million for the three months ended June 30, 2020 and 2019, respectively. The charges in the second quarter of 2020 related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and severance and related benefit costs and asset related charges under the Execute to Win Productivity Program.

The charges in the second quarter of 2019 related to contract termination charges and asset related charges under the DowDuPont Cost Synergy Program (the "Synergy Program").

Restructuring and asset related charges - net were $249 million and $121 million for the six months ended June 30, 2020 and 2019, respectively. The charges in the first half of 2020 primarily related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and asset related charges and severance and related benefit costs under the Execute to Win Productivity Program. The charges in the first half of 2019 primarily related to contract termination charges, asset related charges, and severance and related benefit costs under the Synergy Program.

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $330 million for the three months ended June 30, 2019, and $542 million for the six months ended June 30, 2019. These costs primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Distributions and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Other Income - Net
Other income - net was $89 million and $0 million for the three months ended June 30, 2020 and 2019, respectively. The change was primarily due to an increase in non-operating pension and other employment benefit credits and a net exchange gain during the three months ended June 30, 2020 compared to a net exchange loss during the three months ended June 30, 2019.

Other income - net was $90 million and $31 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily due to an increase in non-operating pension and other employment benefit credits, partially offset by higher losses on asset sales, including a $53 million loss related to the expected sale of the La Porte site in the six months ended June 30, 2020 as compared to a $24 million loss related to DAS’s sale of a joint venture related to synergy actions in the six months ended June 30, 2019.

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

See Note 7 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $14 million and $34 million for the three months ended June 30, 2020 and 2019, respectively, and $24 million and $93 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily driven by lower average debt balances as a result of the redemption/repayment transactions in the second quarter of 2019 related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information) and lower average interest rates.

Provision for Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $78 million for the three months ended June 30, 2020 on pre-tax income from continuing operations of $844 million, resulting in an effective tax rate of 9.2 percent.  The effective tax rate was favorably impacted by geographic mix of earnings, $20 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, which includes a tax benefit of $14 million related to a return to accrual adjustment to reflect a change in estimate on the impact of a tax law enactment in a foreign jurisdiction. In addition, during the three months ended June 30, 2020, the company recognized a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act's (“The Act”) foreign tax provisions.

The company’s benefit from income taxes on continuing operations was $270 million for the three months ended June 30, 2019 on a pre-tax loss from continuing operations of $753 million, resulting in an effective tax rate of 35.9 percent. During the three months ended June 30, 2019, the company recorded net tax charges of $114 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $96 million related to application of The Act's foreign tax provisions, as well as other net unfavorable impacts related to integration and separation costs. Those unfavorable impacts were partially offset by a $21 million benefit associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as geographic mix of earnings.

The company’s provision for income taxes on continuing operations was $205 million for the six months ended June 30, 2020 on pre-tax income from continuing operations of $1,252 million, resulting in an effective tax rate of 16.4%.  The effective tax rate was favorably impacted by geographic mix of earnings, $18 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, which includes a tax benefit of $14 million related to a return to accrual adjustment to reflect a change in estimate on the impact of a tax law enactment in a foreign jurisdiction. In addition, during the six months ended June 30, 2020, the company recognized a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the The Act's foreign tax provisions. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as tax charges related to the issuance of stock-based compensation.

The company’s benefit from income taxes on continuing operations was $203 million for the six months ended June 30, 2019 on a pre-tax income from continuing operations of $502 million, resulting in an effective tax rate of 40.4 percent. During the six months ended June 30, 2019, the company recorded net tax charges of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $96 million related to application of The Act’s foreign tax provisions, as well as other net unfavorable impacts related to integration and separation costs. Additionally, the effective tax rate was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger. These unfavorable impacts were partially offset by a first quarter tax benefit of $102 million related to an internal legal entity restructuring associated with the Business Separations, certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as geographic mix of earnings.

(Loss) Income from Discontinued Operations After Tax
(Loss) income from discontinued operations after tax was $(1,077) million for the three months ended June 30, 2019, and $1 million and $(717) million for the six months ended June 30, 2020 and 2019, respectively. The three and six months ended June 30, 2019 reflects the operations of EID ECP and the EID Specialty Product Entities.  Refer to Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $45 million and $64 million for the three months ended June 30, 2020 and 2019, respectively, and $87 million and $123 million for the six months ended June 30, 2020 and 2019, respectively. These expenses were driven by the items noted on page 51, under the header “Interest Expense”, partially offset by interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Provision for Income Taxes on Continuing Operations
EID’s provision for income taxes on continuing operations was $71 million for the three months ended June 30, 2020 on pre-tax income from continuing operations of $813 million, resulting in an effective tax rate of 8.7 percent. EID’s provision for income taxes on continuing operations was $263 million for the three months ended June 30, 2019 on pre-tax income from continuing operations of $723 million, resulting in an effective tax rate of 36.4 percent.

EID’s provision for income taxes on continuing operations was $190 million for the six months ended June 30, 2020 on pre-tax income from continuing operations of $1,189 million, resulting in an effective tax rate of 16.0 percent. EID’s provision for income taxes on continuing operations was $196 million for the six months ended June 30, 2019 on pre-tax income from continuing operations of $472 million, resulting in an effective tax rate of 41.5 percent.

EID’s changes in the effective tax rate for the three and six months ended June 30, 2020 as compared to 2019 were driven by the items noted on page 52, under the header “Provision for Income Taxes on Continuing Operations” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Corporate Outlook

The company continues to monitor near-term operating conditions to ensure business continuity in light of continued market volatility. The company expects an approximate 1 to 2 percent increase in net sales for the full year 2020 as compared to 2019, driven by expected price and volume gains mostly offset by unfavorable currency impacts.

The company expects full year 2020 Operating EBITDA in the range of down (4) percent to an increase of 1 percent versus 2019 and Operating Earnings Per Share in the range of down (13) percent to an increase of 1 percent versus 2019, driven by the above noted unfavorable currency impacts, partially offset by higher volumes and ongoing cost synergies and productivity.

The above outlook does not contemplate any operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency impacts resulting from the COVID-19 pandemic. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 60 for Significant Items recorded for the three and six months ended June 30, 2020 and 2019). Beginning January 1, 2020, the company recognizes non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements.

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. Beginning in the second quarter 2019, results represent the consolidated balances of the company, and prior to the second quarter 2019, results consist of the combined results of operations for Historical EID and DAS. The unaudited pro forma statements of operations below were prepared in accordance with Article 11 of Regulation S-X, and events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statements of operations through March 31, 2019. The unaudited pro forma combined statements of operations have not been adjusted for restructuring or integration activities or other costs following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

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

Unaudited Pro Forma Statement of Operations	Six Months Ended June 30, 2019
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$8,952	$—	$—	$—	$8,952
Cost of goods sold	5,258	(205)	—	16	5,069
Research and development expense	568	—	—	—	568
Selling, general and administrative expenses	1,672	—	—	3	1,675
Amortization of intangibles	214	—	—	—	214
Restructuring and asset related charges - net	121	—	—	—	121
Integration and separation costs	542	—	—	(112)	430
Other income - net	31	—	—	—	31
Loss on early extinguishment of debt	13	—		—	13
Interest expense	93	—	(45)	—	48
Income from continuing operations before income taxes	502	205	45	93	845
Provision for income taxes on continuing operations	203	36	10	1	250
Income from continuing operations after income taxes	299	169	35	92	595
Net income from continuing operations attributable to noncontrolling interests	21	—	—	—	21
Net income from continuing operations attributable to Corteva	$278	$169	$35	$92	$574

Per share common data
Earnings per share of common stock from continuing operations - basic					$0.77
Earnings per share of common stock from continuing operations - diluted					$0.77

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.7

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2020 compared with the same period in 2019. For purposes of the six months ended June 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 54). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 19 - Segment Information, to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of pro forma segment operating EBITDA to income from continuing operations before income taxes for the three and six months ended June 30, 2020 and 2019 is included in Note 19 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales	$3,538	$3,699	$5,993	$5,666
Segment operating EBITDA [1]	$956	$1,036	$1,537	$1,361

1.	The six months ended June 30, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X.

Seed	Q2 2020 vs. Q2 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(196)	(6)%	—%	(6)%	—%	—%
EMEA	(10)	(4)%	5%	—%	(9)%	—%
Latin America	19	10%	2%	25%	(17)%	—%
Asia Pacific	26	19%	9%	18%	(8)%	—%
Total	$(161)	(4)%	1%	(3)%	(2)%	—%

Seed	First Half 2020 vs. First Half 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$181	5%	1%	4%	—%	—%
EMEA	67	6%	4%	7%	(5)%	—%
Latin America	57	16%	9%	20%	(13)%	—%
Asia Pacific	22	10%	8%	9%	(7)%	—%
Total	$327	6%	2%	6%	(2)%	—%

Seed
Seed net sales were $3,538 million in the second quarter of 2020, down from $3,699 million in the second quarter of 2019. The decrease was due to a 3 percent decline in volume and a 2 percent decline in currency, partially offset by a 1 percent increase in local price.

Lower volumes were driven by earlier deliveries in North America due to improved weather conditions and the recovery of planted area, which shifted corn volumes into the first quarter 2020. The impact of this shift was partially offset by earlier summer corn deliveries in Latin America and market share gains in corn in Asia Pacific. Unfavorable currency impacts were primarily driven by the Brazilian Real. The increase in local price was led by increases across EMEA and Asia Pacific, with price gains in U.S. soybean amidst competitive pressures.

Segment operating EBITDA was $956 million in the second quarter of 2020 compared to $1,036 million in the second quarter of 2019. Volume declines, higher royalties, and higher selling costs more than offset favorable mix and ongoing cost synergies and productivity efforts, including reductions in R&D during the period.

Seed net sales were $5,993 million for the first six months of 2020, up from $5,666 million in the first six months of 2019. The increase was due to a 6 percent increase in volume and a 2 percent increase in local price, partially offset by a 2 percent decline in currency.

The increase in volume was driven by the recovery of planted area in North America, higher Safrinha sales and earlier summer corn deliveries in Latin America, and market share gains in corn in EMEA. Local price gain was driven by favorable mix globally, changes in route to market in EMEA, price increases in Latin America, and holding price in North America. Global corn price increased 2 percent, and North America soybean price increased 1 percent for the half. Unfavorable currency impacts were primarily drive by the Brazilian Real and the Euro.

Segment operating EBITDA was $1,537 million for the first six months of 2020, compared to $1,361 million in the first six months of 2019 on a pro forma basis. Volume gains, favorable mix, and ongoing cost synergies and productivity efforts were partially offset by higher commissions, the unfavorable impact of currency, higher royalties and higher input costs due to lower production yields.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales	$1,653	$1,857	$3,154	$3,286
Segment Operating EBITDA [1]	$309	$450	$547	$670

1.	The six months ended June 30, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X.

Crop Protection	Q2 2020 vs. Q2 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(23)	(3)%	1%	(3)%	—%	(1)%
EMEA	(14)	(4)%	1%	—%	(4)%	(1)%
Latin America	(157)	(34)%	5%	(25)%	(14)%	—%
Asia Pacific	(10)	(3)%	(1)%	4%	(5)%	(1)%
Total	$(204)	(11)%	2%	(7)%	(5)%	(1)%

Crop Protection	First Half 2020 vs. First Half 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(27)	(2)%	(1)%	—%	—%	(1)%
EMEA	12	1%	1%	5%	(4)%	(1)%
Latin America	(126)	(19)%	5%	(11)%	(13)%	—%
Asia Pacific	9	2%	—%	8%	(4)%	(2)%
Total	$(132)	(4)%	1%	—%	(4)%	(1)%

Crop Protection
Crop protection net sales were $1,653 million in the second quarter of 2020, down from $1,857 million in the second quarter of 2019. The decrease was due to a 7 percent decline in volume, a 5 percent decline in currency, and a 1 percent impact from portfolio actions, partially offset by a 2 percent increase in local price.

The year-over-year decrease in volume was primarily driven by the effect of an earlier start to the Latin America season in the three month period ended June 30, 2019, which shifted approximately $80 million of crop protection sales from third quarter 2019 to second quarter 2019, as well as rework on Vessaraya® fungicide due to formulation challenges. These impacts were coupled with increased competitive pressures in North America, particularly in the herbicide market. Unfavorable currency impacts were led by the Brazilian Real. The portfolio impact was driven by divestitures in North America, Asia Pacific and EMEA. The increase in local price was driven by increases in Latin America in response to currency.

Segment operating EBITDA was $309 million in the second quarter of 2020, down from $450 million in the second quarter of 2019. Gains from cost synergies and ongoing productivity actions were more than offset by volume declines in Latin America and North America, the unfavorable impact of currency and increased investments in research and development.

Crop protection net sales were $3,154 million for the first six months of 2020, down from $3,286 million in the first six months of 2019. The decrease was due to a 4 percent decline in currency and a 1 percent impact from portfolio, partially offset by a 1 percent increase in local price.

Unfavorable currency impacts were primarily due to the Brazilian Real and the Euro. The increase in local price was primarily driven by increases in Latin America in response to currency. Volume gains led by new product launches, including Rinskor™ and Arylex™ herbicides, were offset by a normalized start to the season in Latin America, resulting in flat volumes.

Segment operating EBITDA was $547 million for the first six months of 2020, compared to $670 million in the first six months of 2019 on a pro forma basis. The unfavorable impact of currency and geographic and product mix, together with increased investment in research and development more than offset cost synergies and ongoing productivity actions.

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below. For the six months ended June 30, 2019 information is on a pro forma basis and these non-GAAP measures are being reconciled to a pro forma GAAP financial measure prepared and presented in accordance with Article 11 of Regulation S-X, which are reconciled to the GAAP reported figures. See Article 11 Pro Forma Combined Statements of Operations on page 54.

Operating EBITDA is defined as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items (including goodwill impairment charges). Non-operating (benefits) costs - net consists of non-operating pension and OPEB credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites of Historical DuPont. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings per share is defined as "Earnings per common share from continuing operations - diluted" excluding the after-tax impact of significant items (including goodwill impairment charges), the after-tax impact of non-operating (benefits) costs - net, and the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets.

Reconciliation of Income from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)	As Reported	As Reported	As Reported	Pro Forma
Income from continuing operations after income taxes	$766	$483	$1,047	$595
Provision for income taxes on continuing operations	78	270	205	250
Income from continuing operations before income taxes	844	753	1,252	845
Depreciation and amortization	300	227	583	485
Interest income	(9)	(17)	(27)	(33)
Interest expense	14	34	24	48
Exchange (gains) losses - net	(1)	32	60	59
Non-operating benefits - net	(91)	(32)	(164)	(74)
Significant items charge	179	455	302	640
Operating EBITDA (Non-GAAP)	$1,236	$1,452	$2,030	$1,970

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)	As Reported	As Reported	As Reported	Pro Forma
Integration and separation costs	$—	$(330)	$—	$(430)
Restructuring and asset related charges - net	(179)	(60)	(249)	(121)
Loss on divestiture	—	—	(53)	(24)
Amortization of inventory step-up	—	(52)	—	(52)
Loss on early extinguishment of debt	—	(13)	—	(13)
Total pretax significant items charge	(179)	(455)	(302)	(640)
Total tax benefit (provision) impact of significant items[1]	36	(80)	59	12
Tax only significant item benefit[2]	29	—	10	—
Total significant items charge, after tax	$(114)	$(535)	$(233)	$(628)

1.
The tax benefit impact of significant items for the three months ended June 30, 2019 includes a net tax charge of $(114) million related to U.S. state blended tax rate changes associated with the Business Separations and a net tax charge of $(96) million related to application of the The Act's foreign tax provisions. In addition to the items noted above, the tax benefit impact of significant items for the six months ended June 30, 2019 includes a net tax charge of $(32) million related to U.S. state blended tax rate changes associated with the Internal Reorganizations and a tax benefit of $102 million related to an internal legal entity restructuring associated with the Internal Reorganizations. Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

2.
The tax only significant item benefits are primarily related to a benefit due to an elective change in accounting method that alters the 2019 impact of the business separation on The Act's foreign tax provisions and a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset.

Reconciliation of Income from Continuing Operations Attributable to Corteva and Earnings Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings and Operating Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)	As Reported	As Reported	As Reported	Pro Forma
Income from continuing operations attributable to Corteva	$760	$470	$1,031	$574
Less: Non-operating benefits - net, after tax	67	30	124	61
Less: Amortization of intangibles (existing as of Separation), after tax	(137)	(89)	(251)	(170)
Less: Significant items charge, after tax	(114)	(535)	(233)	(628)
Operating Earnings (Non-GAAP)	$944	$1,064	$1,391	$1,311

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	As Reported	As Reported	As Reported	Pro Forma
Earnings per share of common stock from continuing operations - diluted	$1.01	$0.63	$1.37	$0.77
Less: Non-operating benefits - net, after tax	0.09	0.04	0.16	0.08
Less: Amortization of intangibles (existing as of Separation), after tax	(0.19)	(0.12)	(0.33)	(0.22)
Less: Significant items charge, after tax	(0.15)	(0.71)	(0.31)	(0.84)
Operating Earnings Per Share (Non-GAAP)	$1.26	$1.42	$1.85	$1.75
Diluted Shares Outstanding (in millions)	751.6	750.0	752.0	749.7

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2019 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2020.

(Dollars in millions)	June 30, 2020	December 31, 2019	June 30, 2019
Cash, cash equivalents and marketable securities	$2,869	$1,769	$2,083
Total debt	$2,631	$122	$2,175

The company's cash, cash equivalents and marketable securities at June 30, 2020, December 31, 2019, and June 30, 2019 were $2,869 million, $1,769 million and $2,083 million, respectively. Total debt at June 30, 2020, December 31, 2019, and June 30, 2019 was $2,631 million, $122 million, and $2,175 million, respectively. The increase in debt balances from December 31, 2019 was primarily due to funding the company’s seasonal working capital needs and capital expenditures, and the May 2020 Debt Offering. See further information in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.3 billion, $6.4 billion, and $6.3 billion in committed and uncommitted unused credit lines at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. In addition to the unused credit facilities, the company has a $1.3 billion 2020 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party to the Revolving Credit Facilities upon the Corteva Distribution. In March 2020, EID drew down $500 million under the three-year revolving credit facility to finance its short-term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by COVID-19. All amounts outstanding for the $500 million draw down were repaid as of June 30, 2020. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2020 the company was in compliance with these covenants.

In May 2020, EID issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are intended to be used for general corporate purposes, which may include discretionary contributions to the company’s U.S. principal pension plan and repayment of other indebtedness.

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

The company's cash, cash equivalents and marketable securities at June 30, 2020, December 31, 2019, and June 30, 2019 are $2.9 billion, $1.8 billion, and $2.1 billion respectively, of which $2.7 billion at June 30, 2020, $1.5 billion at December 31, 2019, and $1.9 billion at June 30, 2019 was held by subsidiaries in foreign countries, including United States territories.

The Act required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements.  The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries.  The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments.  At June 30, 2020, management believed that sufficient liquidity is available in the U.S.

Summary of Cash Flows
Cash used for operating activities was $0.9 billion for the six months ended June 30, 2020 compared to $1.1 billion for the six months ended June 30, 2019. The decrease in cash used for operating activities was driven by a decrease in integration and separation costs, partially offset by the absence of the net impact of cash earnings and working capital from EID ECP and EID Specialty Products entities as a result of the Internal Reorganizations and Business Realignments in 2019.

Cash used for investing activities was $0.3 billion for the six months ended June 30, 2020 compared to $0.7 billion for the six months ended June 30, 2019. The change was due primarily to lower capital expenditures driven by the Internal Reorganizations and Business Realignments in 2019, partially offset by higher net purchases of investments and lower proceeds from sales of property, businesses, and consolidated companies.

Cash provided by financing activities was $2.2 billion for the six months ended June 30, 2020 compared to $0.7 billion used for financing activities for the six months ended June 30, 2019. The change was due primarily to lower payments on long-term debt due to the 2019 debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (using a portion of the contributions from DowDuPont), the May 2020 Debt Offering, higher borrowings (less than 90 days), and the absence of distributions to DowDuPont (which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments), partially offset by dividends to Corteva stockholders, payments for the acquisition of noncontrolling interests and repurchases of Corteva common stock. In addition, during the six months ended June 30, 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations.

In February 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on March 13, 2020, to shareholders of record on March 3, 2020. In April 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on June 15, 2020, to shareholders of record on May 15, 2020. In July 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on September 15, 2020, to shareholders of record on August 14, 2020.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. During the six months ended June 30, 2020, the company purchased and retired 1,865,000 shares for a total cost of $50 million. See Note 15 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash provided by operating activities
EID’s cash used for operating activities for the six months ended June 30, 2020 was $0.9 billion compared to $1.1 billion for the six months ended June 30, 2019. The change was primarily driven by the items noted above under the header, "Summary of Cash Flows," partially offset by interest incurred on the related party loan between EID and Corteva, Inc.

Cash used for financing activities
EID’s cash provided by financing activities was $2.3 billion for the six months ended June 30, 2020 compared to $0.7 billion used for the six months ended June 30, 2019. The change was due to lower payments on long-term debt due to the 2019 debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (using a portion of the contributions from DowDuPont and proceeds from related party debt), the May 2020 Debt Offering, higher borrowings (less than 90 days), the absence of distributions to DowDuPont which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments, and payments for the acquisition of noncontrolling interests. In addition, during the six months ended June 30, 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations. This activity was partially offset by lower proceeds from related party debt and higher payments on related party debt during the six months ended June 30, 2020.

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

Critical Accounting Estimates
The company's significant accounting policies are more fully described in Note 1 in the company's 2019 Annual Report. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.
Valuation of Assets and Impairment Considerations
The company tests goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and / or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities.

As a result of changes in the company's long-term projections driven largely by the impacts of the COVID-19 pandemic on the mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations) and relative commodity prices, the company determined a triggering event had occurred during the second quarter of 2020 that required an interim impairment assessment for its seed and crop protection reporting units and its tradename indefinite lived intangible asset.

The quantitative impairment analysis for the company’s reporting units was performed using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs, and the analysis for the tradename indefinite lived intangible asset was performed using a relief from royalty valuation method. The company’s significant assumptions in these analyses include future cash flow projections, discount rates, the terminal growth rate, the royalty rate (tradename), and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the company’s forecasts. The company derives its discount rates using a capital asset pricing model and analyzes published rates for industries relevant to its reporting units to estimate the cost of equity financing. The company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Discount rates used in the company’s valuations ranged from 9.5% to 10.5%.

The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analyses performed, the company concluded the fair value of each of the reporting units exceeded their respective carrying values by more than 15 percent, and no goodwill impairment charge was necessary.

Based on the impairment analysis performed over the company’s tradename indefinite lived intangible asset it was determined fair value approximates carrying value, and no impairment charge was necessary.  However, this intangible asset is at higher risk to have impairment charges in future periods, if significant assumptions were to deteriorate.

The dynamic economic environments in which the company's diversified Seed product lines operate, and key economic and product line assumptions for the Seed business with respect to projected selling prices, product mix, market growth and inflation rates, can significantly affect the outcome of impairment tests for the tradename indefinite-lived intangible asset. Further, cost of capital and currency and tax rates are dependent on macroeconomic factors and government policies and regulations, which are outside the company’s control. Estimates based on these assumptions may differ significantly from actual results. Changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence, magnitude and timing of impairments, if any, as well as the time in which such impairments are recognized.

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2019 can be found on page 71 of the company's 2019 Annual Report.  There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2019 Annual Report, except for the $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 issued in the second quarter (the May 2020 Debt Offering). See Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements for additional information for further discussion of the debt issuance.

The company's total contractual obligations for long-term debt as of June 30, 2020 are as follows:

		Payments Due In
(Dollars in millions)	Total at June 30, 2020	Remainder 2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-Term debt[1]	$1,110	$—	$1	$—	$1,109
1. Excludes Unamortized debt discount and issuance costs of $12 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2020, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of June 30, 2020, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

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

Federal Trade Commission Investigation
On May 29, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl and rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva is cooperating with the FTC’s subpoena, but believes the likelihood of material liability is remote.

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

Pursuant to the Separation Agreements, the company is entitled to indemnification for certain liabilities related to legacy EID businesses. On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the grounds that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. On March 30, 2020, the Court granted the motion to dismiss made by DuPont, Corteva, and EID. Chemours filed its appeal of the Chancery Court's decision with the Delaware Supreme Court on June 4, 2020. An arbitration of the indemnification matters is ongoing and proceeding in parallel with Chemours’ appeal of the Chancery Court decision.  The arbitration is currently scheduled to begin June 2021. The company believes the probability of liability with respect to Chemours' suit continues to be remote. Further information with respect to this proceeding is set forth in Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. The company believes the probability of liability with respect to Chemours' suit to be remote.

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
Corteva's business, financial condition, and results of operations could be negatively impacted by COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic and future outbreaks is uncertain, rapidly changing and difficult to predict. To date, the COVID-19 pandemic has negatively impacted foreign currency exchange rates, as a result of a generally stronger U.S. dollar relative to other currencies in the countries in which the company operates, which has adversely affected the company's reported results of operations. These relative differences could widen and further adversely impact our results of operations and financial condition.
COVID-19 and the related government-imposed restrictions, including stay at home orders, has significantly impacted other economic activity and markets around the world, which could negatively impact the company's business, financial condition, and results of operations in numerous ways, including but not limited to those outlined below:

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

•
Increased volatility and pricing in the capital and commercial paper markets may reoccur and impact the company's access to preferred sources of liquidity resulting in higher borrowing costs. The company cannot assure investors that additional liquidity will be readily available or available on favorable terms.

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
Reduction in ethanol demand driven by declines in crude oil and gasoline consumption have negatively impacted demand for corn, which can negatively impact the company's business, financial condition and results of operations.
During 2020 global and U.S. crude oil price benchmarks suffered record declines in demand resulting from the COVID-19 pandemic stay-at-home orders and over-supply due to price disputes between Russia and Saudi Arabia.  U.S. ethanol producers have shut down their facilities and declared “force majeure” on shipments for corn purchases due to depressed demand. Similar trends with respect to bio-fuels, like ethanol, are occurring globally. Approximately one-third of U.S. corn has been historically used in the production of ethanol for gasoline. However, U.S. ethanol supplied bottomed at approximately 53% of its pre-COVID-19 U.S. lockdown levels in April 2020 and had only rebounded to approximately 85% of its pre-COVID lockdown levels in July 2020.  This lost corn utilization to manufacture ethanol is adding to ending corn inventory stock.  Continued declines in the demand for corn, or over-supply, will negatively impact our business, financial condition, and results of operations.

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

CORTEVA, INC.
(Registrant)

Date:	August 6, 2020

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	August 6, 2020

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net sales	$5,191	$5,556	$9,147	$8,952
Cost of goods sold	2,829	3,047	5,098	5,258
Research and development expense	273	269	553	568
Selling, general and administrative expenses	965	937	1,722	1,672
Amortization of intangibles	176	113	339	214
Restructuring and asset related charges - net	179	60	249	121
Integration and separation costs	—	330	—	542
Other income - net	89	—	90	31
Loss on early extinguishment of debt	—	13	—	13
Interest expense	45	64	87	123
Income from continuing operations before income taxes	813	723	1,189	472
Provision for income taxes on continuing operations	71	263	190	196
Income from continuing operations after income taxes	742	460	999	276
(Loss) income from discontinued operations after income taxes	—	(1,077)	1	(717)
Net income (loss)	742	(617)	1,000	(441)
Net income attributable to noncontrolling interests	3	9	11	19
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$739	$(626)	$989	$(460)

See Notes to the Consolidated Financial Statements beginning on page 78.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$742	$(617)	$1,000	$(441)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	97	(102)	(575)	(174)
Adjustments to pension benefit plans	(6)	11	(6)	8
Adjustments to other benefit plans	(1)	(86)	2	(86)
Derivative instruments	(2)	22	4	23
Total other comprehensive income (loss)	88	(155)	(575)	(229)
Comprehensive income (loss)	830	(772)	425	(670)
Comprehensive income attributable to noncontrolling interests - net of tax	3	9	11	19
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$827	$(781)	$414	$(689)

See Notes to the Consolidated Financial Statements beginning on page 78.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$2,809	$1,764	$2,077
Marketable securities	60	5	6
Accounts and notes receivable - net	6,772	5,528	7,441
Inventories	3,589	5,032	3,918
Other current assets	1,192	1,190	1,010
Total current assets	14,422	13,519	14,452
Investment in nonconsolidated affiliates	62	66	64
Property, plant and equipment - net of accumulated depreciation (June 30, 2020 - $3,565; December 31, 2019 - $3,326; June 30, 2019 - $3,207)	4,293	4,546	4,543
Goodwill	10,069	10,229	10,249
Other intangible assets	11,070	11,424	11,832
Deferred income taxes	290	287	325
Other assets	1,974	2,326	2,464
Total Assets	$42,180	$42,397	$43,929
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,529	$7	$2,058
Accounts payable	2,891	3,702	3,139
Income taxes payable	369	95	282
Accrued and other current liabilities	2,743	4,440	3,048
Total current liabilities	7,532	8,244	8,527
Long-Term Debt	1,102	115	117
Long-Term Debt - Related Party	3,842	4,021	4,160
Other Noncurrent Liabilities
Deferred income tax liabilities	752	920	1,430
Pension and other post employment benefits - noncurrent	6,039	6,377	5,538
Other noncurrent obligations	1,957	2,192	2,156
Total noncurrent liabilities	13,692	13,625	13,401
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2020, December 31, 2019, and June 30, 2019:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at June 30, 2020 - 200, December 31, 2019 - 200, and June 30, 2019 - 200	—	—	—
Additional paid-in capital	23,981	23,958	23,947
Retained earnings / (accumulated deficit)	580	(406)	172
Accumulated other comprehensive loss	(3,845)	(3,270)	(2,375)
Total E. I. du Pont de Nemours and Company stockholders’ equity	20,955	20,521	21,983
Noncontrolling interests	1	7	18
Total equity	20,956	20,528	22,001
Total Liabilities and Equity	$42,180	$42,397	$43,929

See Notes to the Consolidated Financial Statements beginning on page 78.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019[1]
Operating activities
Net income (loss)	$1,000	$(441)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	583	1,084
Benefit from deferred income tax	(136)	(473)
Net periodic pension benefit	(202)	(146)
Pension contributions	(39)	(92)
Net loss (gain) on sales of property, businesses, consolidated companies, and investments	30	(67)
Restructuring and asset related charges - net	249	238
Amortization of inventory step-up	—	257
Goodwill impairment charge	—	1,102
Loss on early extinguishment of debt	—	13
Other net loss	185	172
Changes in operating assets and liabilities - net	(2,590)	(2,754)
Cash used for operating activities	(920)	(1,107)
Investing activities
Capital expenditures	(202)	(834)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	18	125
Acquisitions of businesses - net of cash acquired	—	(9)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(361)	(13)
Proceeds from sales and maturities of investments	298	37
Other investing activities - net	(5)	(1)
Cash used for investing activities	(252)	(674)
Financing activities
Net change in borrowings (less than 90 days)	966	173
Proceeds from related party debt	67	4,160
Payments on related party debt	(246)	—
Proceeds from debt	2,434	1,001
Payments on debt	(879)	(6,803)
Proceeds from exercise of stock options	17	39
Payment for acquisition of subsidiary's interest from the non-controlling interest	(60)	—
Distributions to DowDuPont	—	(317)
Cash transferred to DowDuPont at Internal Reorganization	—	(2,053)
Contributions from Dow and DowDuPont	—	3,255
Debt extinguishment costs	—	(79)
Other financing activities	(34)	(42)
Cash provided by financing activities	2,265	(666)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(64)
Increase (decrease) in cash, cash equivalents and restricted cash	998	(2,511)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024
Cash, cash equivalents and restricted cash at end of period	$3,171	$2,513
1. The cash flows for the six months ended June 30, 2019 includes cash flows of EID's ECP and Specialty Products Entities.

See Notes to the Consolidated Financial Statements beginning on page 78.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$—	$78,259	$—	$(3,360)	$254	$75,153
Net income				166			10	176
Other comprehensive loss						(74)		(74)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)				(2)
Distributions to DowDuPont				(317)				(317)
Issuance of DowDuPont stock				35				35
Share-based compensation				18				18
Contributions from Dow				88				88
Other - net				(3)				(3)
Balance at March 31, 2019	$—	$—	$—	$78,244	$—	$(3,434)	$264	$75,074
Net (loss) income				(806)	180		9	(617)
Other comprehensive loss						(155)		(155)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(5)			(5)
Contributions from DowDuPont				3,168				3,168
Issuance of DowDuPont stock				4				4
Share-based compensation			11	44				55
Impact of Internal Reorganizations				(56,479)		1,214	(231)	(55,496)
Reclassification of Divisional Equity to APIC	239		23,936	(24,175)				—
Other - net					(3)		(24)	(27)
Balance at June 30, 2019	$239	$—	$23,947	$—	$172	$(2,375)	$18	$22,001

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital	Divisional Equity	(Accumulated deficit) Retained Earnings	Accum. Other Comp Loss	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$239	$—	$23,958		$(406)	$(3,270)	$7	$20,528
Net income					250		8	258
Other comprehensive loss						(663)		(663)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			(2)					(2)
Issuance of Corteva stock			14					14
Share-based compensation			2					2
Other - net			32		(2)			30
Balance at March 31, 2020	$239	$—	$24,004		$(158)	$(3,933)	$15	$20,167
Net income					739		3	742
Other comprehensive income						88		88
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			3					3
Share-based compensation			19					19
Acquisition of a noncontrolling interest in consolidated subsidiaries			(37)				(15)	(52)
Other - net			(8)		2		(2)	(8)
Balance at June 30, 2020	$239	$—	$23,981		$580	$(3,845)	$1	$20,956

See Notes to the Consolidated Financial Statements beginning on page 78.

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

•	Capital Structure - At June 30, 2020, Corteva, Inc.'s capital structure consists of 748,485,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:

•	Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 2 - Recent Accounting Guidance - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 3 - Divestitures and Other Transactions - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 4 - Revenue - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 5 - Restructuring and Asset Related Charges - Net - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 6 - Related Parties - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, below

•	Note 7 - Supplementary Information - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 8 - Income Taxes - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 9 - Earnings Per Share of Common Stock - Not applicable for EID

•	Note 10 - Accounts and Notes Receivable - Net - refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 11 - Inventories - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 12 - Other Intangible Assets - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements

•
Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below

•	Note 14 - Commitments and Contingent Liabilities - refer to page 26 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 15 - Stockholders' Equity - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 16 - Pension Plans and Other Post Employment Benefits - refer to page 34 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 17 - Financial Instruments - refer to page 35 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 18 - Fair Value Measurements - refer to page 40 of the Corteva, Inc. interim Consolidated Financial Statements

•	Note 19 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of related party transactions with Historical Dow, DowDuPont, and DuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of June 30, 2020, December 31, 2019, and June 30, 2019, the outstanding related party loan balance was $3,842 million, $4,021 million, and $4,160 million respectively (which approximates fair value), with interest rates of 1.80%, 3.27%, and 4.12%, respectively, and is reflected as long-term debt - related party in EID's interim Condensed Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $31 million and $63 million for the three and six months ended June 30, 2020, respectively, and $30 million for the three and six months ended June 30, 2019 associated with the related party loan from Corteva, Inc.

As of June 30, 2020, EID had payables to Corteva, Inc., the parent company, of $119 million and $82 million ($119 million and $154 million at December 31, 2019 and $88 million and $180 million at June 30, 2019, respectively) included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Condensed Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page 41 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile segment pro forma operating EBITDA to loss from continuing operations after income taxes, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019 [1]
Income from continuing operations after income taxes	$742	$460	$999	$276
Provision for income taxes on continuing operations	71	263	190	196
Income from continuing operations before income taxes	813	723	1,189	472
Depreciation and amortization	300	227	583	485
Interest income	(9)	(17)	(27)	(33)
Interest expense	45	64	87	123
Exchange (gains) losses - net	(1)	32	60	59
Non-operating benefits - net	(91)	(32)	(164)	(74)
Significant items	179	455	302	640
Pro forma adjustments				298
Corporate expenses	29	34	54	61
Segment operating EBITDA	$1,265	$1,486	$2,084	$2,031

1.	Period is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

Segment assets to total assets (in millions)	June 30, 2020	December 31, 2019	June 30, 2019
Total segment assets	$37,390	$38,879	$39,828
Corporate assets	4,790	3,518	4,101
Total assets	$42,180	$42,397	$43,929