Form 10-Q
period 2020-09-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2020-11-05
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Corteva, Inc.                                          Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 745,016,000 shares of common stock, par value $0.01 per share, outstanding at October 29, 2020.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at October 29, 2020, all of which are held by Corteva, Inc.

E. I. du Pont de Nemours and Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

CORTEVA, INC.
E. I. DU PONT DE NEMOURS AND COMPANY

Explanatory Note

On June 1, 2019, Corteva, Inc. ("Corteva" or "the company") became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DowDuPont (defined below). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

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
    • "DowDuPont" refers to DowDuPont Inc., and its subsidiaries prior to the Separation of Corteva (defined below);
• "Historical Dow" refers to the Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization (defined below);
    • "Historical DuPont" refers to EID prior to the Internal Reorganization (defined below);
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three groups: agriculture, materials science and specialty products.  These steps include:
1.the April 1, 2019 transfer of the assets and liabilities aligned with EID’s material science businesses including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) to DowDuPont, which were ultimately conveyed by DowDuPont to Dow;
2.the May 1, 2019 distribution of EID legal entities containing the assets and liabilities of EID’s specialty products business (the “EID Specialty Products Entities”) to DowDuPont;
3.the May 2, 2019 conveyance of Historical Dow's agriculture business ("Dow Ag Entities") to EID; and
4.the May 31, 2019 contribution of EID to Corteva, Inc.  Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
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
• "Merger Effectiveness Time” refers to August 31, 2017 at 11:59 pm ET;
    • "Dow" refers to Dow Inc. after the Dow Distribution;
    • "DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva (on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc.; and
    • "DAS" refers to the agriculture business of Historical Dow AgroSciences.

Beginning on June 3, 2019, Corteva's common stock is traded on the New York Stock Exchange under the ticker symbol "CTVA".

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EID.  The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EID, except where otherwise indicated.

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 76. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,863	$1,911	$11,010	$10,863
Cost of goods sold	1,297	1,349	6,395	6,607
Research and development expense	284	289	837	857
Selling, general and administrative expenses	597	646	2,319	2,318
Amortization of intangibles	162	100	501	314
Restructuring and asset related charges - net	49	46	298	167
Integration and separation costs	—	152	—	694
Other income - net	30	59	120	90
Loss on early extinguishment of debt	—	—	—	13
Interest expense	11	19	35	112
(Loss) income from continuing operations before income taxes	(507)	(631)	745	(129)
(Benefit from) provision for income taxes on continuing operations	(117)	(104)	88	99
(Loss) income from continuing operations after income taxes	(390)	(527)	657	(228)
Income (loss) from discontinued operations after income taxes	—	22	1	(695)
Net (loss) income	(390)	(505)	658	(923)
Net income (loss) attributable to noncontrolling interests	2	(11)	18	15
Net (loss) income attributable to Corteva	$(392)	$(494)	$640	$(938)
Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(0.52)	$(0.69)	$0.85	$(0.32)
Basic earnings (loss) per share of common stock from discontinued operations	—	0.03	—	(0.93)
Basic (loss) earnings per share of common stock	$(0.52)	$(0.66)	$0.85	$(1.25)
Diluted earnings (loss) per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(0.52)	$(0.69)	$0.85	$(0.32)
Diluted earnings (loss) per share of common stock from discontinued operations	—	0.03	—	(0.93)
Diluted (loss) earnings per share of common stock	$(0.52)	$(0.66)	$0.85	$(1.25)

See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(390)	$(505)	$658	$(923)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	68	(297)	(507)	(471)
Adjustments to pension benefit plans	—	5	(6)	13
Adjustments to other benefit plans	1	—	3	(86)
Derivative instruments	(20)	—	(16)	23
Total other comprehensive income (loss)	49	(292)	(526)	(521)
Comprehensive (loss) income	(341)	(797)	132	(1,444)
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	(11)	18	15
Comprehensive (loss) income attributable to Corteva	$(343)	$(786)	$114	$(1,459)

See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$2,768	$1,764	$1,980
Marketable securities	152	5	117
Accounts and notes receivable - net	5,627	5,528	6,574
Inventories	4,374	5,032	4,403
Other current assets	1,167	1,190	1,043
Total current assets	14,088	13,519	14,117
Investment in nonconsolidated affiliates	62	66	70
Property, plant and equipment - net of accumulated depreciation (September 30, 2020 - $3,712; December 31, 2019 - $3,326; September 30, 2019 - $3,186)	4,273	4,546	4,503
Goodwill	10,110	10,229	10,168
Other intangible assets	10,914	11,424	11,667
Deferred income taxes	289	287	270
Other assets	1,954	2,326	2,440
Total Assets	$41,690	$42,397	$43,235
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,142	$7	$3,604
Accounts payable	2,994	3,702	3,014
Income taxes payable	168	95	126
Accrued and other current liabilities	2,430	4,434	2,249
Total current liabilities	7,734	8,238	8,993
Long-Term Debt	1,102	115	116
Other Noncurrent Liabilities
Deferred income tax liabilities	740	920	1,328
Pension and other post employment benefits - noncurrent	5,904	6,377	5,405
Other noncurrent obligations	1,864	2,192	2,132
Total noncurrent liabilities	9,610	9,604	8,981
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at September 30, 2020 - 747,492,000; December 31, 2019 - 748,577,000; and September 30, 2019 - 748,390,000	7	7	7
Additional paid-in capital	27,895	27,997	28,072
Accumulated deficit	—	(425)	(397)
Accumulated other comprehensive loss	(3,796)	(3,270)	(2,667)
Total Corteva stockholders’ equity	24,106	24,309	25,015
Noncontrolling interests	240	246	246
Total equity	24,346	24,555	25,261
Total Liabilities and Equity	$41,690	$42,397	$43,235
See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2020	2019[1]
Operating activities
Net income (loss)	$658	$(923)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	868	1,310
Benefit from deferred income tax	(153)	(427)
Net periodic pension benefit	(306)	(208)
Pension contributions	(53)	(109)
Net loss (gain) on sales of property, businesses, consolidated companies and investments	29	(69)
Restructuring and asset related charges - net	298	284
Amortization of inventory step-up	—	272
Goodwill impairment charge	—	1,102
Loss on early extinguishment of debt	—	13
Other net loss	240	184
Changes in operating assets and liabilities - net	(2,818)	(3,732)
Cash used for operating activities	(1,237)	(2,303)
Investing activities
Capital expenditures	(301)	(1,015)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	22	142
Acquisitions of businesses - net of cash acquired	—	(9)
Investments in and loans to nonconsolidated affiliates	(1)	(10)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(656)	(133)
Proceeds from sales and maturities of investments	498	42
Other investing activities - net	(7)	(2)
Cash used for investing activities	(445)	(964)
Financing activities
Net change in borrowings (less than 90 days)	1,582	1,729
Proceeds from debt	2,434	1,001
Payments on debt	(879)	(6,803)
Repurchase of common stock	(83)	(25)
Proceeds from exercise of stock options	19	43
Dividends paid to stockholders	(291)	(97)
Payment for acquisition of subsidiary's interest from the non-controlling interest	(60)	—
Distributions to DowDuPont	—	(317)
Cash transferred to DowDuPont at Internal Reorganizations	—	(2,053)
Contributions from Dow and DowDuPont	—	7,396
Debt extinguishment costs	—	(79)
Other financing activities	(27)	(34)
Cash provided by financing activities	2,695	761
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(118)
Increase (decrease) in cash, cash equivalents and restricted cash	949	(2,624)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024
Cash, cash equivalents and restricted cash at end of period[2]	$3,122	$2,400
1. The cash flows for the nine months ended September 30, 2019 includes cash flows of EID's ECP and Specialty Products Entities.
2. See page 20 for reconciliation of cash and cash equivalents and restricted cash presented in interim Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital "APIC"	Divisional Equity	Retained Earnings (Accumulated deficit)	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$78,020	$—	$(3,360)	$493	$75,153
Net income			164			12	176
Other comprehensive loss					(74)		(74)
Distributions to DowDuPont			(317)				(317)
Issuance of DowDuPont stock			35				35
Share-based compensation			18				18
Contributions from Dow			88				88
Other - net			(3)			(2)	(5)
Balance at March 31, 2019	$—	$—	$78,005	$—	$(3,434)	$503	$75,074
Net (loss) income			(805)	197		14	(594)
Other comprehensive loss					(155)		(155)
Common dividends ($0.13 per share)				(97)			(97)
Contributions from DowDuPont			7,308				7,308
Issuance of DowDuPont stock			4				4
Share-based compensation		11	44				55
Impact of Internal Reorganizations			(56,479)		1,214	(231)	(55,496)
Reclassification of Divisional Equity to APIC	7	28,070	(28,077)				—
Other				(3)		(29)	(32)
Balance at June 30, 2019	$7	$28,081	$—	$97	$(2,375)	$257	$26,067
Net loss				$(494)		$(11)	$(505)
Other comprehensive loss					$(292)		(292)
Issuance of Corteva common stock		4					4
Share-based compensation		12					12
Common Stock Repurchase		(25)					(25)
Balance at September 30, 2019	$7	$28,072		$(397)	$(2,667)	$246	$25,261

(In millions)	Common Stock	Additional Paid-in Capital "APIC"	Divisional Equity	(Accumulated deficit) Retained Earnings	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$27,997		$(425)	$(3,270)	$246	$24,555
Net income				272		10	282
Other comprehensive loss					(663)		(663)
Common dividends ($0.13 per share)		(97)					(97)
Issuance of Corteva stock		14					14
Share-based compensation		2					2
Common Stock Repurchase		(50)					(50)
Other - net		40		(2)		(2)	36
Balance at March 31, 2020	$7	$27,906		$(155)	$(3,933)	$254	$24,079
Net income				760		6	766
Other comprehensive income					88		88
Common dividends ($0.13 per share)				(97)			(97)
Issuance of Corteva stock		3					3
Share-based compensation		19					19
Acquisition of a noncontrolling interest in consolidated subsidiaries		(37)				(15)	(52)
Other - net						(5)	(5)
Balance at June 30, 2020	$7	$27,891		$508	$(3,845)	$240	$24,801
Net (loss) income				$(392)		2	(390)
Other comprehensive income					49		49
Share-based compensation		16		(1)			15
Common dividends ($.13 per share)				(97)			(97)
Common Stock Repurchase		(15)		(18)			(33)
Issuance of Corteva stock		2					2
Other - net		1				(2)	(1)
Balance at September 30, 2020	$7	$27,895		$—	$(3,796)	$240	$24,346

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

In accordance with GAAP, the financial position and results of operations of EID ECP and the EID Specialty Products Entities are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for the three and nine months ended September 30, 2019. The cash flows, comprehensive (loss) income, and equity related to EID ECP and the EID Specialty Products Entities have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Equity, respectively, the three and nine months ended September 30, 2019. Amounts related to EID ECP and the EID Specialty Products Entities are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 3 - Divestitures and Other Transactions, for additional information.

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

The company's interim Condensed Consolidated Balance Sheets for all periods presented consist of Corteva, Inc. and its consolidated subsidiaries.

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

During the first quarter 2020, the company recorded an increase of $40 million to APIC relating to net assets recorded as transferred as part of the 2019 Internal Reorganizations that were retained.

Goodwill and indefinite lived intangibles impairment testing
As a result of changes in the company's long-term projections driven largely by the impacts of the novel coronavirus pandemic ("COVID 19") on the mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations) and relative commodity prices, the company determined a triggering event had occurred during the second quarter of 2020 that required an interim impairment assessment for its seed and crop protection reporting units and its tradename indefinite lived intangible asset.

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

Accounting Guidance Issued But Not Adopted as of September 30, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, however all amended guidance must be adopted in the same period and should be reflected as of the beginning of the annual period if initially adopted and applied during an interim period. The company is currently evaluating the impact of adopting this guidance and does not expect it will have a material impact on the company's financial position, results of operations, or cash flows.

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

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2020, the indemnification assets are $22 million within accounts and notes receivable - net and $50 million within other assets in the interim Condensed Consolidated Balance Sheet. At September 30, 2020, the indemnification liabilities are $8 million within accrued and other current liabilities and $71 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2020, the indemnification assets are $15 million within accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheet. At September 30, 2020, the indemnification liabilities are $102 million within accrued and other current liabilities and $13 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

EID ECP Divestiture
As discussed in Note 1 - Summary of Significant Accounting Policies, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to Dow.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

(In millions)	Nine Months Ended September 30, 2019
Net sales	$362
Cost of goods sold	259
Research and development expense	4
Selling, general and administrative expenses	9
Amortization of intangibles	23
Restructuring and asset related charges - net	2
Integration and separation costs	44
Other income - net	2
Income from discontinued operations before income taxes	23
Provision for income taxes on discontinued operations	4
Income from discontinued operations after income taxes	$19

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to EID ECP:

(In millions)	Nine Months Ended September 30, 2019
Depreciation	$28
Amortization of intangibles	$23
Capital expenditures	$16

EID Specialty Products Divestiture
As discussed in Note 1 - Summary of Significant Accounting Policies, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of EID Specialty Products Entities to DowDuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

(In millions)	Nine Months Ended September 30, 2019
Net sales	$5,030
Cost of goods sold	3,352
Research and development expense	204
Selling, general and administrative expenses	573
Amortization of intangibles	267
Restructuring and asset related charges - net	115
Integration and separation costs	253
Goodwill impairment	1,102
Other income - net	38
Loss from discontinued operations before income taxes	(798)
Provision for income taxes on discontinued operations	82
Loss from discontinued operations after income taxes	$(880)

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

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

(In millions)	Nine Months Ended September 30, 2019
Depreciation	$281
Amortization of intangibles	$267
Capital expenditures	$481

Merger Remedy - Divested EID Ag Business
Refer to the 2019 Annual Report for further details on the Divested Ag Business. For the nine months ended September 2019, the company recorded income from discontinued operations after incomes taxes of $80 million related to changes in accruals for certain prior year tax positions.

Other Discontinued Operations Activity
For the nine months ended September 2019, the company recorded income from discontinued operations after income taxes of $86 million, respectively, related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2020, the company had remaining performance obligations related to material rights granted to customers for contract renewal options of $114 million ($108 million at both December 31, 2019 and September 30, 2019, respectively). The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

Contract Balances	September 30, 2020	December 31, 2019	September 30, 2019
(In millions)
Accounts and notes receivable - trade[1]	$4,638	$4,396	$5,372
Contract assets - current[2]	$21	$20	$20
Contract assets - noncurrent[3]	$52	$49	$49
Deferred revenue - current[4]	$402	$2,584	$441
Deferred revenue - noncurrent[5]	$106	$108	$117
1.Included in accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheets.
2.Included in other current assets in the interim Condensed Consolidated Balance Sheets.
3.Included in other assets in the interim Condensed Consolidated Balance Sheets.
4.Included in accrued and other current liabilities in the interim Condensed Consolidated Balance Sheets.
5.Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2020 from amounts included in deferred revenue at the beginning of the period was $2,195 million ($2,013 million in the nine months ended September 30, 2019).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Corn	$303	$372	$4,224	$4,149
Soybean	116	168	1,382	1,297
Other oilseeds	62	44	529	469
Other	42	97	381	432
Seed	523	681	6,516	6,347
Herbicides[1]	583	574	2,315	2,338
Insecticides[1]	395	330	1,218	1,158
Fungicides[1]	261	245	714	767
Other[1]	101	81	247	253
Crop Protection	1,340	1,230	4,494	4,516
Total	$1,863	$1,911	$11,010	$10,863
1.Prior periods have been reclassified to conform to current period presentation.

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
North America[1]	$97	$226	$4,290	$4,238
EMEA[2]	117	122	1,262	1,200
Latin America	246	271	668	636
Asia Pacific	63	62	296	273
Total	$523	$681	$6,516	$6,347

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
North America[1]	$390	$397	$1,528	$1,562
EMEA[2]	198	183	1,163	1,136
Latin America	559	491	1,086	1,144
Asia Pacific	193	159	717	674
Total	$1,340	$1,230	$4,494	$4,516
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $185 million, comprised of approximately $125 million of asset related charges (of which $30 million relates to asset retirement obligations), and $60 million of severance and related benefit costs. Of the $185 million, approximately $110 million relates to crop protection, $15 million relates to seed, and $60 million relates to corporate expenses. Future cash payments related to this charge are anticipated to be approximately $85 million, primarily related to the payment of severance and related benefits and asset retirement obligations.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2020	2020
Seed	$—	$3
Crop Protection	30	85
Corporate expenses	—	46
Total	$30	$134

The below is a summary of charges incurred related to the Execute to Win Productivity Program for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2020	2020
Severance and related benefit costs	$—	$46
Asset related charges	30	88
Total restructuring and asset related charges - net	$30	$134

A reconciliation of the December 31, 2019 to the September 30, 2020 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Total
Balance at December 31, 2019	$—	$—	$—
Charges to income from continuing operations for the nine months ended September 30, 2020	46	88	134
Payments	(5)	(3)	(8)
Asset write-offs	—	(82)	(82)
Balance at September 30, 2020	$41	$3	$44

In addition to the above, the company has recorded asset retirement obligations of $29 million as of September 30, 2020. The asset retirement obligations relate to the company’s required demolition and removal for buildings and equipment at third party leased sites and will be recognized as asset related charges over the remaining useful lives of the related assets.  The company’s leases require these assets be removed from leased land within 12-24 months of operations being ceased. The company expects operations will cease in 2020 and the assets will be removed within the contractual timeframe.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions. The company recorded pre-tax restructuring charges of $851 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $319 million, contract termination costs of $193 million, and asset write-downs and write-offs of $339 million. The company does not anticipate any additional material charges under the Synergy Program. Actions associated with the Synergy Program, including employee separations, were substantially complete by the end of 2019.

The Synergy Program charges (benefits) related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Seed	$(1)	$(7)	$(7)	$66
Crop Protection	10	(1)	13	28
Corporate expenses	—	—	—	20
Total	$9	$(8)	$6	$114

The below is a summary of charges (benefits) incurred related to the Synergy Program for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Severance and related benefit costs	$—	$—	$—	$14
Contract termination charges	—	—	—	69
Asset related (benefits) charges	9	(8)	6	31
Total restructuring and asset related charges (benefits) - net	$9	$(8)	$6	$114

A reconciliation of the December 31, 2019 to the September 30, 2020 liability balances related to the Synergy Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities[1]	Asset Related	Total
Balance at December 31, 2019	$29	$40	$—	$69
Charges to income from continuing operations for the nine months ended September 30, 2020	—	—	9	9
Payments	(16)	(8)	2	(22)
Asset write-offs	—	—	(11)	(11)
Balance at September 30, 2020	$13	$32	$—	$45
1.Relates primarily to contract terminations charges.

Other Asset Related Charges
During the three and nine months ended September 30, 2020, the company recognized $10 million and $158 million, respectively, in restructuring and asset related charges, net in the interim consolidated statement of operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

Asset Impairments
During the three months ended September 30, 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and in-process research and development ("IPR&D") within the Seed segment that primarily relate to heritage DAS intangibles previously acquired from Cooperativa Central de Pesquisa Agrícola's ("Coodetec"), was less than the carrying value. As a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $54 million ($41 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations. Refer to Note 12 - Other Intangible Assets, and Note 18 - Fair Value Measurements, for further information.

NOTE 6 - RELATED PARTIES

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reported transactions with Historical Dow and its affiliates as related party transactions. Purchases from Historical Dow and its affiliates were $42 million for the nine months ended September 30, 2019.

Transactions with DowDuPont
Following the Merger and prior to the Corteva Distribution, Corteva reported transactions with DowDuPont as related party transactions. In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of $317 million for the nine months ended September 30, 2019, primarily to fund a portion of DowDuPont's dividend payment.

NOTE 7 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest income	$11	$13	$38	$46
Equity in losses of affiliates - net	—	(3)	(3)	(8)
Net gain (loss) on sales of businesses and other assets[1]	1	2	(29)	(9)
Net exchange losses[2]	(67)	(11)	(127)	(70)
Non-operating pension and other post employment benefit credit[3]	93	47	275	144
Miscellaneous income (expenses) - net[4]	(8)	11	(34)	(13)
Other income - net	$30	$59	$120	$90

1.The nine months ended September 30, 2020 includes a loss of $(53) million relating to the expected sale of the La Porte site, for which the company signed an agreement in 2020. The nine months ended September 30, 2019 includes a loss of $(24) million relating to DAS’s sale of a joint venture related to synergy actions.
2.Includes net pre-tax exchange losses of $(26) million and $(56) million for the three and nine months ended September 30, 2020, respectively, and $(33) million and $(42) million for the three and nine months ended September 30, 2019, respectively, associated with the devaluation of the Argentine peso.
3.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and settlement (loss) gain).
4.Miscellaneous income (expenses) - net, includes losses related to loss on sale of receivables, bank charges and other items.

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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange losses[1]	$(61)	$(66)	$(300)	$(59)
Local tax benefits (expenses)	16	1	44	(2)
Net after-tax impact from subsidiary exchange losses	$(45)	$(65)	$(256)	$(61)

Hedging Program (Losses) Gains
Pre-tax exchange (losses) gains	$(6)	$55	$173	$(11)
Tax benefits (expenses)	2	(13)	(41)	2
Net after-tax impact from hedging program exchange (losses) gains	$(4)	$42	$132	$(9)

Total Exchange (Losses) Gains
Pre-tax exchange losses[1]	$(67)	$(11)	$(127)	$(70)
Tax benefits (expenses)	18	(12)	3	—
Net after-tax exchange losses	$(49)	$(23)	$(124)	$(70)
1.Includes net pre-tax exchange losses of $(26) million and $(56) million for the three and nine months ended September 30, 2020, respectively, and $(33) million and $(42) million for the three and nine months ended September 30, 2019, respectively, associated with the devaluation of the Argentine peso.

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the interim Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

(In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$2,768	$1,764	$1,980
Restricted cash	354	409	420
Total cash, cash equivalents and restricted cash	$3,122	$2,173	$2,400

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at September 30, 2020, December 31, 2019, and September 30, 2019 is related to the Trust.

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

During the nine months ended September 30, 2020, the company recognized a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act 's (“The Act”) foreign tax provisions.

During the nine months ended September 30, 2020 the company recognized a tax benefit of $14 million to provision for income taxes on continuing operations related to a return to accrual adjustment to reflect a change in estimate on the impact of a tax law enactment in a foreign jurisdiction.

During the three and nine months ended September 30, 2019, the company recognized an aggregate net tax benefit of $38 million to benefit from income taxes on continuing operations related to the enactment of Switzerland’s Federal Act on Tax Reform and AHV Financing (TRAF) (i.e., “Swiss Tax Reform”).

During the three and nine months ended September 30, 2019, the company recognized a net tax benefit of $13 million and a net tax charge of $83 million, respectively to (benefit from) provision for income taxes on continuing operations related to application of the Act's foreign tax provisions.

During the nine months ended September 30, 2019, the company recognized net tax charge of $146 million and a tax benefit of $102 million to provision for income taxes on continuing operations related to U.S. state blended tax rate changes associated with the Internal Reorganizations and an internal legal entity restructuring associated with the Internal Reorganizations.

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

The following tables provide earnings per share calculations for the periods indicated below:

Net (Loss) Income for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2020	2019	2020	2019
(Loss) income from continuing operations after income taxes	$(390)	$(527)	$657	$(228)
Net income (loss) attributable to continuing operations noncontrolling interests	2	(11)	18	10
(Loss) income from continuing operations available to Corteva common stockholders	(392)	(516)	639	(238)
(Loss) income from discontinued operations, net of tax	—	22	1	(695)
Net income attributable to discontinued operations noncontrolling interests	—	—	—	5
Income (loss) from discontinued operations available to Corteva common stockholders	—	22	1	(700)
Net (loss) income available to common stockholders	$(392)	$(494)	$640	$(938)

(Loss) Earnings Per Share Calculations - Basic	Three Months Ended September 30		Nine Months Ended September 30
(Dollars per share)	2020	2019	2020	2019
(Loss) earnings per share of common stock from continuing operations	$(0.52)	$(0.69)	$0.85	$(0.32)
Earnings (loss) per share of common stock from discontinued operations	—	0.03	—	(0.93)
(Loss) earnings per share of common stock	$(0.52)	$(0.66)	$0.85	$(1.25)

(Loss) Earnings Per Share Calculations - Diluted	Three Months Ended September 30		Nine Months Ended September 30
(Dollars per share)	2020	2019	2020	2019
(Loss) earnings per share of common stock from continuing operations	$(0.52)	$(0.69)	$0.85	$(0.32)
Earnings (loss) per share of common stock from discontinued operations	—	0.03	—	(0.93)
(Loss) earnings per share of common stock	$(0.52)	$(0.66)	$0.85	$(1.25)

Share Count Information	Three Months Ended September 30		Nine Months Ended September 30
(Shares in millions)	2020	2019	2020	2019
Weighted-average common shares - basic[1]	749.5	749.5	749.5	749.4
Plus dilutive effect of equity compensation plans[2]	—	—	2.5	—
Weighted-average common shares - diluted	749.5	749.5	752.0	749.4
Potential shares of common stock excluded from EPS calculations[3]	14.6	13.8	9.7	13.8
1.Share amounts for all periods prior to the Corteva Distribution were based on 748.8 million shares of Corteva, Inc. common stock distributed to holders of DowDuPont's common stock on June 1, 2019, plus 0.6 million of additional shares in which accelerated vesting conditions have been met.
2.Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
3.These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Accounts receivable – trade[1]	$3,231	$4,225	$3,969
Notes receivable – trade[1,2]	1,407	171	1,403
Other[3]	989	1,132	1,202
Total accounts and notes receivable - net	$5,627	$5,528	$6,574
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $210 million at September 30, 2020, $174 million at December 31, 2019, and $170 million at September 30, 2019. The allowance at September 30, 2020 is equal to the expected credit losses and was developed using a loss-rate method. The allowance at December 31, 2019 and September 30, 2019 is equal to the estimated uncollectible amounts and is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2020, December 31, 2019, and September 30, 2019 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $92 million, $119 million, and $127 million as of September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2020:

(In millions)
Balance at December 31, 2019	$174
Additions charged to expenses	153
Write-offs charged against allowance	(6)
Recoveries collected	(99)
Other	(12)
Balance at September 30, 2020	$210

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

Trade receivables sold under these agreements were $44 million and $221 million for the three and nine months ended September 30, 2020, respectively, and $13 million and $97 million for the three and nine months ended September 30, 2019, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2020, December 31, 2019, and September 30, 2019 were $178 million, $171 million, and $61 million, respectively. The net proceeds received are included in cash provided by operating activities in the interim Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. The loss on sale of receivables was $11 million and $49 million for the three and nine months ended September 30, 2020 and $4 million and $41 million for the three and nine months ended September 30, 2019, respectively. The guarantee obligations recorded as of September 30, 2020, December 31, 2019, and September 30, 2019 in the interim Condensed Consolidated Balance Sheets were not material. See Note 14 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - INVENTORIES

(In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Finished products	$2,074	$2,684	$2,295
Semi-finished products	1,878	1,850	1,691
Raw materials and supplies	422	498	417
Total inventories	$4,374	$5,032	$4,403

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. This fair value step-up was fully amortized, as of September 30, 2019. During the three and nine months ended September 30, 2019, the company recognized $15 million and $272 million of these costs in cost of goods sold within income from continuing operations before income taxes in the Consolidated Statements of Operations.

NOTE 12 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	September 30, 2020			December 31, 2019			September 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm[1]	$6,265	$(253)	$6,012	$6,265	$(63)	$6,202
Customer-related	1,966	(352)	1,614	1,977	(268)	1,709	$1,969	$(238)	$1,731
Developed technology	1,463	(499)	964	1,463	(370)	1,093	1,463	(332)	1,131
Trademarks/trade names	161	(86)	75	166	(86)	80	166	(84)	82
Favorable supply contracts	475	(279)	196	475	(207)	268	475	(183)	292
Other[2]	405	(233)	172	404	(213)	191	401	(206)	195
Total other intangible assets with finite lives	10,735	(1,702)	9,033	10,750	(1,207)	9,543	4,474	(1,043)	3,431

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	100	—	100
Germplasm[1]							6,265	—	6,265
Tradename	1,871	—	1,871	1,871	—	1,871	1,871	—	1,871
Total other intangible assets	1,881	—	1,881	1,881	—	1,881	8,236	—	8,236
Total	$12,616	$(1,702)	$10,914	$12,631	$(1,207)	$11,424	$12,710	$(1,043)	$11,667
1.Beginning on October 1, 2019, the company changed its indefinite life assertion of the germplasm assets to definite lived with a useful life of 25 years.  This change is the result of a more focused development effort of new seed products coupled with an intent to out license select germplasm on a non-exclusive basis. Prior to changing the useful life of the germplasm assets, the company tested the assets for impairment under ASC 350 - Intangibles, Goodwill and Other, concluding the assets were not impaired.
2.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

As discussed in Note 5 - Restructuring and Asset Related Charges - Net, during the three months ended September 30, 2019, and in connection with strategic product and portfolio reviews, the company determined that the fair value of certain intangible assets classified as developed technology, other intangible assets and IPR&D within the Seed segment that primarily relate to heritage DAS intangibles previously acquired from Coodetec was less than the carrying value due to the company’s focus on advancing more competitive products and eliminating redundancy and complexity across the breeding programs.

For IPR&D and developed technology, the company concluded these projects were abandoned. For other intangible assets, the company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $162 million and $501 million for the three and nine months ended September 30, 2020, respectively, and $100 million and $314 million for the three and nine months ended September 30, 2019, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2020 and each of the next five years is approximately $160 million, $644 million, $623 million, $544 million, $530 million and $492 million, respectively.

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Commercial paper	$926	$—	$2,432
Repurchase facility	1,175	—	1,129
Other loans - various currencies	39	2	35
Long-term debt payable within one year	1	1	4
Finance lease obligations payable within one year	1	4	4
Total short-term borrowings and finance lease obligations	$2,142	$7	$3,604

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

The weighted-average interest rate on short-term borrowings outstanding at September 30, 2020, December 31, 2019, and September 30, 2019 was 0.9%, 6.7% and 2.6%, respectively. The change in the weighted-average interest rate was primarily due to lower Commercial Paper and Repurchase Facility interest.

Long-Term Debt
(In millions)	September 30, 2020		December 31, 2019		September 30, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$—	—%	$—	—%
Maturing in 2030	500	2.30%	$—	—%	$—	—%
Other loans:
Foreign currency loans, various rates and maturities	1		2		4
Medium-term notes, varying maturities through 2041	109	—%	109	1.61%	110	1.88%
Finance lease obligations	4		5		6
Less: Unamortized debt discount and issuance costs	11		—		—
Less: Long-term debt due within one year	1		1		4
Total	$1,102		$115		$116

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,164 million, $119 million, and $123 million as of September 30, 2020, December 31, 2019, and September 30, 2019, respectively, and was determined using quoted market prices for the same or similar issues, or current rates offered to the company for debt of the same remaining maturities (Level 2 inputs).

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

As of September 30, 2020, $1,234 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2020 Repurchase Facility of $1,175 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

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

In March 2020, the company drew down $500 million under the $3.0 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic and repaid that borrowing in full in June 2020. There were no additional borrowings and the unused commitments under the 3-year revolving credit facility were $3.0 billion as of September 30, 2020.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of September 30, 2020, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 12 and 28 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2020, December 31, 2019 and September 30, 2019, the company had directly guaranteed $96 million, $97 million, and $80 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the total maximum future payments at September 30, 2020, less than $1 million had terms greater than a year. The maximum future payments include $20 million, $16 million, and $11 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. See Note 10 - Accounts and Notes Receivable, Net, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $637 million, $27 million and $596 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

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

Concurrent with the MDL Settlement (as discussed below), EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for five years, which began on July 6, 2017. During the five years, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five years, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement. There have been no charges incurred by the company under this amendment through September 30, 2020.

On May 13, 2019, Chemours filed a complaint in the Delaware Court of Chancery ("Chancery Court") against DuPont, Corteva, and EID alleging, among other things, that the litigation and environmental liabilities allocated to Chemours under the Chemours Separation Agreement were underestimated and asking that the Court either limit the amount of Chemours’ indemnification obligations or, alternatively, order the return of the $3.91 billion dividend Chemours paid to EID prior to its separation. On June 3, 2019, the defendants moved to dismiss the complaint on the grounds that the Chemours Separation Agreement requires arbitration of all disputes relating to that agreement. On March 30, 2020, the Chancery Court granted the motion to dismiss made by DuPont, Corteva, and EID. Chemours filed its appeal of the Chancery Court's decision and oral argument before the Delaware Supreme Court en Banc is scheduled for December 2, 2020. An arbitration of the indemnification matters is ongoing and proceeding in parallel with Chemours’ appeal of the Chancery Court decision. On October 13, 2020, the arbitration panel affirmed its jurisdiction to determine the arbitrability of the disputes and ruled that the disputes are arbitrable rejecting Chemours claims to the contrary. The arbitration is currently scheduled to begin June 2021. The company believes the probability of liability with respect to Chemours' suit continues to be remote. For additional information regarding environmental indemnification, see discussion on page 31.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2020, the indemnification assets pursuant to the Chemours Separation Agreement are $65 million within accounts and notes receivable - net and $274 million within other assets along with the corresponding liabilities of $65 million within accrued and other current liabilities and $274 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment. While it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued, any such liabilities are not expected to be material. As discussed, EID is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $21 million and an indemnification asset of $21 million at September 30, 2020, related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2020, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At September 30, 2020, approximately 58 lawsuits were pending, and another 33 threatened, alleging personal injury, mostly kidney or testicular cancer, from exposure to PFOA through air or water, with nearly all part of the MDL or were not filed on behalf of Leach class members. The first two trials concluded in February 2020. The first trial, a kidney cancer case, resulted in a hung jury, while the second, a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium. Following entry of the judgment by the court, EID intends to file post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. EID believes the merits of the appeal will be successful in reducing the jury verdict or eliminating its liability, in whole or part. Six additional cases are expected to begin trials in 2021.

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

New York. EID is a defendant in about 50 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and 3M supplied some of the materials used at these facilities. EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EID, along with 3M, Chemours and Dyneon, have been named defendants in complaints filed by eight water districts in Nassau County, New York alleging that the drinking water they provide to customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

New Jersey. At September 30, 2020, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EID, Chemours, 3M and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID, 3M, Chemours, and Dyneon alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies. DuPont and Corteva were subsequently added as defendants to these lawsuits.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At September 30, 2020, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over 200 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

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

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At September 30, 2020, Chemours, with reservations, is defending and indemnifying EID in the pending civil actions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2020, the company had accrued obligations of $342 million for probable environmental remediation and restoration costs, including $52 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $610 million above the amount accrued at September 30, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 28.

The above noted $342 million accrued obligations includes the following:

	As of September 30, 2020
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$158	$158	$284
Other discontinued or divested businesses obligations[1]		83	219

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	34	34	62

Environmental remediation liabilities not subject to indemnity		67	45
Total	$192	$342	$610
1.Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page 28, under Corteva Separation Agreement.
2.The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates.

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

Set forth below is a reconciliation of common stock share activity:

Shares of common stock	Issued
Balance January 1, 2020	748,577,000
Issued	1,940,000
Repurchased and retired	(3,025,000)
Balance September 30, 2020	747,492,000

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the three months ended September 30, 2020, the company purchased and retired 1,160,000 shares in the open market for a total cost of $33 million. During the nine months ended September 30, 2020, the company purchased and retired 3,025,000 shares in the open market for a total cost of $83 million.

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

Below is a summary of the EID Preferred Stock at September 30, 2020, December 31, 2019, and September 30, 2019, which is classified as noncontrolling interests in Corteva's interim Condensed Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2019
Balance January 1, 2019	$(2,793)	$(26)	$(620)	$79	$(3,360)
Other comprehensive (loss) income before reclassifications	(471)	11	9	(85)	(536)
Amounts reclassified from accumulated other comprehensive loss	—	12	4	(1)	15
Net other comprehensive (loss) income	(471)	23	13	(86)	(521)
Impact of Internal Reorganizations	1,123	—	91	—	1,214
Balance September 30, 2019	$(2,141)	$(3)	$(516)	$(7)	$(2,667)

2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$(3,270)
Other comprehensive (loss) income before reclassifications	(507)	(23)	(10)	2	(538)
Amounts reclassified from accumulated other comprehensive loss	—	7	4	1	12
Net other comprehensive (loss) income	(507)	(16)	(6)	3	(526)
Balance September 30, 2020	$(2,451)	$(14)	$(1,253)	$(78)	$(3,796)
1.The cumulative translation adjustment loss for the nine months ended September 30, 2019 was primarily driven by the strengthening of the USD against the Brazilian Real (“BRL”), the European Euro (“EUR”) and the South African Rand (“ZAR”). The cumulative translation adjustment loss for the nine months ended September 30, 2020 was primarily driven by strengthening of the USD against the Brazilian Real ("BRL") and the South African Rand ("ZAR").

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivative instruments	$4	$1	$6	$(6)
Pension benefit plans - net	—	—	(3)	4
Other benefit plans - net	—	—	—	29
(Provision for) benefit from income taxes related to other comprehensive (loss) income items	$4	$1	$3	$27

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivative Instruments[1]:	$(22)	$1	$13	$13
Tax benefit[2]	3	—	(6)	(1)
After-tax	$(19)	$1	$7	$12
Amortization of pension benefit plans:
Prior service benefit[3]	$—	$—	$(1)	$—
Actuarial losses[3]	1	1	3	2
Settlement loss[3]	—	1	3	2
Total before tax	1	2	5	4
Tax benefit[2]	—	—	(1)	—
After-tax	$1	$2	$4	$4
Amortization of other benefit plans:
Actuarial gains[3]	$1	$—	$1	$(1)
Total before tax	1	—	1	(1)
Tax benefit[2]	—	—	—	—
After-tax	$1	$—	$1	$(1)
Total reclassifications for the period, after-tax	$(17)	$3	$12	$15
1.Reflected in cost of goods sold.
2.Reflected in provision for (benefit from) income taxes from continuing operations.
3.These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 16 - Pension Plans and Other Post Employment Benefits, for additional information.

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

As a result of the Corteva Distribution, the company re-measured OPEB plans as of June 1, 2019. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2018 from 4.23% to 3.64%. The re-measurement resulted in an increase of $114 million to the company’s OPEB benefit obligations with a corresponding loss effect within other comprehensive income (loss) for the nine months ended September 30, 2019.

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Defined Benefit Pension Plans:
Service cost	$6	$5	$19	$37
Interest cost	139	185	420	592
Expected return on plan assets	(250)	(253)	(750)	(839)
Amortization of unrecognized loss	1	—	3	2
Amortization of prior service benefit	—	—	(1)	—
Settlement/curtailment loss	—	1	3	—
Net periodic benefit credit - Total	$(104)	$(62)	$(306)	$(208)
Less: Discontinued operations[1]	—	—	—	(17)
Net periodic benefit credit - Continuing operations	$(104)	$(62)	$(306)	$(191)
Other Post Employment Benefits:
Service cost	$—	$—	$1	$3
Interest cost	16	20	49	65
Amortization of unrecognized loss (gain)	1	—	1	(1)
Net periodic benefit cost - Continuing operations	$17	$20	$51	$67
1.    Includes non-service related components of net periodic benefit credit of $(37) million for the nine months ended September 30, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - FINANCIAL INSTRUMENTS

At September 30, 2020, the company had $1,986 million ($1,293 million and $1,568 million at December 31, 2019 and September 30, 2019, respectively) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents and restricted cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $152 million ($5 million and $117 million at December 31, 2019 and September 30, 2019, respectively) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the interim Condensed Consolidated Balance Sheets.

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

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions major commodity exchanges, and multinational grain exporters. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	$770	$—	$—
Commodity contracts	$51	$570	$73
Derivatives not designated as hedging instruments:
Foreign currency contracts	$924	$582	$1,313

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

The company uses foreign exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain forecasted transactions as well as the translation of foreign currency-denominated earnings. The company also uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Beginning balance	$(16)	$(3)	$2	$(26)
Additions and revaluations of derivatives designated as cash flow hedges	10	(1)	(34)	11
Clearance of hedge results to earnings	(2)	1	24	12
Ending balance	$(8)	$(3)	$(8)	$(3)

At September 30, 2020, an after-tax net loss of $9 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2020	2020
Beginning balance	$19	$—
Additions and revaluations of derivatives designated as cash flow hedges	4	23
Clearance of hedge results to earnings	(17)	(17)
Ending balance	$6	$6

At September 30, 2020, an after-tax net gain of $6 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company uses foreign exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to the translation of certain foreign currency-denominated earnings so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated earnings over the relevant aggregate period.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans. The company uses forward agreements, with durations less than one year, to buy and sell USD priced commodities in order to reduce its exposure to currency devaluation for a portion of its local currency cash balances. Counterparties to the forward sales agreements are multinational grain exporters and subject to the company’s financial risk management procedures.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$24	$—	$24
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	101	$(75)	$26
Commodity contracts	Other current assets	1	—	$1
Total asset derivatives		$126	$(75)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	12	—	12
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	84	$(69)	$15
Commodity contracts	Accrued and other current liabilities	1	—	$1
Total liability derivatives		$97	$(69)	$28

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$25	$(18)	$7
Total asset derivatives		$25	$(18)	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$43	$(16)	$27
Total liability derivatives		$43	$(16)	$27

		September 30, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$74	$(6)	$68
Total asset derivatives		$74	$(6)	$68

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$20	$7	$27
Total liability derivatives		$20	$7	$27
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(20)	$—	$(16)	$—
Cash flow hedges:
Foreign currency contracts	4	—	27	—
Commodity contracts	14	(2)	(46)	16
Total derivatives designated as hedging instruments	(2)	(2)	(35)	16
Total derivatives	$(2)	$(2)	$(35)	$16
1.OCI is defined as other comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$19	$—	$19	$—
Commodity contracts[2]	3	$(1)	(32)	$(13)
Total derivatives designated as hedging instruments	22	(1)	(13)	(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(6)	55	173	(11)
Foreign currency contracts[2]	3	—	19	—
Commodity contracts[2]	—	1	9	9
Total derivatives not designated as hedging instruments	(3)	56	201	(2)
Total derivatives	$19	$55	$188	$(15)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold.
3.Loss recognized in other income - net was partially offset by the related loss on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 7 - Supplementary Information, for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

September 30, 2020	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,986
Marketable securities	152
Derivatives relating to:[2]
Foreign currency	125
Commodity contracts	1
Total assets at fair value	$2,264
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	96
Commodity contracts	1
Total liabilities at fair value	$97

December 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,293
Marketable securities	5
Derivatives relating to:[2]
Foreign currency	25
Total assets at fair value	$1,323
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	43
Total liabilities at fair value	$43

September 30, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$1,568
Marketable securities	117
Derivatives relating to:[2]
Foreign currency	74
Total assets at fair value	$1,759
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	20
Total liabilities at fair value	$20
1.    Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.
2. See Note 17 - Financial Instruments for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30 (In millions)	Significant Other Unobservable Inputs (Level 3)	Total Losses
2019
Assets at fair value:
Developed technology	—	(1)
Other intangible assets	—	(6)
IPR&D	—	(47)

With the exception of the developed technology, other intangible assets, and IPR&D non-cash impairment charges, there were no other non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2020 and 2019. See Note 5 - Restructuring and Asset Related Charges - Net for further discussion of these fair value measurements.

NOTE 19 - SEGMENT INFORMATION
Segment operating EBITDA is the primary measure of segment profitability used by Corteva’s chief operating decision maker ("CODM"). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), net, excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. For purposes of the nine months ended September 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA for the nine months ended September 30, 2019 were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2020
Net sales	$523	$1,340	$1,863
Segment operating EBITDA	$(282)	$130	$(152)
Segment assets[1]	$24,372	$12,593	$36,965

2019
Net sales	$681	$1,230	$1,911
Segment operating EBITDA	$(295)	$119	$(176)
Segment assets[1]	$26,021	$13,331	$39,352
1.    Segment assets at December 31, 2019 were $25,387 million and $13,492 million for Seed and Crop Protection, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2020
Net sales	$6,516	$4,494	$11,010
Segment operating EBITDA	$1,255	$677	$1,932

2019
Net sales	$6,347	$4,516	$10,863
Pro forma segment operating EBITDA	$1,066	$789	$1,855

Reconciliation to interim Consolidated Financial Statements

(Loss) income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) income from continuing operations after income taxes	$(390)	$(527)	$657	$(228)
(Benefit from) provision for income taxes on continuing operations	(117)	(104)	88	99
(Loss) income from continuing operations before income taxes	(507)	(631)	745	(129)
Depreciation and amortization	285	226	868	711
Interest income	(11)	(13)	(38)	(46)
Interest expense	11	19	35	112
Exchange losses (gains) - net[1]	67	(22)	127	37
Non-operating benefits - net	(73)	(32)	(237)	(106)
Significant items	49	246	351	886
Pro forma adjustments				298
Corporate expenses	27	31	81	92
Segment operating EBITDA[2]	$(152)	$(176)	$1,932	$1,855
1.Excludes a $(33) million foreign exchange loss for the three and nine months ended September 30, 2019 associated with the devaluation of the Argentine peso, as it is included within significant items. See Note 7 - Supplementary Information for additional information
2.The nine months ended September 30, 2019 is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X..

Segment assets to total assets (in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Total segment assets	$36,965	$38,879	$39,352
Corporate assets	4,725	3,518	3,883
Total assets	$41,690	$42,397	$43,235

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Pre-tax Charges Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2020 and 2019, respectively, included the following significant pre-tax charges which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(9)	$(40)	$—	$(49)
Total	$(9)	$(40)	$—	$(49)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2019
Restructuring and Asset Related Charges - Net [1]	$(47)	$1	$—	$(46)
Integration and Separation Costs [2]	—	—	(152)	(152)
Amortization of inventory step up3	(15)	—	—	(15)
Argentina currency devaluation[4]	—	—	(33)	(33)
Total	$(62)	$1	$(185)	$(246)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(154)	$(98)	$(46)	$(298)
Loss on Divestiture[5]	—	(53)	—	(53)
Total	$(154)	$(151)	$(46)	$(351)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2019[8]
Restructuring and Asset Related Charges - Net [1]	$(123)	$(24)	$(20)	$(167)
Integration and Separation Costs [2]	—	—	(582)	(582)
Amortization of inventory step up3	(67)	—	—	(67)
Loss on early extinguishment of debt[6]	—	—	(13)	(13)
Argentina currency devaluation[4]	—	—	(33)	(33)
Loss on Divestiture[7]	(24)	—	—	(24)
Total	$(214)	$(24)	$(648)	$(886)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, for additional information.
2.Integration and separation costs include costs incurred to prepare for and close the Merger, post-Merger integration expenses, and costs incurred to prepare for the Internal Reorganizations.
3.Includes a charge related to the amortization of the inventory that was stepped up to fair value in connection with the Merger.
4.Includes a charge included in other income (expense) - net associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina. Throughout the three months ended September 30, 2019, the Argentine Peso dropped approximately a third of its value against the US dollar and in September of 2019, the country’s central bank announced new restrictions on foreign currency transactions.
5.Includes a loss recorded in other income - net related to the expected sale of the La Porte site.
6.Includes a loss on early extinguishment of debt related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID's debt.
7.Includes a loss recorded in other income - net related to DAS’s sale of a joint venture related to synergy actions.
8.The nine months ended September 30, 2019 is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The company has observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerates across the globe, which has impacted the price of corn. When COVID-19 is demonstrably contained, the company anticipates a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the company's business, including the effects on its customers, employees, and prospects, or on its financial results for the remainder of fiscal 2020 and beyond. With the increasing uncertainty in global markets, the company will continue to monitor various factors that could impact mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations) and relative commodity prices. For further discussion on the estimated impact of COVID-19 on our long-term projections and recoverability of certain assets, refer to management’s discussion of Critical Accounting estimates on page 66.

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

During the nine months ended September 30, 2020, the company recorded pre-tax charges of $134 million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations comprised of $88 million of asset related charges and $46 million of severance and related benefit costs.

Future cash payments related to this charge are anticipated to be approximately $85 million, primarily related to the payment of severance and related benefits and asset retirement obligations. The company expects $130 million of savings to be achieved on a run rate basis by 2023.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company expects to complete the share repurchase program by the end of 2021, six months ahead of the initial timeline. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. During the three months ended September 30, 2020, the company purchased and retired 1,160,000 shares in the open market for a total cost of $33 million. During the nine months ended September 30, 2020, the company purchased and retired 3,025,000 shares for a total cost of $83 million.

Overview

The following is a summary of results from continuing operations for the three months ended September 30, 2020:

•The company reported net sales of $1,863 million, down 3 percent versus the same quarter last year, reflecting an 11 percent decline in currency and a 1 percent negative impact in portfolio, partially offset by a 7 percent increase in volume and 2 percent increase in price.

•Cost of goods sold ("COGS") totaled $1,297 million in the third quarter of 2020, down from $1,349 million in the third quarter of 2019, primarily driven by currency benefits and ongoing cost synergies and productivity efforts.

•Restructuring and asset related charges - net were $49 million in the third quarter of 2020, an increase from $46 million in the third quarter 2019. The three months ended September 30, 2020 included $10 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•There were no integration and separation costs in the third quarter of 2020, as compared to $152 million in the third quarter of 2019.

•Loss from continuing operations after income taxes was $(390) million, as compared to a loss of $(527) million in the same quarter last year.

•Operating EBITDA was a loss of $(179) million, improved from a loss of $(207) million for the three months ended September 30, 2019. Volume gains and favorable mix in crop protection, coupled with ongoing cost synergies and productivity efforts, more than offset currency and the impact of timing shifts in seed. Refer to page 61 for further discussion of the company's Non-GAAP financial measures.

•The company realized cost synergies and productivity savings of approximately $40 million for the three months ended September 30, 2020.

The following is a summary of results from continuing operations for the nine months ended September 30, 2020:

•The company reported net sales of $11,010 million, up 1 percent versus the same period last year, reflecting a 4 percent increase in volume and a 2 percent increase in local price, partially offset by a 4 percent decline in currency and a 1 percent negative impact from portfolio.

•COGS totaled $6,395 million in the nine months ended September 2020, down from $6,607 million in the nine months ended 2019, primarily driven by the $272 million of amortization of inventory step-up included in the nine months ended September 30, 2019, currency benefits and ongoing cost synergies and productivity efforts.

•Restructuring and asset related charges - net were $298 million in the nine months ended 2020, an increase from $167 million in the nine months ended 2019. The nine months ended September 30, 2020 included $158 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•There were no integration and separation costs in the nine months ended 2020, as compared to $694 million in the nine months ended 2019.

•The provision for income taxes for the nine months ended September 30, 2020 includes a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act 's (“The Act”) foreign tax provisions.

•Income from continuing operations after income taxes was $657 million, as compared to a loss of $(228) million in the same period last year.

•Operating EBITDA was $1,851 million, up from $1,763 million for the nine months ended September 30, 2019. Favorable mix and volume gains, coupled with ongoing productivity actions, more than offset the unfavorable impact of currency. Refer to page 61 for further discussion of the company's Non-GAAP financial measures.

•The company realized cost synergies and productivity savings of approximately $170 million for the nine months ended September 30, 2020.

In addition to the financial highlights above, the following events occurred during or subsequent to the nine months ended September 30, 2020:

•From June 1, 2019 through October 30, 2020, the company has completed approximately $200 million in share repurchases under its previously announced share repurchase program.

•The company expects to complete its previously announced share repurchase program by the end of 2021, six months ahead of the initial timeline.

Selected Financial Data

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,863	$1,911	$11,010	$10,863

Cost of goods sold	$1,297	$1,349	$6,395	$6,607
Percent of net sales	70%	71%	58%	61%

Research and development expense	$284	$289	$837	$857
Percent of net sales	15%	15%	8%	8%

Selling, general and administrative expenses	$597	$646	$2,319	$2,318
Percent of net sales	32%	34%	21%	21%

Effective tax rate on continuing operations	23.1%	16.5%	11.8%	(76.7)%

(Loss) income from continuing operations after income taxes	$(390)	$(527)	$657	$(228)

Income (loss) from continuing operations available to Corteva common stockholders	$(392)	$(516)	$639	$(238)

Basic (loss) earnings per share of common stock from continuing operations	$(0.52)	$(0.69)	$0.85	$(0.32)
Diluted (loss) earnings per share of common stock from continuing operations	$(0.52)	$(0.69)	$0.85	$(0.32)

Results of Operations

Net Sales
Net sales were $1,863 million and $1,911 million for the three months ended September 30, 2020 and 2019, respectively. Volumes increased 7 percent versus the prior-year period. Gains were driven primarily by continued adoption of new crop protection products, and were partially offset by the impact of seasonally lower seed volumes due to a more normalized planting season in North America as compared to the prior-year period. Local price increased 2 percent versus third quarter 2019. Higher prices in Latin America were more than offset by the impact of currency, which represented a headwind of 11 percent globally. Currency mitigation and new products drove price gains in Latin America, EMEA, and Asia Pacific.

	Three Months Ended September 30,
	2020		2019
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$1,863	100%	$1,911	100%
North America[1]	487	26%	623	33%
EMEA[2]	315	17%	305	16%
Latin America	805	43%	762	40%
Asia Pacific	256	14%	221	11%

	Q3 2020 vs. Q3 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$(136)	(22)%	(4)%	(18)%	—%	—%
EMEA[2]	10	3%	4%	3%	(4)%	—%
Latin America	43	6%	5%	25%	(24)%	—%
Asia Pacific	35	16%	1%	19%	(1)%	(3)%
Total	$(48)	(3)%	2%	7%	(11)%	(1)%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $11,010 million and $10,863 million for the nine months ended September 30, 2020 and 2019, respectively. Volumes increased 4 percent versus the prior-year period. Year-to-date volume gains reflect increased demand for new products globally and volume growth attributable to the recovery of planted area in North America. Local price increased 2 percent versus the prior-year period, with price increases in most regions. Currency represented a headwind of 4 percent, driven primarily by the impact of the Brazilian Real.

	Nine Months Ended September 30,
	2020		2019
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$11,010	100%	$10,863	100%
North America[1]	5,818	53%	5,800	53%
EMEA[2]	2,425	22%	2,336	22%
Latin America	1,754	16%	1,780	16%
Asia Pacific	1,013	9%	947	9%

	Nine Months 2020 vs. Nine Months 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$18	—%	—%	1%	(1)%	—%
EMEA[2]	89	4%	2%	6%	(4)%	—%
Latin America	(26)	(1)%	6%	11%	(18)%	—%
Asia Pacific	66	7%	2%	11%	(4)%	(2)%
Total	$147	1%	2%	4%	(4)%	(1)%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $1,297 million and $1,349 million for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by currency benefits, ongoing cost synergies and productivity efforts, and the lack of amortization of inventory step-up for the three months ended September 30, 2020, as compared to $15 million recognized for the three months ended September 30, 2019. These decreases were partially offset by increased volumes.

COGS as a percentage of net sales was 70 percent and 71 percent for the three months ended September 30, 2020 and 2019, respectively. The amortization of inventory step-up was 1 percent of net sales for the three months ended September 30, 2019.

COGS was $6,395 million and $6,607 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by the lack of amortization of inventory step-up for the nine months ended September 30, 2020, as compared to $272 million recognized for the nine months ended September 30, 2019, currency benefits, and ongoing cost synergies and productivity efforts. The decrease was partially offset by increased volumes, higher royalties in seed, and higher input costs due to lower production yields in seed.

COGS as a percentage of net sales was 58 percent and 61 percent for the nine months ended September 30, 2020 and 2019, respectively. The amortization of inventory step-up was 3 percent of net sales for the nine months ended September 30, 2019.

Research and Development Expense
R&D expense was $284 million (15 percent of net sales) and $289 million (15 percent of net sales) for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by currency benefits and ongoing cost synergies and productivity efforts, partially offset by increased investments to support new products in crop protection.

R&D expense was $837 million (8 percent of net sales) and $857 million (8 percent of net sales) for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by currency benefits and ongoing cost synergies and productivity efforts, partially offset by increased investments to support new products in crop protection.

Selling, General and Administrative Expenses
SG&A expenses were $597 million (32 percent of net sales) and $646 million (34 percent of net sales) for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by currency benefits, ongoing cost synergies and productivity efforts, lower commissions on seasonal volume shifts in corn and soybean sales, and lower selling expenses.

SG&A expenses were $2,319 million (21 percent of net sales) and $2,318 million (21 percent of net sales) for the nine months ended September 30, 2020 and 2019, respectively. SG&A expenses were relatively flat as higher commissions and selling expenses due to higher volumes, higher ERP costs and higher product launch costs, were offset by currency benefits and ongoing cost synergies and productivity efforts, and the settlement of a legal matter in the prior year.

Amortization of Intangibles
Intangible asset amortization was $162 million and $100 million for the three months ended September 30, 2020 and 2019, respectively, and $501 million and $314 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily driven by amortization of germplasm assets, which changed from an indefinite lived intangible asset to definite lived with a useful life of 25 years in the fourth quarter of 2019. See Note 12 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $49 million and $46 million for the three months ended September 30, 2020 and 2019, respectively. The charges in the third quarter of 2020 related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and asset related charges under both the Execute to Win Productivity Program and the DowDuPont Cost Synergy Program (the "Synergy Program").

The charges in the third quarter of 2019 related to a pre-tax, non-cash intangible asset impairment charge, primarily related to DAS intangibles previously acquired from Cooperativa Central de Pesquisa Agrícola's ("Coodetec"), partially offset by a favorable adjustment to asset related charges associated with the Synergy Program.

Restructuring and asset related charges - net were $298 million and $167 million for the nine months ended September 30, 2020 and 2019, respectively. The charges during the nine months ended September 30, 2020 primarily related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and asset related charges and severance and related benefit costs under the Execute to Win Productivity Program. The charges for the nine months ended September 30, 2019 primarily related to contract termination and asset related charges associated with the Synergy Program and the above noted pre-tax, non-cash intangible asset impairment charge.

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $152 million for the three months ended September 30, 2019, and $694 million for the nine months ended September 30, 2019. These costs primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Distributions and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Other Income - Net
Other income - net was $30 million and $59 million for the three months ended September 30, 2020 and 2019, respectively. The change was primarily due to an increase in non-operating pension and other employment benefit credits and tax indemnification adjustments reflected in the three months ended September 30, 2019, which was partially offset by an increase in net exchange loss during the three months ended September 30, 2020.

Other income - net was $120 million and $90 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily due to an increase in non-operating pension and other employment benefit credits, partially offset by higher net exchange losses, as well as higher losses on asset sales, including a $53 million loss related to the expected sale of the La Porte site in the nine months ended September 30, 2020 as compared to a $24 million loss related to DAS’s sale of a joint venture related to synergy actions in the nine months ended September 30, 2019.

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

See Note 7 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $11 million and $19 million for the three months ended September 30, 2020 and 2019, respectively. The change was primarily driven by lower average interest rates.

Interest expense was $35 million and $112 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily driven by lower average debt balances as a result of the redemption/repayment transactions in the second quarter of 2019 related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information) and lower average interest rates.

Benefit from Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(117) million for the three months ended September 30, 2020 on pre-tax loss from continuing operations of $(507) million, resulting in an effective tax rate of 23.1 percent.  The effective tax rate was favorably impacted by geographic mix of earnings, the tax impact of certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as the tax impact of restructuring and asset related charges.
The company’s benefit from income taxes on continuing operations was $(104) million for the three months ended September 30, 2019 on a pre-tax loss from continuing operations of $(631) million, resulting in an effective tax rate of 16.5 percent. The effective tax rate was unfavorably impacted by integration and separation costs, the Argentine peso devaluation, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by tax benefits associated with the enactment of the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), as well as a tax benefit of $13 million related to application of the Tax Cuts and Jobs Act ("The Act") foreign tax provisions.

The company’s provision for income taxes on continuing operations was $88 million for the nine months ended September 30, 2020 on pre-tax income from continuing operations of $745 million, resulting in an effective tax rate of 11.8 percent.  The effective tax rate was favorably impacted by geographic mix of earnings, as well as $26 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a tax benefit of $14 million related to a return to accrual adjustment to reflect a change in estimate on the impact of a tax law enactment in a foreign jurisdiction. In addition, during the nine months ended September 30, 2020, the company recognized a tax benefit of $51 million to provision for income taxes on continuing operations related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of The Act's foreign tax provisions. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as tax charges related to the issuance of stock-based compensation.

The company’s provision for income taxes on continuing operations was $99 million for the nine months ended September 30, 2019 on a pre-tax loss from continuing operations of $(129) million, resulting in an effective tax rate of (76.7) percent. During the nine months ended September 30, 2019, the company recorded net tax charges of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations, as well as a tax charge of $83 million related to application of The Act’s foreign tax provisions. Other net unfavorable effective tax rate impacts included those related to integration and separation costs, non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger, as well as the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions. Those unfavorable impacts were partially offset by a first quarter tax benefit of $102 million related to an internal legal entity restructuring associated with the Business Separations, a $21 million benefit associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as geographic mix of earnings.

(Loss) Income from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $22 million for the three months ended September 30, 2019, and $1 million and $(695) million for the nine months ended September 30, 2020 and 2019, respectively. The three and nine months ended September 30, 2019 primarily reflects the operations of EID ECP and the EID Specialty Product Entities.  Refer to Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $30 million and $58 million for the three months ended September 30, 2020 and 2019, respectively, and $117 million and $181 million for the nine months ended September 30, 2020 and 2019, respectively. The change for the three month period was driven by the items noted on page 53, under the header “Interest Expense”, and the reduction in interest expense incurred on the related party loan between EID and Corteva, Inc. The change for the nine month period was driven by the items noted on page 53, under the header "Interest Expense", partially offset by an increase in interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Provision for Income Taxes on Continuing Operations
EID’s benefit from income taxes on continuing operations was $(122) for three months ended September 30, 2020 on pre-tax loss from continuing operations of $(526), resulting in an effective tax rate of 23.2 percent. EID’s benefit from income taxes on continuing operations was $(113) million for the three months ended September 30, 2019 on pre-tax loss from continuing operations of $(670) million, resulting in an effective tax rate of 16.9 percent.

EID’s provision for income taxes on continuing operations was $68 million for the nine months ended September 30, 2020 on pre-tax income from continuing operations of $663 million, resulting in an effective tax rate of 10.3 percent percent. EID’s provision for income taxes on continuing operations was $83 million for the nine months ended September 30, 2019 on pre-tax loss from continuing operations of $(198) million, resulting in an effective tax rate of (41.9) percent.

EID’s changes in the effective tax rate for the three and nine months ended September 30, 2020 as compared to 2019 were driven by the items noted on page 53, under the header “Benefit from Income Taxes on Continuing Operations” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

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

The above outlook does not contemplate any operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency impacts resulting from the COVID-19 pandemic. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 62 for Significant Items recorded for the three and nine months ended September 30, 2020 and 2019). Beginning January 1, 2020, the company recognizes non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements.

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma statement of operations (the "unaudited pro forma statement of operations") for Corteva gives effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. Beginning in the second quarter 2019, results represent the consolidated balances of the company, and prior to the second quarter 2019, results consist of the combined results of operations for Historical EID and DAS. The unaudited pro forma statement of operations below was prepared in accordance with Article 11 of Regulation S-X, and events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statement of operations through March 31, 2019. The unaudited pro forma combined statement of operations has not been adjusted for restructuring or integration activities or other costs following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

The unaudited pro forma statement of operations has been presented for informational purposes only and is not necessarily indicative of what Corteva’s results of operations actually would have been had the above transactions been completed on January 1, 2016. In addition, the unaudited pro forma statement of operations does not purport to project the future operating results of the company. The unaudited pro forma statement of operations was based on and should be read in conjunction with the audited Consolidated Financial Statements and Notes contained within the company's Annual Report on Form 10-K for the year ended December 31, 2019.

Unaudited Pro Forma Statement of Operations	Nine Months Ended September 30, 2019
(In millions, except per share amounts)	Corteva	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$10,863	$—	$—	$—	$10,863
Cost of goods sold	6,607	(205)	—	16	6,418
Research and development expense	857	—	—	—	857
Selling, general and administrative expenses	2,318	—	—	3	2,321
Amortization of intangibles	314	—	—	—	314
Restructuring and asset related charges - net	167	—	—	—	167
Integration and separation costs	694	—	—	(112)	582
Other income - net	90	—	—	—	90
Loss on early extinguishment of debt	13	—		—	13
Interest expense	112	—	(45)	—	67
(Loss) income from continuing operations before income taxes	(129)	205	45	93	214
Provision for income taxes on continuing operations	99	36	10	1	146
(Loss) income from continuing operations after income taxes	(228)	169	35	92	68
Net income from continuing operations attributable to noncontrolling interests	10	—	—	—	10
Net (loss) income from continuing operations attributable to Corteva	$(238)	$169	$35	$92	$58

Per share common data
Earnings per share of common stock from continuing operations - basic					$0.08
Earnings per share of common stock from continuing operations - diluted					$0.08

Weighted-average common shares outstanding - basic					749.4
Weighted-average common shares outstanding - diluted					749.4
1.Represents the removal of amortization of EID’s agriculture business’ inventory step-up recognized in connection with the Merger, as the incremental amortization is directly attributable to the Merger and will not have a continuing impact.
2.Represents removal of interest expense related to the debt redemptions/repayments.
3.Adjustments directly attributable to the separations and distributions of Corteva, Inc. includes the following: removal of Telone®; impact from the distribution agreement entered into between Corteva and Dow that allows for Corteva to become the exclusive distributor of Telone® products for Dow; elimination of one-time transaction costs directly attributable to the Corteva Distribution; the impact of certain manufacturing, leasing and supply agreements entered into in connection with the Corteva Distribution; and the related tax impacts of these items.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2020 compared with the same period in 2019. For purposes of the nine months ended September 30, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 55). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 19 - Segment Information, to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of pro forma segment operating EBITDA to income from continuing operations before income taxes for the three and nine months ended September 30, 2020 and 2019 is included in Note 19 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales	$523	$681	$6,516	$6,347
Segment operating EBITDA [1]	$(282)	$(295)	$1,255	$1,066
1.The nine months ended September 30, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X.

Seed	Q3 2020 vs. Q3 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(129)	(57)%	(11)%	(44)%	(2)%	—%
EMEA	(5)	(4)%	6%	—%	(10)%	—%
Latin America	(25)	(9)%	(2)%	9%	(16)%	—%
Asia Pacific	1	2%	(1)%	3%	—%	—%
Total	$(158)	(23)%	(3)%	(11)%	(9)%	—%

Seed	Q3 2020 vs. Q3 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$(69)	(18)%	(2)%	(6)%	(10)%	—%
Soybeans	(52)	(31)%	14%	(34)%	(11)%	—%
Other oilseeds	18	41%	36%	9%	(4)%	—%
Other	(55)	(57)%	(58)%	2%	(1)%	—%
Total	$(158)	(23)%	(3)%	(11)%	(9)%	—%

Seed	Nine Months 2020 vs. Nine Months 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$52	1%	1%	1%	(1)%	—%
EMEA	62	5%	4%	7%	(6)%	—%
Latin America	32	5%	5%	15%	(15)%	—%
Asia Pacific	23	8%	6%	8%	(6)%	—%
Total	$169	3%	2%	4%	(3)%	—%

Seed	Nine Months 2020 vs. Nine Months 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$75	2%	2%	3%	(3)%	—%
Soybeans	85	7%	3%	5%	(1)%	—%
Other oilseeds	60	13%	10%	7%	(4)%	—%
Other	(51)	(12)%	(11)%	1%	(2)%	—%
Total	$169	3%	2%	4%	(3)%	—%

Seed
Seed net sales were $523 million in the third quarter of 2020, down from $681 million in the third quarter of 2019. The decrease was driven by an 11 percent decline in volume, a 9 percent decline in currency, and a 3 percent decline in local price.

The decrease in volume was the effect of timing shifts in North America due to the unprecedented weather impacts in the year-ago period, which shifted seed sales from second quarter 2019 to the third quarter 2019. The impact of timing was partially offset by strong summer and early safrinha sales in Latin America. Unfavorable currency impacts were led by the Brazilian Real. The decline in local price was primarily due to the delay in timing of 2019 seed sales, coupled with the end-of-season customer settlements in North America.

Segment operating EBITDA was $(282) million in the third quarter of 2020, a 4 percent improvement compared to segment operating EBITDA of $(295) million in the third quarter of 2019. Ongoing cost synergies and productivity efforts, lower bad debt expense, and lower commissions more than offset volume and price declines and the unfavorable impact of currency.

Seed net sales were $6,516 million for the first nine months of 2020, up from $6,347 million in the first nine months of 2019. The increase was driven by a 4 percent increase in volume and a 2 percent increase in local price, partially offset by a 3 percent decline in currency.

Seed reported price and volume gains in all regions, led by strong summer and early safrinha sales in Latin America and share gains in EMEA. Global corn price increased 2 percent and North America soybean price increased 1 percent versus the year-ago period. Unfavorable currency impacts were led by the Brazilian Real.

Segment operating EBITDA was $1,255 million for the first nine months of 2020, up 18 percent from pro forma segment operating EBITDA of $1,066 million for the first nine months of 2019. Favorable mix, volume gains, and ongoing cost synergies and productivity efforts more than offset the unfavorable impact of currency, higher commissions, and input costs due to lower yields on corn.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales	$1,340	$1,230	$4,494	$4,516
Segment Operating EBITDA [1]	$130	$119	$677	$789
1.The nine months ended September 30, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X.

Crop Protection	Q3 2020 vs. Q3 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(7)	(2)%	1%	(3)%	—%	—%
EMEA	15	8%	4%	4%	—%	—%
Latin America	68	14%	9%	34%	(29)%	—%
Asia Pacific	34	21%	3%	24%	(1)%	(5)%
Total	$110	9%	5%	16%	(11)%	(1)%

Crop Protection	Q3 2020 vs. Q3 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides[1]	$9	2%	—%	11%	(8)%	(1)%
Insecticides[1]	65	20%	4%	26%	(10)%	—%
Fungicides[1]	16	7%	10%	20%	(23)%	—%
Other[1]	20	25%	24%	7%	(6)%	—%
Total	$110	9%	5%	16%	(11)%	(1)%

Crop Protection	Nine Months 2020 vs. Nine Months 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(34)	(2)%	(1)%	—%	—%	(1)%
EMEA	27	2%	1%	5%	(3)%	(1)%
Latin America	(58)	(5)%	7%	8%	(20)%	—%
Asia Pacific	43	6%	—%	12%	(3)%	(3)%
Total	$(22)	—%	2%	5%	(6)%	(1)%

Crop Protection	Nine Months 2020 vs. Nine Months 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides[1]	$(23)	(1)%	1%	4%	(5)%	(1)%
Insecticides[1]	60	5%	4%	8%	(6)%	(1)%
Fungicides[1]	(53)	(7)%	2%	4%	(11)%	(2)%
Other[1]	(6)	(2)%	5%	(1)%	(6)%	—%
Total	$(22)	—%	2%	5%	(6)%	(1)%
1. Prior periods have been reclassified to conform to current period presentation.

Crop Protection
Crop protection net sales were $1,340 million in the third quarter of 2020, up from $1,230 million in the third quarter of 2019. Gains were driven by a 16 percent increase in volume and a 5 percent increase in local price, partially offset by an 11 percent decline in currency, and a 1 percent impact from portfolio.

Volume gains were primarily driven by a strong start to the Latin America season. This impact was coupled with strong demand for new products globally, including EnlistTM and RinskorTM herbicides and IsoclastTM and PyraxaltTM insecticides. Local price rose due to increases in Latin America to offset currency. Unfavorable currency impacts were led by the Brazilian real. The portfolio impact was driven by the strategic divestiture of an off-patent product.

Segment operating EBITDA was $130 million in the third quarter of 2020, up from $119 million in the third quarter of 2019. Volume gains, favorable mix, and ongoing cost synergies and productivity efforts more than offset the unfavorable impact of currency and increased investment in research and development.

Crop protection net sales were $4,494 million for the first nine months of 2020, approximately flat compared to $4,516 million in the first nine months of 2019. The change was driven by a 5 percent increase in volume and a 2 percent increase in local price, which was more than offset by a 6 percent decline in currency and a 1 percent impact from portfolio.

The increase in volume was driven by strong demand for new products globally, including RinskorTM, ArlyexTM, and EnlistTM herbicides and IsoclastTM insecticide. The increase in local price was driven by increases in Latin America to offset currency. Unfavorable currency impacts were led by the Brazilian Real. Pricing gains from new product launches were partially offset by increased grower incentive program discounts in North America. The portfolio impact was driven by divestitures of off-patent products in Asia Pacific and North America.

Segment operating EBITDA was $677 million for the first nine months of 2020, down from pro forma segment operating EBITDA of $789 million for the first nine months of 2019. Sales from new products and ongoing cost synergies and productivity efforts were more than offset by higher input costs, the unfavorable impact of currency, and increased investment in research and development.

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below. For the nine months ended September 30, 2019 information is on a pro forma basis and these non-GAAP measures are being reconciled to a pro forma GAAP financial measure prepared and presented in accordance with Article 11 of Regulation S-X, which are reconciled to the GAAP reported figures. See Article 11 Pro Forma Combined Statements of Operations on page 55.

Operating EBITDA is defined as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, non-operating (benefits) costs - net and foreign exchange gains (losses), net, excluding the impact of significant items (including goodwill impairment charges). Non-operating (benefits) costs - net consists of non-operating pension and OPEB credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites of Historical DuPont. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings per share is defined as "Earnings per common share from continuing operations - diluted" excluding the after-tax impact of significant items (including goodwill impairment charges), the after-tax impact of non-operating (benefits) costs - net, and the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets.

Reconciliation of (Loss) Income from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)	As Reported	As Reported	As Reported	Pro Forma
(Loss) income from continuing operations after income taxes	$(390)	$(527)	$657	$68
(Benefit from) provision for income taxes on continuing operations	(117)	(104)	88	146
(Loss) income from continuing operations before income taxes	(507)	(631)	745	214
Depreciation and amortization	285	226	868	711
Interest income	(11)	(13)	(38)	(46)
Interest expense	11	19	35	67
Exchange losses (gains) - net[1]	67	(22)	127	37
Non-operating benefits - net	(73)	(32)	(237)	(106)
Significant items charge	49	246	351	886
Operating EBITDA (Non-GAAP)	$(179)	$(207)	$1,851	$1,763
1.Excludes a $(33) million foreign exchange loss for the three and nine months ended September 30, 2019 associated with the devaluation of the Argentine peso, as it is included within significant items. See Note 7 - Supplementary Information for additional information.

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)	As Reported	As Reported	As Reported	Pro Forma
Integration and separation costs	$—	$(152)	$—	$(582)
Restructuring and asset related charges - net	(49)	(46)	(298)	(167)
Loss on divestiture	—	—	(53)	(24)
Amortization of inventory step-up	—	(15)	—	(67)
Loss on early extinguishment of debt	—	—	—	(13)
Argentina currency devaluation	—	(33)	—	(33)
Total pretax significant items charge	(49)	(246)	(351)	(886)
Total tax benefit impact of significant items[1]	22	40	81	52
Tax only significant item benefit[2]	—	38	10	38
Total significant items charge, after tax	$(27)	$(168)	$(260)	$(796)
1.The tax benefit impact of significant items for the three months ended September 30, 2019 includes a net tax benefit of $13 million related to application of the The Act's foreign tax provisions. In addition to this, the nine months ended September 30, 2019 includes a net tax charge of $(96) million related to the application of the U.S. tax reform’s foreign tax provisions, a tax benefit of $102 million related to an internal legal entity restructuring associated with the Internal Reorganizations and net tax charges of $(146) million related to U.S. state blended tax rate changes associated with the Internal Reorganizations.
2.The three and nine months ended September 30, 2019 tax only significant item benefit is related to Swiss Tax Reform. The nine months ended September 30, 2020 tax only significant item benefits are primarily related to a benefit due to an elective change in accounting method that alters the 2019 impact of the business separation on The Act's foreign tax provisions and a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset.

Reconciliation of (Loss) Income from Continuing Operations Attributable to Corteva and (Loss) Earnings Per Share of Common Stock from Continuing Operations - Diluted to Operating (Loss) Earnings and Operating (Loss) Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)	As Reported	As Reported	As Reported	Pro Forma
Net (loss) income from continuing operations attributable to Corteva	$(392)	$(516)	$639	$58
Less: Non-operating benefits - net, after tax	56	23	180	84
Less: Amortization of intangibles (existing as of Separation), after tax	(126)	(80)	(377)	(250)
Less: Significant items charge, after tax	(27)	(168)	(260)	(796)
Operating (Loss) Earnings (Non-GAAP)	$(295)	$(291)	$1,096	$1,020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	As Reported	As Reported	As Reported	Pro Forma
(Loss) earnings per share of common stock from continuing operations - diluted	$(0.52)	$(0.69)	$0.85	$0.08
Less: Non-operating benefits - net, after tax	0.08	0.03	0.24	0.11
Less: Amortization of intangibles (existing as of Separation), after tax	(0.17)	(0.11)	(0.50)	(0.33)
Less: Significant items charge, after tax	(0.04)	(0.22)	(0.35)	(1.06)
Operating (Loss) Earnings Per Share (Non-GAAP)	$(0.39)	$(0.39)	$1.46	$1.36
Diluted Shares Outstanding (in millions)	749.5	749.5	752.0	749.4

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2019 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2020.

(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Cash, cash equivalents and marketable securities	$2,920	$1,769	$2,097
Total debt	$3,244	$122	$3,720

The company's cash, cash equivalents and marketable securities at September 30, 2020, December 31, 2019, and September 30, 2019 were $2,920 million, $1,769 million and $2,097 million, respectively. Total debt at September 30, 2020, December 31, 2019, and September 30, 2019 was $3,244 million, $122 million, and $3,720 million, respectively. The increase in debt balances from December 31, 2019 was primarily due to funding the company’s seasonal working capital needs and capital expenditures, and the May 2020 Debt Offering. See further information in Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.4 billion in committed and uncommitted unused credit lines at September 30, 2020, December 31, 2019, and September 30, 2019. In addition to the unused credit facilities, the company has a $1.3 billion 2020 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party to the Revolving Credit Facilities upon the Corteva Distribution. In March 2020, the company drew down $500 million under the three year revolving credit facility to finance its short term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic, and repaid that borrowing in full in June 2020. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2020 the company was in compliance with these covenants.

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
The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including cash, commercial paper, a receivable repurchase facility, the Revolving Credit Facilities, and factoring.

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

The company's cash, cash equivalents and marketable securities at September 30, 2020, December 31, 2019, and September 30, 2019 are $2.9 billion, $1.8 billion, and $2.1 billion respectively, of which $2.6 billion at September 30, 2020, $1.5 billion at December 31, 2019, and $2.0 billion at September 30, 2019 was held by subsidiaries in foreign countries, including United States territories.

The Act required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements.  The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries.  The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments.  At September 30, 2020, management believed that sufficient liquidity is available in the U.S.

Summary of Cash Flows
Cash used for operating activities was $1.2 billion for the nine months ended September 30, 2020 compared to $2.3 billion for the nine months ended September 30, 2019. The decrease in cash used for operating activities was driven by a decrease in integration and separation costs, lower working capital changes and lower pension contributions, partially offset by the absence of the net impact of cash earnings from EID ECP and EID Specialty Products entities as a result of the Internal Reorganizations and Business Realignments in 2019.

Cash used for investing activities was $0.4 billion for the nine months ended September 30, 2020 compared to $1.0 billion for the nine months ended September 30, 2019. The change was due primarily due to lower capital expenditures driven by the Internal Reorganizations and Business Realignments in 2019, partially offset by higher net purchases of investments and lower proceeds from sales of property, businesses, and consolidated companies.

Cash provided by financing activities was $2.7 billion for the nine months ended September 30, 2020 compared to $0.8 billion provided by financing activities for the nine months ended September 30, 2019. The change was primarily due to lower payments on long-term debt, due to the 2019 debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (using a portion of the contributions from DowDuPont), the May 2020 Debt Offering, and the absence of distributions to DowDuPont (which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments). This was partially offset by dividends to Corteva stockholders, lower borrowings (less than 90 days), payments for the acquisition of noncontrolling interests and repurchases of Corteva common stock. In addition, during the nine months ended September 30, 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations.

In February 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on March 13, 2020, to shareholders of record on March 3, 2020. In April 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on June 15, 2020, to shareholders of record on May 15, 2020. In July 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on September 15, 2020, to shareholders of record on August 14, 2020. In October 2020, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on December 15, 2020, to shareholders of record on November 13, 2020.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date.

During the three months ended September 30, 2020, the company purchased and retired 1,160,000 shares in the open market for a total cost of $33 million. During the nine months ended September 30, 2020, the company purchased and retired 3,025,000 shares for a total cost of $83 million. During the three months ended September 30, 2019, the company purchased and retired 824,000 shares for a total cost of $25 million. See Note 15 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash used for operating activities
EID’s cash used for operating activities for the nine months ended September 30, 2020 was $1.3 billion compared to $2.3 billion for the nine months ended September 30, 2019. The change was primarily driven by the items noted above under the header, "Summary of Cash Flows," partially offset by interest incurred on the related party loan between EID and Corteva, Inc.

Cash provided by financing activities
EID’s cash provided by financing activities was $2.7 billion for the nine months ended September 30, 2020 compared to $0.8 billion for the nine months ended September 30, 2019. The change was due to lower payments on long-term debt due to the 2019 debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (using a portion of the contributions from DowDuPont and proceeds from related party debt), the May 2020 Debt Offering, the absence of distributions to DowDuPont (which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments). This activity was partially offset by lower proceeds from related party debt and higher payments on related party debt, lower borrowings (less than 90 days) and payments for the acquisition of noncontrolling interests. In addition, during the nine months ended September 30, 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations.

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

The company's total contractual obligations for long-term debt as of September 30, 2020 are as follows:

		Payments Due In
(Dollars in millions)	Total at September 30, 2020	Remainder 2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-Term debt[1]	$1,110	$—	$1	$—	$1,109
1. Excludes Unamortized debt discount and issuance costs of $11 million.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2020, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2020, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont. Information regarding certain of these matters is set forth below and in Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. Even when the Company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the Company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company, including avoidance of future distraction and litigation defense cost, and its shareholders.

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

Federal Trade Commission Investigation
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl and rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva is cooperating with the FTC’s subpoena, but believes the likelihood of material liability is remote.

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

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

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

Natural Resource Damage Cases
Since May 2017, several municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours, 3M, and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 14 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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
COVID-19 and the related government-imposed restrictions, including stay at home orders, has significantly impacted other economic activity and markets around the world, which could negatively impact the company's business, financial condition, and results of operations in numerous ways, including but not limited to those outlined below:
•Current and future COVID-19 outbreaks and resulting illness, travel restrictions and workforce disruptions could impact Corteva's global supply chain, its operations and its routes to market or those of its suppliers, co-manufacturers, or customers/distributors. These disruptions or the company's failure to effectively respond to them could increase product or distribution costs, alter the timing of recognizing manufacturing costs, or impact the delivery of products to customers.
•Government or regulatory responses to pandemics could negatively impact the company's business. Mandatory lockdowns or other restrictions on operations in certain countries have temporarily disrupted the company's ability to operate or distribute its products in these markets. Continuation or expansion of these disruptions could materially adversely impact the company's operations and results.
•Reductions to the company’s forecasted profitability and continued global economic decline could trigger potential impairment of the carrying value of goodwill or other indefinite and definite-lived intangible assets.
•The instability or unavailability of a farm workforce to harvest agricultural products could impact the company's customers’ ability to monetize their crop and potentially impact the collection of the company's customer receivables.
•Continued commodity cost volatility is expected and the company's commodity hedging activities may not sufficiently offset this volatility. Depressed commodity prices may increase the insolvency risk of Corteva's customers in the longer-term, along with reducing the demand for Corteva's products.
•Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to the company's strategic plans and productivity initiatives.
•Increased volatility and pricing in the capital and commercial paper markets may reoccur and impact the company's access to preferred sources of liquidity resulting in higher borrowing costs. The company cannot assure investors that additional liquidity will be readily available or available on favorable terms.
•Increased market volatility may bring unprecedented market conditions making it difficult for the company to adequately forecast customer demand.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2020:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
September 2020	1,159,748	$28.28	1,159,748
Total	1,159,748	$28.28	1,159,748	$892
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

Item 6.EXHIBITS

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

CORTEVA, INC.
(Registrant)

Date:	November 5, 2020

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)
E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	November 5, 2020

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,863	$1,911	$11,010	$10,863
Cost of goods sold	1,297	1,349	6,395	6,607
Research and development expense	284	289	837	857
Selling, general and administrative expenses	597	646	2,319	2,318
Amortization of intangibles	162	100	501	314
Restructuring and asset related charges - net	49	46	298	167
Integration and separation costs	—	152	—	694
Other income - net	30	59	120	90
Loss on early extinguishment of debt	—	—	—	13
Interest expense	30	58	117	181
(Loss) income from continuing operations before income taxes	(526)	(670)	663	(198)
(Benefit from) provision for income taxes on continuing operations	(122)	(113)	68	83
(Loss) income from continuing operations after income taxes	(404)	(557)	595	(281)
Income (loss) from discontinued operations after income taxes	—	22	1	(695)
Net (loss) income	(404)	(535)	596	(976)
Net income (loss) attributable to noncontrolling interests	—	(11)	11	8
Net (loss) income attributable to E. I. du Pont de Nemours and Company	$(404)	$(524)	$585	$(984)

See Notes to the Consolidated Financial Statements beginning on page 82.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net (loss) income	$(404)	$(535)	$596	$(976)
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	68	(297)	(507)	(471)
Adjustments to pension benefit plans	—	5	(6)	13
Adjustments to other benefit plans	1	—	3	(86)
Derivative instruments	(20)	—	(16)	23
Total other comprehensive income (loss)	49	(292)	(526)	(521)
Comprehensive (loss) income	(355)	(827)	70	(1,497)
Comprehensive (loss) income attributable to noncontrolling interests - net of tax	—	(11)	11	8
Comprehensive (loss) income attributable to E. I. du Pont de Nemours and Company	$(355)	$(816)	$59	$(1,505)

See Notes to the Consolidated Financial Statements beginning on page 82.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$2,768	$1,764	$1,980
Marketable securities	152	5	117
Accounts and notes receivable - net	5,627	5,528	6,590
Inventories	4,374	5,032	4,403
Other current assets	1,167	1,190	1,043
Total current assets	14,088	13,519	14,133
Investment in nonconsolidated affiliates	62	66	70
Property, plant and equipment - net of accumulated depreciation (September 30, 2020 - $3,712; December 31, 2019 - $3,326; September 30, 2019 - $3,186)	4,273	4,546	4,503
Goodwill	10,110	10,229	10,168
Other intangible assets	10,914	11,424	11,667
Deferred income taxes	289	287	270
Other assets	1,954	2,326	2,440
Total Assets	$41,690	$42,397	$43,251
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,142	$7	$3,604
Accounts payable	2,994	3,702	3,014
Income taxes payable	168	95	126
Accrued and other current liabilities	2,452	4,440	2,298
Total current liabilities	7,756	8,244	9,042
Long-Term Debt	1,102	115	116
Long-Term Debt - Related Party	3,712	4,021	4,037
Other Noncurrent Liabilities
Deferred income tax liabilities	740	920	1,328
Pension and other post employment benefits - noncurrent	5,904	6,377	5,405
Other noncurrent obligations	1,864	2,192	2,132
Total noncurrent liabilities	13,322	13,625	13,018
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2020, December 31, 2019, and September 30, 2019:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at September 30, 2020, December 31, 2019, and September 30, 2019	—	—	—
Additional paid-in capital	23,995	23,958	23,963
Retained earnings / (accumulated deficit)	173	(406)	(351)
Accumulated other comprehensive loss	(3,796)	(3,270)	(2,667)
Total E. I. du Pont de Nemours and Company stockholders’ equity	20,611	20,521	21,184
Noncontrolling interests	1	7	7
Total equity	20,612	20,528	21,191
Total Liabilities and Equity	$41,690	$42,397	$43,251

See Notes to the Consolidated Financial Statements beginning on page 82.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019[1]
Operating activities
Net income (loss)	$596	$(976)
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	868	1,310
Provision for (benefit from) deferred income tax	(153)	(427)
Net periodic pension benefit	(306)	(208)
Pension contributions	(53)	(109)
Net loss (gain) on sales of property, businesses, consolidated companies, and investments	29	(69)
Restructuring and asset related charges - net	298	284
Amortization of inventory step-up	—	272
Goodwill impairment charge	—	1,102
Loss on early extinguishment of debt	—	13
Other net loss	240	184
Changes in operating assets and liabilities - net	(2,802)	(3,697)
Cash used for operating activities	(1,283)	(2,321)
Investing activities
Capital expenditures	(301)	(1,015)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	22	142
Acquisitions of businesses - net of cash acquired	—	(9)
Investments in and loans to nonconsolidated affiliates	(1)	(10)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(656)	(133)
Proceeds from sales and maturities of investments	498	42
Other investing activities - net	(7)	(2)
Cash used for investing activities	(445)	(964)
Financing activities
Net change in borrowings (less than 90 days)	1,582	1,729
Proceeds from related party debt	67	4,160
Payments on related party debt	(376)	(123)
Proceeds from debt	2,434	1,001
Payments on debt	(879)	(6,803)
Proceeds from exercise of stock options	19	43
Payment for acquisition of subsidiary's interest from the non-controlling interest	(60)	—
Distributions to DowDuPont	—	(317)
Cash transferred to DowDuPont at Internal Reorganization	—	(2,053)
Contributions from Dow and DowDuPont	—	3,255
Debt extinguishment costs	—	(79)
Other financing activities	(46)	(34)
Cash provided by financing activities	2,741	779
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(118)
Increase (decrease) in cash, cash equivalents and restricted cash	949	(2,624)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024
Cash, cash equivalents and restricted cash at end of period	$3,122	$2,400
1. The cash flows for the nine months ended September 30, 2019 includes cash flows of EID's ECP and Specialty Products Entities.
See Notes to the Consolidated Financial Statements beginning on page 82.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital "APIC"	Divisional Equity	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$—	$—	$—	$78,259	$—	$(3,360)	$254	$75,153
Net income				166			10	176
Other comprehensive loss						(74)		(74)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)				(2)
Distributions to DowDuPont				(317)				(317)
Issuance of DowDuPont stock				35				35
Share-based compensation				18				18
Contributions from Dow				88				88
Other - net				(3)				(3)
Balance at March 31, 2019	$—	$—	$—	$78,244	$—	$(3,434)	$264	$75,074
Net (loss) income				(806)	180		9	(617)
Other comprehensive loss						(155)		(155)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(5)			(5)
Contributions from DowDuPont				3,168				3,168
Issuance of DowDuPont stock				4				4
Share-based compensation			11	44				55
Impact of Internal Reorganizations				(56,479)		1,214	(231)	(55,496)
Reclassification of Divisional Equity to APIC	239		23,936	(24,175)				—
Other - net					(3)		(24)	(27)
Balance at June 30, 2019	$239	$—	$23,947	$—	$172	$(2,375)	$18	$22,001
Net loss					(524)		(11)	(535)
Other comprehensive loss						(292)		(292)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			4					4
Share-based compensation			12					12
Other - net					1			1
Balance at September 30, 2019	$239	$—	$23,963		$(351)	$(2,667)	$7	$21,191

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital "APIC"	Divisional Equity	(Accumulated deficit) Retained Earnings	Accum. Other Comp Loss	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$239	$—	$23,958		$(406)	$(3,270)	$7	$20,528
Net income					250		8	258
Other comprehensive loss						(663)		(663)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			(2)					(2)
Issuance of Corteva stock			14					14
Share-based compensation			2					2
Other - net			32		(2)			30
Balance at March 31, 2020	$239	$—	$24,004		$(158)	$(3,933)	$15	$20,167
Net income					739		3	742
Other comprehensive income						88		88
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			3					3
Share-based compensation			19					19
Acquisition of a noncontrolling interest in consolidated subsidiaries			(37)				(15)	(52)
Other - net			(8)		2		(2)	(8)
Balance at June 30, 2020	$239	$—	$23,981		$580	$(3,845)	$1	$20,956
Net loss					(404)			(404)
Other comprehensive income						$49		49
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			2					2
Share-based compensation			16		(1)			15
Other - net			(4)					(4)
Balance at September 30, 2020	$239	$—	$23,995		$173	$(3,796)	$1	$20,612

See Notes to the Consolidated Financial Statements beginning on page 82.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As a result of the Business Realignment and the Internal Reorganization, Corteva, Inc. owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EID are outlined below:

•Preferred Stock - EID has preferred stock outstanding to third parties which is accounted for as a non-controlling interest at the Corteva, Inc. level. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.
•Related Party Loan - EID engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remains on EID's financial statements at the standalone level (including the associated interest).
•Capital Structure - At September 30, 2020, Corteva, Inc.'s capital structure consists of 747,492,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Divestitures and Other Transactions - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Related Parties - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, below
•Note 7 - Supplementary Information - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 8 - Income Taxes - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 9 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 10 - Accounts and Notes Receivable - Net - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Inventories - refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Other Intangible Assets - refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 25 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 14 - Commitments and Contingent Liabilities - refer to page 26 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Stockholders' Equity - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Pension Plans and Other Post Employment Benefits - refer to page 35 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Financial Instruments - refer to page 36 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Fair Value Measurements - refer to page 41 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 19 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of related party transactions with Historical Dow and DowDuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of September 30, 2020, December 31, 2019, and September 30, 2019, the outstanding related party loan balance was $3,712 million, $4,021 million, and $4,037 million respectively (which approximates fair value), with interest rates of 1.80%, 3.27%, and 3.68%, respectively, and is reflected as long-term debt - related party in EID's interim Condensed Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $19 million and $82 million for the three and nine months ended September 30, 2020, respectively, and $39 million and $69 million for the three and nine months ended September 30, 2019 associated with the related party loan from Corteva, Inc.

As of September 30, 2020, EID had payables to Corteva, Inc., the parent company, of $110 million and $84 million ($119 million and $154 million at December 31, 2019 and $102 million and $180 million at September 30, 2019, respectively) included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Condensed Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page 42 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile (loss) income from continuing operations after income taxes to segment operating EBITDA and segment assets to total assets, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

(Loss) income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) income from continuing operations after income taxes	$(404)	$(557)	$595	$(281)
(Benefit from) provision for income taxes on continuing operations	(122)	(113)	68	83
(Loss) income from continuing operations before income taxes	(526)	(670)	663	(198)
Depreciation and amortization	285	226	868	711
Interest income	(11)	(13)	(38)	(46)
Interest expense	30	58	117	181
Exchange losses (gains) - net[1]	67	(22)	127	37
Non-operating benefits - net	(73)	(32)	(237)	(106)
Significant items	49	246	351	886
Pro forma adjustments				298
Corporate expenses	27	31	81	92
Segment operating EBITDA[2]	$(152)	$(176)	$1,932	$1,855
1.Excludes a $(33) million foreign exchange loss for the three and nine months ended September 30, 2019 associated with the devaluation of the Argentine peso. See Note 7 - Supplementary Information of the Corteva, Inc. interim Consolidated Financial Statements for additional information.
2.The nine months ended September 30, 2019 is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X.

Segment assets to total assets (in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Total segment assets	$36,965	$38,879	$39,352
Corporate assets	4,725	3,518	3,899
Total assets	$41,690	$42,397	$43,251