Form 10-K
period 2020-12-31
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2021-02-11
CIK 1755672, 30554

2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Corteva, Inc.                                             ☐
E. I. du Pont de Nemours and Company                                  ☐

      Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Corteva, Inc.                                             Yes ☐ No ☒
E. I. du Pont de Nemours and Company                                  Yes ☐ No ☒

        The aggregate market value of voting stock of Corteva, Inc. held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2020 was $20.0 billion.

As of February 4, 2021, 744,062,000 shares of Corteva, Inc's common stock, $0.01 par value, were outstanding.

As of February 4, 2021, all of E. I. du Pont de Nemours and Company’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

E.I. du Pont de Nemours and Company meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated herein by reference to portions of Corteva, Inc.'s definitive 2021 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

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

The primary differences between Corteva and EID's financial statements relate to EID's Preferred Stock - $4.50 Series and EID's Preferred Stock - $3.50 Series, a related party loan between EID and Corteva, Inc. and the associated tax deductible interest expense for EID, and the capital structure of Corteva. Inc. (See EID's Note 1 - Basis of Presentation to EID's Consolidated Financial Statements, for additional information for above items). The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Annual Report on Form 10-K and begin on page F-89. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

Part I

ITEM 1.  BUSINESS
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•"Corteva" or "the company" refers to Corteva, Inc. and its consolidated subsidiaries (including EID);
•"EID" refers to E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate;
•"DowDuPont" refers to DowDuPont Inc, and its subsidiaries prior to the Separation of Corteva;
•"Historical Dow" refers to the Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization;
•"Historical DuPont" and "Historical EID" refers to EID prior to the Internal Reorganization as defined on page 4;
•"Dow" refers to Dow Inc. after the Dow Distribution defined below;
•"DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva; and
•"DAS" refers to the agriculture business of Historical Dow, Dow AgroSciences.
•"Merger" refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont.

Background
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the previously announced separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DuPont” or "DowDuPont"). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc. Refer to the Internal Reorganization discussion below for further information.

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

Corteva is a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company is focused on advancing its science-based innovation, which aims to deliver a wide range of improved products and services to its customers. Through the merger of the EID and DAS innovation pipelines, Corteva has one of the broadest and most productive new product pipelines in the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. New products are crucial to solving farmers’ productivity challenges amid a growing global population while addressing natural resistance, regulatory changes, safety requirements and competitive dynamics. The company’s investment in technology-based and solution-based product offerings allows it to meet farmers’ evolving needs while ensuring that its investments generate sufficient returns. Meanwhile, through Corteva’s unique routes to market, the company continues to work face-to-face with farmers around the world to deeply understand their needs.

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 140 countries. See Note 24 - Geographic Information, to the Consolidated Financial Statements for details on the location of the company's sales and property.

Internal Reorganizations and Business Separations
Subsequent to the Merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products through a series of tax-efficient transactions (collectively, the "Business Separations”). Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and

Part I
ITEM 1.  BUSINESS, continued

outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock, as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

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

In furtherance of the Business Separations, EID engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization” and the "Business Realignment," respectively) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•the assets and liabilities aligned with EID’s materials science business, including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) were transferred or conveyed to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow;

•the assets and liabilities aligned with EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•on April 1, 2019, EID transferred and conveyed its Materials Science Entities to Dow;

•on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont;

•on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its common stock to DowDuPont; and

•on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

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

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns 100% of the outstanding common stock of EID, and EID owns 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

•Separation and Distribution Agreement - Effective April 1, 2019, the Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Corteva Separation Agreement").

•Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019, as amended on June 1, 2019, that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax

Part I
ITEM 1.  BUSINESS, continued

attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments would occur.

•Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 Corteva and Dow, and effective June 1, 2019, Corteva and DuPont, entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation Agreement.

•Letter Agreement - DuPont and Corteva entered into a Letter Agreement. The Letter Agreement sets forth certain additional terms and conditions related to the Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

Business Segments
The company’s operations are managed through two reportable segments: seed and crop protection. The seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The crop protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. The combination of these leading platforms creates one of the broadest portfolios of agriculture solutions in the industry. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 54 of this report and Note 25 - Segment Information, to the Consolidated Financial Statements.

Seed
The seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that produce optimum yield for farms around the world. The company’s seed segment is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The company offers trait technologies that improve resistance to weather, disease, insects and herbicides used to control weeds, and trait technologies that enhance food and nutritional characteristics. In addition, the company provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability.

Part I
ITEM 1.  BUSINESS, continued

Details on the seed segment’s net sales by major product line and geographic region (based on customer location) are as follows:

Products and Brands
The seed segment’s major brands and technologies, by key product line, are listed below:

Seed Solutions Brands	Pioneer®; Brevant™ seeds; Dairyland Seed®; Hoegemeyer®; Nutech®; Seed Consultants®; AgVenture®; Alforex®; PhytoGen®; Pannar®; VP Maxx®; HPT®; G2®; Supreme EX®; XL®; Power Plus®
Seed Solutions Traits and Technologies
ENLIST E3® soybeans; ENLIST® cotton; EXZACT™ Precision Technology; HERCULEX® Insect Protection; Pioneer® brand hybrids with Leptra® insect protection technology offering protection against above ground pests; POWERCORE® Insect Trait Technology family of products; Pioneer® brand Optimum® AcreMax® family of products offering above and below ground insect protection; REFUGE ADVANCED® trait technology; SMARTSTAX® Insect Trait Technology; NEXERA™ canola; Omega-9 OilsTM; Pioneer® brand Optimum® AQUAmax® hybrids; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; ExpressSun® herbicide tolerant trait; Pioneer® brand products with Pioneer Protector® technology for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; Qrome® corn products; Clearfield® canola; PROPOUND™; Conkesta™; Conkesta E3® soybeans; WideStrike® Insect Protection; WideStrike® 3 Insect Protection

Other	LumiGEN® seed treatments, LUMIDERM®, LUMIVIA® and LUMIALZA™; GRANULAR®; ACREVALUE®; Granular® Insights™ (e.g. LANDVisor™)

U.S. federal regulatory authorizations have been obtained for the commercialization of ENLIST™ corn, ENLIST E3® soybeans and ENLIST® cotton, including the U.S. Environmental Protection Agency's registration of ENLIST DUO® and ENLIST ONE® for use with ENLIST™ corn, soybeans and cotton in 34 states. The company has also secured cultivation authorizations of ENLIST E3® soybeans and ENLIST™ corn in Argentina, Brazil, and North America.

In 2020, Corteva signed an agreement with J.G. Boswell Company to purchase the remaining 46.5 percent interest in PhytoGen® Seed Company, LLC – a joint venture between the two companies. With a 100% ownership position in PhytoGen® Seed Company, LLC, Corteva became the sole owner of the intellectual property, including patents, trademarks, proprietary germplasm and information, as well as know-how.

Part I
ITEM 1.  BUSINESS, continued

In 2020, Corteva announced the launch of Brevant™ seeds in the U.S. for sale exclusively through retail locations in the Midwest and Eastern Corn Belt starting with 2021 planting. As a global brand, Brevant™ seeds, which was originally launched in Latin America, Canada, and select European countries in 2018, provides farmers a greater choice with a high-performance retail solution. Brevant™ provides multiple seed offerings including corn, soybeans, sunflowers and canola.

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, during the fourth quarter of 2019, the company began accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 71 for additional information.

In 2019, Corteva received import authorization from China for the Conkesta™ soybean insect control trait. The trait approval had been in progress in China since 2014. The receipt of China import approval is a necessary step for commercialization of Conkesta E3™ in Latin America, which the company is expecting the latter part of 2021, pending additional regulatory approvals.

In 2019, the company launched Qrome® corn products in U.S. Pioneer® brands. Qrome® products offer growers high yield potential insect control options to help drive productivity for their operations by combining top-tier genetics and strong defensive traits. In 2020, Qrome® products were expanded to the U.S. multi-channel and Canada Pioneer® brands.

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

In addition, the company creates digital tools that provide both farmers and internal sales resources with platforms to support agronomic and operational decision-making, particularly in the areas of product selection, targeted crop protection application, and financial analysis, designed to help maximize yield and profitability.

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

Key Raw Materials
The key raw materials for seed include corn and soybean seeds. To produce high-quality seeds, the company contracts with third party growers globally. Corteva focuses on production close to the customer to provide the seed product, which is suitable for that region and its weed, insect and disease challenges, weather, soil and other conditions. The company conditions and packages the seeds using its own plants and third-party contract manufacturers. By striking a balance between owning production facility assets directly and contracting with third party growers, the company believes it is best able to maintain flexibility to react to demand changes unique to each geography while minimizing costs. The company seeks to collaborate with strategic seed growers and share its digital agronomy and product management knowledge with them. The company’s third-party growers are an important part of its supply chain. Corteva provides them with rigorous training, planning tools and access to a system that tests and advances products matched to specific geographic needs.

Part I
ITEM 1.  BUSINESS, continued

The seed segment's R&D and supply chain groups work seamlessly to select and maintain product characteristics that enhance the quality of its seed products and solutions. Corteva focuses on customer-driven innovation to deliver superior germplasm and trait technologies. With its large sets of digitized data and its seed field management solution, the company can manage its field operations efficiently and draw insights from data quickly and effectively. This allows the company’s supply chain to react quickly to changing customer needs and provides R&D with tremendous amounts of data to analyze and incorporate into resource allocation decisions. The company continues to invest in and build capabilities that drive value via data digitization and analytics that enable it to create an even more responsive and efficient answer to customer needs.

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The company offers crop protection solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The company is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Details on the crop protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:

2020 Net Sales by Geographic Region

Asia Pacific
North America
Latin America
EMEA

Part I
ITEM 1.  BUSINESS, continued

Products and Brands
The crop protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management	CLOSER™; DELEGATE™; INTREPID®; ISOCLAST™; LANNATE™; EXALT®; PEXALON™; TRANSFORM™; VYDATE™; OPTIMUM®; RADIANT™; SENTRICON™; ENTRUST® SC; GF-120™; and TRACER™
Disease Management	APROACH™ PRIMA; VESSARYA®; APROACH POWER™; TALENDO™; TALIUS®; EQUATION PRO®; EQUATION CONTACT®; ZORVEC™; DITHANE™; INATREQ™; CURZATE™; TANOS™, FONTELIS™; ACANTO®; and GALILEO®
Weed Control
ARIGO®; ARYLEX®; ENLIST™ weed control system; ENLIST ONE™; BROADWAY™; RINSKOR™; ZYPAR™; MUSTANG®; GALLANT™; VERDICT™; LANCET®; KERB®; PIXXARO®; QUELEX™; GALLERY®; CENT-7®; SNAPSHOT®; TRELLIS®; CITADEL™; CLIPPER™; GRANITE®; RAINBOW™; PINDAR® GT; VIPER®; WIDEATTACK®; BELKAR®; WIDEMATCH®; PERFECTMATCH®; CLINCHER™; DURANGO™; FENCER®; GARLON™; SONIC®; TEXARO®; KEYSTONE®; PACTO®; LIGATE®; DIMENSION®; TOPSHOT™; RICER™; LOYANT™; CLASSIC®; REALM® Q; TRIVENCE®; LONTREL®; GRAZON®; PANZER®; PRIMUS®; RESICORE®; SPIDER®; STARANE®; SURESTART®; and TORDON®

Nitrogen Management	INSTINCT™; N-LOCK™; N-SERVE® Nitrogen Stabilizer

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

Human Capital Management
Corteva aims to attract the best employees, to retain those employees through offering career development and training opportunities while also prioritizing their safety and wellness in an inclusive and productive work environment. The company’s strong employee base of approximately 21,000 employees, along with its commitment to Corteva’s core values, is a key element to the success of its business.

Part I
ITEM 1.  BUSINESS, continued

Workforce Composition. As of December 31, 2020, the company globally employs approximately 21,000 employees. In order to address regional specific customer needs within its global business, the company has a geographically diverse employee base with 50%, 16%, 16%, 14% and 4% located in North America, Latin America, Europe, Asia-Pacific and Africa regions, respectively.

Approximately 1% of the workforce is unionized in the United States and another 10% participate in work councils and collective bargaining arrangements outside the United States. In 2020, the company did not experience any work stoppages due to strike or lockouts.

Safety. Living safely is one of the company’s core values by which the company manages its business. The company has implemented safety programs and management practices to promote a culture of safety to protect its employees, as well as the environment. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees.

Diversity. The company has a robust inclusion, diversity, and equity (“ID&E”) vision and strategy, based upon the company’s belief that embracing diversity and inclusion benefits the company by creating a workforce with a greater variety of skills and perspectives as a result of their differentiated backgrounds and experiences. Specific ID&E initiatives are identified and tracked to create a culture of belonging where a diverse population of employees are attracted, retained, and engaged. Management is expected to support specific diversity initiatives for their respective geographies and business, as applicable, in order to build a more representative workforce. Critical to creating this environment are company-sponsored employee business resource groups (“BRGs”) that support and promote certain mutual objectives of both the employee and the company, including community engagement and the professional development of employees. The BRGs provide a space where employees can foster connections within a supportive environment. As of the 2020 year-end, the company had eight global BRGs, each lead by a member of the company’s executive leadership team: Disability Awareness Network; Global African Heritage Alliance; Growing Asian Impact Network; Latin Network; Pride (LGBTQ); Professional Learning Acceleration Network; Veteran’s Network; and Women’s Inclusion Network.

The company is focused on recruitment of diverse candidates and on internal talent development of its diverse leaders so that they can advance their careers and move into leadership positions within the company. The company monitors its diversity and inclusion efforts through periodic engagement surveys and other measures. The results of the company’s efforts, along with its ID&E strategy, are expected to be reviewed periodically with the company’s management, and through regular reviews of the company’s leadership pipelines with the People and Compensation Committee of the Board of Directors.

Experienced Management. The company believes its management team has the experience necessary to effectively execute its strategy and advance its product pipelines and technology. The company's chief executive officer and executive vice presidents have an average approximately 26 years of agriculture experience and are supported by an experienced and talented management team who is dedicated to maintaining and expanding its position as a global force in the agriculture industry.

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

Patents & Trademarks: Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2020, the company owned about 5,400 U.S. patents and about 10,500 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2020:

	Approximate U.S.	Approximate Other Countries
Within 5 years	600	1,100
6 to 10 years	1,300	3,500
11 to 16 years	2,200	5,600
16 to 20 years	1,300	300
Total	5,400	10,500

In addition to its owned patents, the company owns over 6,400 patent applications.

The company also owns or has licensed a substantial number of trade names, trademarks and trademark registrations in the United States and other countries, including approximately 12,500 registrations and pending trademark applications in a number of jurisdictions.

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

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 29, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 69, 75-77 and (3) Note 2 - Summary of Significant Accounting Policies, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

Regulatory Considerations
Our seed and crop protection products and operations are subject to certain approval procedures, manufacturing requirements and environmental protection laws and regulations in the jurisdictions in which we operate. We evaluate and test products throughout the research and development phases, and each new technology undergoes further rigorous scientific studies and tests to ensure that the product can be used effectively and that use of the technology is safe for humans and animals and does not cause undue harm to the environment.

The regulatory approval processes and procedures globally are increasingly more complex, which has resulted in additional tests, time investment and higher development and maintenance costs. We continue to invest on an ongoing basis to keep dossiers current, respond to regulators and meet regulatory standards required by global regulatory frameworks. Failure to comply with these regulations or future regulatory bans and restrictions on our products and their use may materially impact our financial performance.

Regulation of Genetically Modified Organisms (“GMOs”)
Genetically modified seed products are subject to regulatory approval processes and procedures. For example, in the United States, the Coordinated Framework for Regulation of Biotechnology governs genetically modified organisms, using existing U.S. legislation and legal authorities on food, feed and environmental safety. Plant GMOs are regulated by the U.S. Department of Agriculture’s (the “USDA”) Animal and Plant Health Inspection Service (the “APHIS”) under the Plant Protection Act. The APHIS assesses the trait to ensure that the trait will not pose a plant pest and is not a noxious weed. GMOs in food are regulated by the Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”). The FDA ensures that the food is safe for food and feed. Pesticides and microorganisms containing GMOs are regulated by the Environmental Protection Agency (the “EPA”) pursuant to the Federal Insecticide, Fungicide and Rodenticide Act (the “FIFRA”) and the Toxic Substances Control Act. The EPA assesses the trait or the stack containing the traits to ensure that there is no unreasonable adverse effect to the environment.

Other countries also have rigorous approval processes, procedures, and scientific testing requirements for the cultivation or import of genetically modified seed products. In the United States and other countries that have functioning regulatory systems, a rigorous scientific review is conducted by these agencies to demonstrate that genetically modified products are as safe as traditionally bred, non-biotech/GMO counterparts for food, feed and the environment. Various countries in EMEA; Latin America, and Asia have banned GMOs entirely.

Regulation of Crop Protection Products
Globally, manufacturers of crop protection products, including herbicides, fungicides and insecticides are required to submit an application/dossier and obtain government regulatory approval prior to selling products in a particular country. In the United States, the EPA is responsible for registering and overseeing the approval and marketing of pesticides, pursuant to the FIFRA, the FFDCA and the Food Quality Protection Act. Also, the USDA and the FDA monitor levels of pesticide residue that is allowed on or in crops. Already registered pesticides are required to be re-registered every 15 years to ensure that those products continue to meet the rigorous safety standards set by the regulators. The EPA reevaluates pesticide tolerances every 10 years, taking into account ecological and human health risks, in addition to cumulative risks as a result of multiple routes of and sources of exposure.

Our European operations are subject to the European chemical regulation REACH (“Registration, Evaluation, Authorisation, and Restriction of Chemicals”) and the CLP (“Classification, Labeling, and Packaging of Substances and Mixtures”). Other jurisdictions also have rigorous approval processes, procedures and scientific testing requirements for the approval of crop protection products. We continue to follow legislative and regulatory developments related to pollution and other environmental health and safety matters.

Available Information
The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on Corteva's website at http://www.corteva.com/ by clicking on the section labeled "Investors", then on "Financial Information." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the SEC. No portion of the company's website, or the materials contained on it, have been made part of this annual report on Form 10-K or incorporated herein by reference, unless such incorporation is specifically mentioned herein.

Part I
ITEM 1A.  RISK FACTORS

Risks Related to our Industry

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

The successful development and commercialization of Corteva’s pipeline products, including Enlist E3™ and Conkesta E3® soybeans, will be necessary for Corteva’s growth.

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

New product concepts may be abandoned for many reasons, including greater anticipated development costs, technical difficulties, lack of efficacy, regulatory obstacles or inability to market under regulatory frameworks, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of active ingredient development or discovery, breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the chemicals, genes and germplasm Corteva tests is selected for commercialization. Furthermore, the length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. For example, the commercial transition to the company’s Enlist E3™ and Conkesta E3® soybean technologies, which are packaged with its Enlist One® and Enlist Duo® herbicides, is expected to take the company several years to complete . In countries where biotech traits are not approved for widespread use, Corteva’s seed sales depend on the quality of its germplasm. While initial commercialization efforts have been promising, there are no guarantees that anticipated levels of product acceptability within Corteva's markets will be achieved or that higher quality products will not be developed by Corteva's competitors in the future.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

In many markets there are various pressures to reduce government subsidies to farmers, which may inhibit the growth in these markets of products used in agriculture. In addition, government programs that create incentives for farmers may be modified or discontinued. However, it is difficult to predict accurately whether, and if so when, such changes will occur. Corteva expects that the policies of governments and international organizations will continue to affect the planting choices made by growers as well as the income available to growers to purchase products used in agriculture and, accordingly, the operating results of the agriculture industry.

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

Reduction in ethanol demand driven by declines in crude oil and gasoline consumption could negatively impact demand for corn, which can negatively impact the company's business, financial condition and results of operations.

During 2020 global and U.S. crude oil price benchmarks suffered record declines in demand resulting from the COVID-19 pandemic stay-at-home orders and over-supply due to price disputes between Russia and Saudi Arabia. U.S. ethanol producers have shut down their facilities and declared “force majeure” on shipments for corn purchases due to depressed demand. Similar trends with respect to bio-fuels, like ethanol, are occurring globally. Approximately one-third of U.S. corn has been historically used in the production of ethanol for gasoline. However, U.S. ethanol supplies bottomed at approximately 53% of its pre-COVID-19 U.S. lockdown levels in April 2020 and have not yet rebounded to pre-COVID lockdown levels. This lost corn utilization to manufacture ethanol may add to ending corn inventory stock. Continued declines in the demand for corn, or over-supply, will negatively impact our business, financial condition, and results of operations.

Part I
ITEM 1A.  RISK FACTORS, continued

Corteva’s sales to its customers may be adversely affected should a company successfully establish an intermediary platform for the sale of Corteva’s products or otherwise position itself between Corteva and its customers.

Corteva services customers primarily through the Pioneer direct sales channel in key agricultural geographies, including the United States. In addition, Corteva supplements this approach with strong retail channels, including distributors, agricultural cooperatives and dealers, and with digital solutions that assist farmer decision-making with a view to optimize their product selection and maximize their yield and profitability. While Corteva expects the indirect channels and its digital platform will extend its reach and increase exposure of its products to other potential customers, including smaller farmers or farmers in less concentrated areas, there can be no assurance that Corteva will be successful in this regard. If a competitor were to successfully establish an intermediary platform for distribution of Corteva’s products, especially with respect to Corteva’s digital platform, it may disrupt Corteva’s distribution model and inhibit Corteva’s ability to provide a complete go-to-market strategy covering the direct, dealer and retail channels. In such a circumstance, Corteva’s sales may be adversely affected.

Risks Related to Our Operations

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Corteva actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, Corteva may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could also have a material adverse effect on Corteva’s business, financial condition, results of operations and reputation. Additionally, any losses from such an event may be excluded from, or in excess of the coverages provided by Corteva's insurance policies.

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

Corteva may be unable to achieve all the benefits that it expects to achieve from future restructuring and other cost savings initiatives, which may adversely affect Corteva’s results and negatively affect the value of Corteva common stock.

Restructurings, cost savings programs, synergy expectations and other similar initiatives can be complex, costly and time-consuming processes. Management may face significant challenges in implementing or realizing the expected benefits from these programs, many of which may be beyond the control of management, including, without limitation:

•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•the possibility of faulty assumptions underlying expectations regarding the integration or separation process, including with respect to the intended tax efficient transactions;

•unanticipated issues in integrating, replicating or separating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•addressing differences in business culture and retaining key personnel;

•unanticipated changes in applicable laws and regulations;

•managing tax costs or inefficiencies associated with integrating the operations of Corteva and the intended tax efficient separation transactions;

Part I
ITEM 1A.  RISK FACTORS, continued

•coordinating geographically separate organizations;

•failing to successfully optimize Corteva’s facilities footprint and operational programs; and

•failing to otherwise integrate EID’s or DAS’s respective agriculture businesses, including their technology platforms.

Some of these factors are outside of Corteva’s control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact Corteva’s business, financial condition and results of operations.

If the anticipated benefits and cost savings from restructurings, cost saving initiatives or transactions are not realized fully or take longer to realize than expected, the value of Corteva’s common stock, revenues, levels of expenses and results of operations may be affected adversely. There can be no assurance that Corteva will be able to sustain any or all the cost savings generated from its restructurings or cost savings initiatives.

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

Part I
ITEM 1A.  RISK FACTORS, continued

Through Corteva's ownership of EID, Corteva maintains EID defined benefit pension and other post-employment benefit plans. For some of these plans, including EID’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EID’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. In 2021, Corteva expects to contribute approximately $47 million to its pension plans other than the principal U.S. pension plan, and about $217 million for its other post-employment benefit ("OPEB") plans. Additionally, Corteva may make potential discretionary contributions to the principal U.S. pension plan in 2021. Corteva, furthermore, may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

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

Corteva expects to continue to incur environmental operating costs since it will operate global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. These rules are subject to change by the implementing governmental agency, which Corteva monitors closely. Corteva’s policy requires that its operations fully meet or exceed legal and regulatory requirements. In addition, Corteva expects to continue certain voluntary programs, and could consider additional voluntary actions, to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and Corteva expects these costs will continue to be significant for the foreseeable future. Over the long term, such expenditures are subject to considerable uncertainty and could fluctuate significantly.

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

Corteva faces risks arising from various unasserted and asserted litigation matters arising out of the normal course of its current and former business operations, including intellectual property, commercial, product liability, environmental and antitrust lawsuits. Corteva has noted a trend in public and private suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public and the environment, including waterways and watersheds. Claims alleging harm to the public and the environment may be brought against Corteva, notwithstanding years of scientific evidence and regulatory determinations supporting the safety of crop protection products. The litigation involving Monsanto’s Roundup® non-selective glyphosate containing weedkiller products has resulted in negative publicity and sentiment and may lead to similar suits with respect to glyphosate-containing products and/or other established crop protection products. Claims and allegations that Corteva’s products or products that Corteva manufactures or markets on behalf of third parties are not safe could result in litigation, damage to Corteva’s reputation and have a material adverse effect on Corteva’s business. It is not possible to predict the outcome of these various proceedings and any potential impact on Corteva. An adverse outcome in any one or more of these matters may result in losses not fully covered by Corteva's insurance policies, and could be material to Corteva's financial results. Various factors or developments can lead to changes in current estimates of liabilities. Such factors and developments may include, but are not limited to, additional data, safety or risk assessments, as well as a final adverse judgment, significant

Part I
ITEM 1A.  RISK FACTORS, continued

settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on Corteva.

The company, pursuant to the respective Separation Agreements, is entitled to cost sharing and indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2020, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $98 million within accounts and notes receivable - net and $308 million within other assets in the company’s Consolidated Balance Sheet. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

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

Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign-currency exchange rates; exchange control regulations; corruption risks; competitive restrictions; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. In addition, Corteva’s international operations are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, local epidemics or pandemics, significant levels of crime and organized crime, or developing legal systems.  This may increase the risk to the company's employees, subcontractors or other parties, and to other liabilities, such as property loss or damage to the company's products, and may affect Corteva's ability to safely operate in, or import into, or receive raw materials from these countries.

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

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2020 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Brazilian Real, Swiss franc, European Euro ("EUR"), and Canadian dollar. Market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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
•Increased market volatility may bring unprecedented market conditions making it difficult for the company to adequately forecast customer demand or price its products.

Therefore, the impact of the recent COVID-19 outbreak and the unprecedented economic conditions resulting from it will have on the company's consolidated results of operations is uncertain, but could still negatively impact the company's business operations, financial performance and results of operations in the future.

Corteva’s business or stock price could be negatively affected as a result of actions of activist stockholders.

Corteva's board of directors and management value constructive input from our stockholders and are committed to acting in the best interests of all our stockholders. However, Corteva may be subject to actions or proposals from stockholders or others that may not align with its business strategies or the interests of our other stockholders.

The company recently received a notice from Starboard Value and Opportunity Master Fund Ltd. (“Starboard”) of its intention to nominate eight director candidates for election to the company’s board of directors at the company’s 2021 Annual Meeting of Stockholders. Starboard has also made public statements calling for changes to our management. Responding to these actions by Starboard and potential actions by other activist stockholders could be costly and time-consuming, disrupt the company's operations and divert the attention of its board of directors, management and our employees. A contested election with respect to the company's directors could also require the company to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. In addition, perceived uncertainties as to Corteva's future direction, strategy or leadership created

Part I
ITEM 1A.  RISK FACTORS, continued

as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners. The perceived uncertainties as to the company’s future direction, strategy or leadership, also could cause our stock price to experience periods of volatility.

Risks Related to Our Intellectual Property

Enforcing Corteva’s intellectual property rights, or defending against intellectual property claims asserted by others, could materially affect Corteva’s business, results of operations and financial condition.

Intellectual property rights, including patents, plant variety protection, trade secrets, confidential information, trademarks, trade names and other forms of trade dress, are important to Corteva’s business. Corteva endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, Corteva may be unable to obtain protection for its intellectual property in key jurisdictions. Further, changes in government policies and regulations, including changes made in reaction to pressure from non-governmental organizations, or the public generally, could impact the extent of intellectual property protection afforded by such jurisdictions.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Corteva continues to, among other things, focus its financial and operational resources on its specific business, growth profile and strategic priorities, guide its processes and infrastructure to focus on its core strengths, maintain a capital structure designed to meet its specific needs and more effectively respond to agricultural industry dynamics, all of which are benefits the company expected to achieve from its Separation. However, the company may be unable to fully achieve some or all of these benefits.

For example, in order to position itself for the Separation and Distribution, the company undertook a series of strategic, structural and process realignment and restructuring actions within its operations. These actions may not provide the benefits the company expected, and could lead to disruption of operations, loss of, or inability to recruit, key personnel needed to operate and grow its businesses following the Separation, weakening of its internal standards, controls or procedures and impairment of its key customer and supplier relationships. If the company fails to achieve some or all of the benefits that it expected to achieve as an independent company, or does not achieve them in the time expected, its business, financial condition and results of operations could be materially and adversely affected.

Further, the company’s business traditionally was operated under the umbrella of DowDuPont’s corporate organization, with portions of its businesses being integrated with the businesses of Historical DuPont and Historical Dow. This integration has

Part I
ITEM 1A.  RISK FACTORS, continued

historically permitted its business (or portions thereof) to enjoy economies of scope and scale in costs, employees, vendor relationships and customer relationships, both as part of the DowDuPont organization and within the Historical DuPont and Historical Dow internal corporate structures. The loss of these benefits could have a material adverse effect on the company’s business, results of operations and financial condition.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

DowDuPont received an IRS Tax Ruling and tax opinion that, among other things, the Corteva Distribution and certain related transactions will qualify as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code (the "Code). The IRS Ruling and tax opinion relied on certain facts, assumptions, and undertakings, and certain representations from DowDuPont and Corteva, regarding the past and future conduct of both respective businesses and other matters. Despite the tax opinion and the IRS Ruling, the IRS could determine on audit that the Distribution or certain related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the tax opinion.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

The company’s ability to engage in certain transactions is limited or restricted to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distributions by DowDuPont, and certain aspects of the Internal Reorganization and Business Realignment. As a result of these limitations, under the Tax Matters Agreement that the company entered into with DuPont and Dow, for the two-year period following the Distribution, the company is prohibited, except in certain circumstances, from, among other things:

•entering into any transaction resulting in acquisitions of a certain percentage of its assets, whether by merger or otherwise;
•dissolving, merging, consolidating or liquidating;
•undertaking or permitting any transaction relating to Corteva stock, including issuances, redemptions or repurchases other than certain, limited, permitted issuances and repurchases;
•affecting the relative voting rights of Corteva stock, whether by amending Corteva’s certificate of incorporation or otherwise; or
•ceasing to actively conduct its business.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Corteva’s unaudited pro forma combined financial information is not necessarily representative of the results the company would have achieved as an independent, publicly traded company and may not be a reliable indicator of its future results.

The unaudited pro forma financial information of Corteva included herein (refer to supplemental unaudited pro forma financial statements on page 51) may not reflect what Corteva’s financial condition, results of operations and cash flows would have been had the company been an independent, publicly traded company comprised solely of DowDuPont’s agriculture business during the periods presented. This is primarily because:

•The historical financial information of Corteva does not reflect the changes that the company experienced in connection with the Separation, including the Distribution.

•Prior to the Separation, Corteva’s business was operated under the corporate umbrella of DowDuPont. As part of the DowDuPont corporate organization, Corteva’s business was principally operated by Historical DuPont, with certain portions of its business being operated by Historical Dow as part of its internal corporate organization, rather than being operated as part of a consolidated agriculture business.

•The historical financial information of Corteva reflects only corporate expenses of Historical DuPont and allocated corporate expenses from Historical Dow, and thus is not necessarily representative of the costs the company incurred for similar services as an independent company following the Separation.

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

Part I

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The company operates out of its headquarters in Wilmington, Delaware. It also maintains one global business center in Johnston, Iowa, for its seed business and another in Indianapolis, Indiana, for its crop protection business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 97 manufacturing sites in the following geographic regions:

	Number of Sites
	Crop	Seed	Total
North America[1]	6	43	49
EMEA[2]	4	16	20
Latin America	7	11	18
Asia Pacific	5	5	10
Total	22	75	97
1.     North America consists of U.S. & Canada.
2.    Europe, Middle East, and Africa ("EMEA").
The company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the company's current needs and expected near-term growth. In 2019, the company announced an expansion to increase its Spinosyns fermentation capacity (refer to page 63 for further discussion). Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

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

Federal Trade Commission Investigation
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl and rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has cooperated with the FTC’s subpoena, and continues to believe the likelihood of material liability is remote.

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses

As discussed below and in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EID, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims has proceeded (the “Pending Arbitration”). On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further discussion.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Part I
ITEM 3.  LEGAL PROCEEDINGS

Related to Corteva’s current businesses

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EID's La Porte, Texas, facility. The release occurred at the site’s crop protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board (“CSB”) issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva responded to the CSB on September 30, 2019 outlining the actions it has taken to date to address the recommendations for the site and providing its plan to address the CSB’s remaining recommendations. After the conclusion of the CSB investigation, criminal U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") investigations related to the incident continued. On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. Corteva cooperated fully with the government’s investigation and will vigorously defend against these charges.

Related to legacy EID businesses unrelated to Corteva’s current businesses

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, EID began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's wastewater treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions continue. Under the Separation Agreement, Corteva and DuPont will share any future liabilities proportionally on the basis of 29% and 71%, respectively.

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

Natural Resource Damage Cases
Since May 2017, several municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours, 3M, and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol: CTVA). The number of record holders of common stock was approximately 77,000 at January 31, 2021.

In June 2019, the company began declaring quarterly dividends. During 2019, the company paid two quarterly dividends on its common stock of $0.13 per share each. During 2020, the company paid four quarterly dividends on its common stock of $0.13 per share each.

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table provides information with respect to the company's purchase of its common stock during the three months ended December 31, 2020:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs[1] (Dollars in millions)
October 2020	2,862,214	$31.92	2,862,214	$801
November 2020	555,355	37.54	555,355	780
December 2020	2,061,079	38.81	2,061,079	700
Fourth quarter 2020	5,478,648	$35.08	5,478,648	$700
1 On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company repurchased $300 million under its share buyback plan since the Corteva Distribution and expects to repurchase the remaining $700 million in 2021. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders following the completion of the Separation and beginning as of the closing price of its first NYSE listing date, June 3, 2019. The Chart compares the cumulative total return of Corteva’ s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	6/3/2019	12/31/2019	12/31/2020
Corteva	$100	$120	$161
S&P 500 Index	100	119	141
S&P 500 Chemicals Index	100	112	129

The chart depicts a hypothetical $100 investment in each of the Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on June 3, 2019 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2020.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

	Successor				Predecessor
(Dollars in millions, except per share)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Summary of operations
Net sales	$14,217	$13,846	$14,287	$3,790	$6,894	$8,133
Income (loss) from continuing operations before income taxes	$675	$(316)	$(6,806)	$(461)	$(37)	$(527)
Net income (loss) attributable to Corteva	$681	$(959)	$(5,065)	$1,182	$1,734	$2,513
Basic earnings (loss) per share of common stock from continuing operations	$0.98	$(0.38)	$(9.08)	$2.34	$0.40	$(0.29)
Diluted earnings (loss) per share of common stock from continuing operations	$0.98	$(0.38)	$(9.08)	$2.34	$0.40	$(0.29)
Financial position at year-end
Working capital[1]	$6,220	$5,281	$3,740	$4,468		$2,916
Total assets[2,3]	$42,649	$42,397	$108,683	$120,366		$40,041
Borrowings and finance lease obligations
Short-term borrowings and finance lease obligations	$3	$7	$2,154	$2,752		$425
Long-term debt	$1,102	$115	$5,784	$10,299		$8,059
Total equity	$25,063	$24,555	$75,153	$79,593		$10,196
General
Dividends per common share	$0.52	$0.26			$1.14	$1.52
1.Working capital represents current assets less current liabilities and excludes the assets and liabilities related to discontinued operations. Refer to Note 1 Background and Basis of Presentation and Note 5 - Divestitures and Other Transactions, of the Consolidated Financial Statements for further information.
2.The company adopted ASC 842 in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. The company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented.
3.Periods prior to December 31, 2019 includes total assets of discontinued operations. See Note 5 - Divestitures and Other Transactions, of the Consolidated Financial Statements for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” "outlook," or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s strategy for growth, product development, regulatory approval, market position, liquidity, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, as well as expected benefits from, the separation of Corteva from DowDuPont, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (ii) failure to successfully develop and commercialize Corteva’s pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) effect of competition and consolidation in Corteva’s industry; (vi) effect of competition from manufacturers of generic products; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of climate change and unpredictable seasonal and weather factors; (ix) risks related to oil and commodity markets; (x) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xi) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiii) effect of volatility in Corteva’s input costs; (xiv) failure to realize the anticipated benefits of the internal reorganizations taken by DowDuPont in connection with the spin-off of Corteva and other cost savings initiatives; (xv) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xvi) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xvii) increases in pension and other post-employment benefit plan funding obligations; (xviii) risks related to the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xix) effect of compliance with laws and requirements and adverse judgments on litigation; (xx) risks related to Corteva’s global operations; (xxi) failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions; failure to enforce; (xxii) risks related to COVID-19; (xxiii) risks related to activist stockholders; (xxiv) Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (xxv) effect of counterfeit products; (xxvi) Corteva’s dependence on intellectual property cross-license agreements; and (xxvii) other risks related to the Separation from DowDuPont.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
Refer to pages 3 - 5 for a discussion of the DowDuPont Merger of Equals, the Internal Reorganizations, and the Business Separations.

Basis of Presentation
Dow AgroSciences ("DAS") Common Control Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the "Merger Effectiveness Time," or August 31, 2017 at 11:59 pm ET). As a result, the accompanying Consolidated Financial Statements and Notes thereto include the results of DAS as of the Merger Effectiveness Time. See Note 1 - Background and Basis of Presentation and Note 4 - Common Control Business Combination, to the Consolidated Financial Statements for additional information.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income (loss), stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for 2019 and all prior periods. Amounts related to EID ECP are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income (loss), stockholder's equity and cash flows related to the EID Specialty Products Entities have not been segregated and are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for 2019 and all prior periods. Amounts related to the EID Special Products Entities are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information.

Items Affecting Comparability of Financial Results
In addition to the Analysis of Operations discussion based on the GAAP as reported results, the following includes a supplemental Analysis of Operations discussion reflecting unaudited pro forma financial information, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.  This unaudited pro forma financial information, for the years ended December 31, 2019 and 2018 assumes the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. For additional information, see the Supplemental Unaudited Pro Forma Combined Financial Information in this section.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
The following is a summary of results from continuing operations for the year ended December 31, 2020:

•The company reported net sales of $14,217 million, an increase of 3 percent versus the year ended December 31, 2019, reflecting a 5 percent increase in volume and a 3 percent increase in local price, partially offset by a 5 percent decline in currency. Volume and price gains were driven by continued penetration of new products.

•Cost of goods sold ("COGS") totaled $8,507 million, down from $8,575 million for the year ended December 31, 2019, primarily driven by currency benefits, $272 million of amortization of inventory step-up included in the year ended December 31, 2019 and ongoing cost and productivity actions, partially offset by increased volumes and higher input costs.

•Restructuring and asset related charges - net were $335 million, an increase from $222 million for the year ended December 31, 2019. The year ended December 31, 2020 included $159 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•There were no integration and separation costs in the year ended December 31, 2020, as compared to $744 million for the year ended December 31, 2019.

•The benefit from income taxes on continuing operations for the twelve months ended December 31, 2020 includes a $(182) million tax benefit associated with the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") and a tax benefit of $(51) million related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of the 2017 Tax Cuts and Jobs Act 's (“The Act”) foreign tax provisions.

•Income from continuing operations after income taxes was $756 million, as compared to a loss of $(270) million for the year ended December 31, 2019.

•Operating EBITDA was $2,087 million, up from $1,987 million for the year ended December 31, 2019, driven by volume and price gains in both seed and crop protection, as well as ongoing execution on cost and productivity actions. The company realized cost and productivity savings of approximately $230 million for the year ended December 31, 2020, which were mostly offset by higher input costs and investments to fund growth and advance the pipeline. Currency net of pricing was a $180 million headwind, inclusive of $150 million in pricing actions. Refer to page 59 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the year ended December 31, 2020:

•The company returned more than $660 million to shareholders during the year ended December 31, 2020 under its previously announced share repurchase program and through common stock dividends.

•On February 1, 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Corteva expects to record total pre-tax restructuring and asset-related charges of approximately $130 million to $170 million, comprised of approximately $40 million to $50 million of severance and related benefit costs, $40 million to $60 million of asset related charges, $10 million to $15 million of asset retirement obligations and $40 million to $45 million of costs related to contract terminations. Future cash payments related to this charge are anticipated to be approximately $90 million to $110 million, primarily related to the payment of severance and related benefits, asset retirement obligations, and costs related to contract terminations. The restructuring actions associated with this charge are expected to be substantially complete in 2021.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Priorities
The company believes the following priorities will enable it to create significant value for its customers while delivering strong financial returns to its shareholders:

•Deliver organic sales growth by continuing to leverage its industry-leading innovation pipeline to introduce new proprietary seed traits and crop protection formulations that anticipate and meet evolving customer needs and utilizing its comprehensive multi-channel, multi-brand strategy to align its brands and capabilities across different sales channels.

•Drive actions to expand margins in the company's reportable segments by integrating its operations and continuing to drive operating efficiencies, enabling a streamlined, efficient and focused organization while working to achieve a best-in-class cost structure and creating a strong culture based on productivity.

•Accelerate the return of cash to shareholders by executing on its authorized share repurchase programs as the company repurchased $300 million under its share buyback plan since the Corteva Distribution and expects to repurchase the remaining $700 million in 2021. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

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

Overwhelmingly, countries and U.S. states have considered agriculture an “essential business”; therefore, Corteva is not subject to many of the restrictions imposed by the government, particularly on non-essential businesses, which, in certain cases, includes ordering businesses to close or limit operations or people to stay at home. While the company's business has experienced some localized operating disruptions, particularly around sourcing and logistics, these disruptions have been temporary and have not materially impacted the company's financial results. Additionally, the company has implemented mitigating strategies to limit the impact of supply chain disruptions, including leveraging the company’s ability to use a multi-sourcing strategy and source key raw materials from multiple suppliers and countries. Furthermore, the company implemented remote work arrangements for non-essential employees and restricted business travel effective mid-March 2020, and to date, these arrangements have not materially affected the company's ability to maintain its business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. During the year ended December 31, 2020, the company observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerated across the globe, which had impacted the price of corn. When COVID-19 is demonstrably contained, the company anticipates a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the company's business, including the effects on its customers, employees, and prospects, or on its financial results for 2021 and beyond. With the increasing uncertainty in global markets, the company will continue to monitor various factors that could impact mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. During the year ended December 31, 2020, the company recorded net pre-tax restructuring charges of $176 million, comprised of $113 million of asset related charges, and $63 million of severance and related benefit costs. The Company does not anticipate any additional material charges from the Execute to Win Program as actions associated with this charge are substantially complete.

Future cash payments related to this charge are anticipated to be approximately $77 million, primarily related to the payment of severance and related benefits and asset retirement obligations. The company expects $130 million of savings to be achieved on a run rate basis by 2023. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company repurchased $300 million under its share buyback plan since the Corteva Distribution and expects to repurchase the remaining $700 million in 2021. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the year ended December 31, 2020, the company purchased and retired 8,503,000 shares for a total cost of $275 million. During the year ended December 31, 2019, the company purchased and retired 824,000 shares in the open market for a total cost of $25 million.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Impact From Previously Enacted Tariffs
In 2018, certain countries where the company’s products are manufactured, distributed or sold previously enacted tariffs on certain products. The tariffs contributed to an expected shift to soybeans from corn in Latin America and pressured North American farmer margins. These expectations were reflected in the revised long-term cash flow projections for the company's agriculture reporting unit in 2018, as discussed in Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements. In January 2020 the United States and China signed "phase one" of a trade agreement ("China Trade Agreement") and the United States ("U.S."), Mexico and Canada ratified the United States-Mexico-Canada Agreement ("USMCA"). On July 2, 2020, the USMCA went into effect. The China Trade Agreement commits China to purchase at least $40 billion worth of U.S. farm goods annually and for China to reduce non-tariff barriers to agriculture products such as poultry and feed additives, as well as approval of biotechnology products. Additionally, the China Trade Agreement includes stronger intellectual property protections and the elimination of any pressure for foreign companies to transfer technology to Chinese firms as a condition of market access. While the USMCA will replace the North America Free Trade Agreement, it is not a one-for-one replacement. It is designed to modernize trade rules in North America, ensure open markets, protect innovations for a majority of U.S. goods, and enhance sanitary/phytosanitary standards. The company expects the impacts of these agreements to overall be positive for demand for U.S. agriculture products.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moved to a territorial system. As of December 31, 2018, the company had completed its accounting for the tax effects of The Act. As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The company recorded a cumulative benefit of $(2,847) million (which includes a $(34) million benefit for the year ended December 31, 2018) to provision for (benefit from) income taxes on continuing operations in the company's Consolidated Statement of Operations with respect to the remeasurement of the company's deferred tax balances. Additionally, the company recorded a cumulative charge of $928 million (which includes a $182 million charge for the year ended December 31, 2018) to provision for (benefit from) income taxes on continuing operations with respect to the one-time transition tax. For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred. Additional details related to The Act can be found in Note 10 - Income Taxes, to the Consolidated Financial Statements.

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures in preparation for the Business Separations. From inception-to-date, the company recorded total net pre-tax restructuring charges of $70 million, comprised of $61 million of severance and related benefit costs and $9 million of asset-related charges. The actions related to this program were complete in 2019. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded net pre-tax restructuring charges of $845 million from inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $317 million, contract termination costs of $193 million, and asset-related charges of $335 million. Actions associated with the Synergy Program, including employee separations, are substantially complete.

The company anticipates including cumulative savings associated with these actions within its cost synergy commitment of $1.2 billion through 2021. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Sales

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Net Sales	$14,217	$13,846	$14,287

2020 versus 2019
Net sales were $14,217 million for the year ended December 31, 2020, compared to $13,846 million for the year ended December 31, 2019. Volume increased 5 percent versus the year-ago period, primarily driven by sales of new and differentiated products globally and across both segments. Local price grew 3 percent on a full-year basis, with higher prices in all regions, led by Latin America partly to offset currency. Currency represented a headwind of 5 percent, led by the impact of the Brazilian Real.

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

	For the Year Ended December 31,
(In millions)	2020		2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$14,217	100%	$13,846	100%	$14,287	100%
North America	7,168	50%	6,929	50%	7,412	52%
EMEA	2,842	20%	2,740	20%	2,765	19%
Latin America	2,805	20%	2,889	21%	2,817	20%
Asia Pacific	1,402	10%	1,288	9%	1,293	9%

	Year Ended December 31, 2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$239	3%	1%	3%	(1)%	—%
EMEA	102	4%	2%	6%	(4)%	—%
Latin America	(84)	(3)%	7%	10%	(20)%	—%
Asia Pacific	114	9%	2%	11%	(3)%	(1)%
Total	$371	3%	3%	5%	(5)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	Year Ended December 31, 2019 vs. 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(483)	(7)%	(2)%	(4)%	(1)%	—%
EMEA	(25)	(1)%	2%	5%	(8)%	—%
Latin America	72	3%	4%	4%	(5)%	—%
Asia Pacific	(5)	—%	2%	1%	(3)%	—%
Total	$(441)	(3)%	—%	—%	(3)%	—%

COGS

	For the Year Ended December 31,
(In millions)	2020	2019	2018
COGS	$8,507	$8,575	$9,948

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma COGS	$8,386	$8,449

2020 versus 2019
COGS was $8,507 million (60 percent of net sales) for the year ended December 31, 2020 compared to $8,575 million (62 percent of net sales) for the year ended December 31, 2019. The decrease was primarily driven by currency benefits, lack of inventory step-up in 2020 as compared to $272 million recognized in 2019, and ongoing cost and productivity actions. The decrease was partially offset by increased volumes, higher input costs in both seed and crop protection and higher royalties in seed. Amortization of inventory step-up was 2 percent of net sales for the year ended December 31, 2019.

COGS was $8,507 million (60 percent of net sales) on an as reported basis for the year ended December 31, 2020 compared to $8,386 million (61 percent of net sales) on a pro forma basis for the year ended December 31, 2019. The increase was driven by increased volumes, higher input costs in both seed and crop protection and higher royalties in seed, partially offset by the above noted currency benefits and ongoing cost and productivity actions.

2019 versus 2018
COGS was $8,575 million (62 percent of net sales) for the year ended December 31, 2019 compared to $9,948 million (70 percent of net sales) for the year ended December 31, 2018. The decrease was primarily driven by lower amortization of remaining inventory step up compared to the prior year ($272 million in 2019 compared to $1,554 million in 2018). The amortization of inventory step-up was 2 percent and 11 percent of net sales for the year ended December 31, 2019 and 2018, respectively. The remaining COGS decrease was primarily driven by lower volumes as a result of weather-related planting delays in North America, cost synergies and a currency benefit, partially offset by higher input costs for both seed and crop protection.

On a pro forma basis, COGS was $8,386 million (61 percent of net sales) for the year ended December 31, 2019 and $8,449 million (59 percent of net sales) for the year ended December 31, 2018. The decrease was primarily driven by lower volumes as a result of weather-related planting delays in North America, cost synergies and a currency benefit, partially offset by higher input costs for both seed and crop protection. The increase was due to higher input costs for both seed and crop protection, partially offset by cost synergies.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Research and Development Expense ("R&D")

	For the Year Ended December 31,
(In millions)	2020	2019	2018
R&D	$1,142	$1,147	$1,355

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma R&D	$1,147	$1,352

2020 versus 2019
R&D expense was $1,142 million (8 percent of net sales) for the year ended December 31, 2020 and $1,147 million (8 percent of net sales) for the year ended December 31, 2019. The decrease was primarily driven by currency benefits and ongoing cost and productivity actions, partially offset by increased investments to support new products in crop protection.

2019 versus 2018
R&D expense was $1,147 million (8 percent of net sales) for the year ended December 31, 2019 and $1,355 million (9 percent of net sales) for the year ended December 31, 2018. The decrease was primarily driven by cost synergies and additional actions taken to curtail spending.

Pro forma R&D expense was $1,147 million (8 percent of net sales) for the year ended December 31, 2019 and $1,352 million (9 percent of net sales) for the year ended December 31, 2018. The decrease was primarily driven by the factors described above.

Selling, General and Administrative Expenses ("SG&A")

	For the Year Ended December 31,
(In millions)	2020	2019	2018
SG&A	$3,043	$3,065	$3,041

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma SG&A	$3,068	$3,042

2020 versus 2019
SG&A was $3,043 million (21 percent of net sales) for the year ended December 31, 2020 and $3,065 million (22 percent of net sales) for the year ended December 31, 2019. The decrease was primarily driven by currency benefits and ongoing cost and productivity actions taken to curtail spending, partially offset by higher commissions and selling expenses due to higher volumes, higher enterprise resource planning ("ERP") costs and higher product launch costs.

2019 versus 2018
SG&A was $3,065 million (22 percent of net sales) for the year ended December 31, 2019 and $3,041 million (21 percent of net sales) for the year ended December 31, 2018. The increase was primarily driven by an increase in performance-based compensation, an increase in sales commission rate increases and route to market changes in select markets, and settlement of a legal matter, partially offset by cost synergies.

Pro forma SG&A expense for the year ended December 31, 2019 was $3,068 million (22 percent of net sales) compared to $3,042 million (21 percent of net sales) for the year ended December 31, 2018. The increase was primarily driven by the factors described above.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Amortization of Intangibles

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Amortization of Intangibles	$682	$475	$391

2020 versus 2019
Intangible asset amortization was $682 million for the year ended December 31, 2020 and $475 million for the year ended December 31, 2019. The increase was primarily driven by the full year impact of germplasm assets, which changed from an indefinite lived intangible asset to a definite lived with a useful life of 25 years in the fourth quarter of 2019. The remaining increase in amortization expense is primarily due to amortization of the trade name asset that was changed from an indefinite lived intangible asset to definite lived in the fourth quarter of 2020. Beginning in 2021, the company expects annual amortization expense to increase by approximately $55 million, as a result of the change in useful life for trade name asset. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information for above items.

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

Restructuring and Asset Related Charges - Net

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Restructuring and Asset Related Charges - Net	$335	$222	$694

2020 versus 2019
Restructuring and asset related charges - net were $335 million for the year ended December 31, 2020 and $222 million for the year ended December 31, 2019. The activity for the year ended December 31, 2020 was comprised of $176 million net charge related to the Execute to Win Productivity Program and $159 million of restructuring and asset related charges - net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $176 million net charge associated with the Execute to Win Productivity Program was comprised of $113 million of asset related charges and $63 million of severance and related benefit costs.

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

Integration and Separation Costs

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Integration and Separation Costs	$—	$744	$992

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma Integration and Separation Costs[1]	$632	$571
1.Beginning in the second quarter of 2019, this includes both integration and separation costs.

Integration and separation costs were $744 million and $992 million for the years ended December 31, 2019 and 2018, respectively. These costs primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS. Pro forma integration and separation costs were $632 million and $571 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily driven by an increase in financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Goodwill Impairment Charge

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Goodwill Impairment Charge	$—	$—	$4,503

The company recorded a non-cash goodwill impairment charge of $4,503 million for the year ended December 31, 2018 related to a goodwill impairment test for its agriculture reporting unit. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Other Income - Net

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Other Income - Net	$212	$215	$249

2020 versus 2019
Other income - net was income of $212 million for the year ended December 31, 2020 and income of $215 million for the year ended December 31, 2019. The increase in non-operating pension and other employment benefit credits was offset by higher net exchange loss as well as net losses on sales of businesses and other assets for the year ended December 31, 2020, compared to net gains in 2019 and a change in miscellaneous income. Other income - net for the year ended December 31, 2020 includes a $(53) million loss on the expected sale of the La Porte site (see below for gains and losses on divestitures for the year ended December 31, 2019). See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

2019 versus 2018
Other income - net was income of $215 million for the year ended December 31, 2019 and income of $249 million for the year ended December 31, 2018. The decrease was primarily due to a reduction in non-operating pension and other post employment credits and interest income, partially offset by a change in miscellaneous income and lower net exchange losses. Additionally, other income - net for the year ended December 31, 2019 included gains on divestitures in the crop protection segment of approximately $70 million partially offset by a loss on a divestiture in the seed segment of $(24) million.
The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the Consolidated Statement of Operations. See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Loss on Early Extinguishment of Debt

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Loss on Early Extinguishment of Debt	$—	$13	$81

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma Loss on Early Extinguishment of Debt	$13	$—

The company recorded a loss from early extinguishment of debt $13 million and $81 million for the years ended December 31, 2019 and 2018, respectively. The loss for 2019 related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the Special Mandatory Redemption ("SMR") Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt. The loss for 2018 was primarily related to the difference between the redemption price and the aggregate amount of the Tender Notes purchased in the Tender Offer, mostly offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt. Additional information regarding the company’s Tender Offer can be found on page 63 of this report and Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Interest Expense

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Interest Expense	$45	$136	$337

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma Interest Expense	$91	$76

2020 versus 2019
Interest expense was $45 million and $136 million for the years ended December 31, 2020 and 2019, respectively. The change was primarily driven by lower average debt balances as a result of the redemption/repayment transactions in the second quarter of 2019 related to paying off or retiring portions of EID’s existing debt liabilities (refer to Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements) and lower average interest rates.

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

(Benefit From) Provision for Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Benefit from Income Taxes on Continuing Operations	$(81)	$(46)	$(31)
Effective Tax Rate	(12.0)%	14.6%	0.5%

	For the Year Ended December 31,
(In millions)	2019	2018
Pro Forma Provision for Income Taxes on Continuing Operations	$1	$395
Pro Forma Effective Tax Rate	3.7%	(8.7)%

2020
For the year ended December 31, 2020, the company’s effective tax rate of (12.0) percent on pre-tax income from continuing operations of $675 million was favorably impacted by a $(182) million tax benefit associated with the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), a $(51) million tax benefit related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of The Act's foreign tax provisions, a $(14) million tax benefit related to a return to accrual adjustment to reflect a change in estimate on the impact of a tax law enactment in a foreign jurisdiction, as well as an additional $(14) million of net tax benefits associated with changes in accruals for certain prior year tax positions in various other jurisdictions. These benefits were partially offset by the impacts of unfavorable geographic mix of earnings, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, and a $19 million tax charge associated with a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset.

2019
For the year ended December 31, 2019, the company’s effective tax rate of 14.6 percent on pre-tax loss from continuing operations of $(316) million was unfavorably impacted by a tax charge of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $35 million related to application of The Act’s foreign tax

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

provisions. Other net unfavorable effective tax rate impacts included those related to the Argentine peso devaluation, integration and separation costs, non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by a tax benefit of $(102) million related to an internal legal entity restructuring associated with the Business Separations, tax benefits of $(38) million associated with the enactment of the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), a $(34) million tax benefit associated with the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Switzerland, as well as $(19) million of tax benefits associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations.

For the year ended December 31, 2019, the company’s effective tax rate was 3.7 percent on pro forma pre-tax income from continuing operations of $27 million. The pro forma pre-tax income from continuing operations excludes pre-tax charges of $205 million, $45 million and $93 million primarily related to the removal of amortization of the fair value-step-up of inventories as a result of the Merger, removal of interest expense related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and removal of expenses directly attributable to the Separation, respectively. The pro forma provision for income taxes on continuing operations excludes net tax benefits of $(36) million, $(10) million and $(1) million related to the above items, respectively.

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

For the year ended December 31, 2018, the company’s effective tax rate was (8.7) percent on pro forma pre-tax loss from continuing operations of $(4,542) million. The pro forma pre-tax loss excludes pre-tax charges of $1,554 million, $342 million, and $368 million, primarily related to the removal of amortization of the fair value-step-up of inventories as a result of the Merger, removal of interest expense and the related loss on early extinguishment of debt related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and removal of expenses directly attributable to the Separation, respectively. The pro forma provision for income taxes on continuing operations excludes net tax benefits of $(295) million, $(78) million and $(53) million related to the above items, respectively.

(Loss) Income from Discontinued Operations After Tax

Chemours, DuPont, Corteva and EID Memorandum of Understanding
On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. For further discussion see Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

	For the Year Ended December 31,
(In millions)	2020	2019	2018
(Loss) Income from Discontinued Operations After Income Taxes	$(55)	$(671)	$1,748

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2020 versus 2019
Loss from discontinued operations after income taxes was $(55) million for the year ended December 31, 2020 and $(671) million for the year ended December 31, 2019. The year ended December 31, 2020 primarily reflects an after-tax charge of $(65) million as a result of the MOU, and the settlement of approximately 95 matters, as well as unfiled matters remaining in the Ohio MDL. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for further discussion.

2019 versus 2018
(Loss) income from discontinued operations after income taxes was $(671) million for the year ended December 31, 2019 and $1,748 million for the year ended December 31, 2018. The change was primarily driven by a non-cash goodwill impairment charge of $1,102 million and adjustments of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses, reflected in the year ended December 31, 2019.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
2020 versus 2019
EID’s interest expense was $145 million for the year ended December 31, 2020 and $242 million for the year ended December 31, 2019, the decrease was driven by the items noted on page 47, under the header "Interest Expense - 2020 versus 2019," and by lower interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

2019 versus 2018
EID’s interest expense was $242 million for the year ended December 31, 2019 and $337 million for the year ended December 31, 2018, driven by the items noted on page 47 under the header “Interest Expense - 2019 versus 2018,” partially offset by interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Provision for Income Taxes
2020
For the year ended December 31, 2020, EID had an effective tax rate of (18.3) percent on pre-tax income from continuing operations of $575 million, driven by the items noted on page 47, under the header “Provision for Income Taxes - 2020” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 3 - Income Taxes, to the EID Consolidated Financial Statements for further information.

2019
For the year ended December 31, 2019, EID had an effective tax rate of 16.8 percent on pre-tax loss from continuing operations of $(422) million, driven by the items noted on page 47, under the header “Provision for Income Taxes - 2019” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 3 - Income Taxes, to the EID Consolidated Financial Statements for further information.

Corporate Outlook
Global demand for agricultural products continues to be strong with some production challenges in key global producing regions, reducing global stocks of corn and soybeans. The company anticipates a modest increase in the U.S. corn and soybean area, with the increase heavily biased towards soybeans.

The company expects approximately 2 percent increase in net sales, driven by new product sales, partially offset by currency and portfolio headwinds.

The company expects Operating EBITDA to increase approximately 15 - 20 percent and Operating Earnings Per Share to increase approximately 23 - 30 percent, driven by new product sales and ongoing cost savings and productivity actions,

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

partially offset by expected increased input costs due to rising commodity prices and expected unfavorable yields in Europe. Refer to further discussion of Non-GAAP metrics on pages 59 - 61.

The above outlook does not contemplate any operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency impacts resulting from the COVID-19 pandemic. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 60 for Significant Items recorded in the years ended December 31, 2020, 2019 and 2018). In February 2021 the company approved a restructuring program, in which it expects to record total pre-tax restructuring and asset-related charges of approximately $130 million to $170 million (for further discussion refer to page 37), with actions expected to be substantially completed in 2021; and, in 2021, the company expects non-operating benefits - net, to be approximately $930 million higher, as a result of amendments to the OPEB plans and a decrease in the discount rate, partly offset by a change in expected return on plan assets, and expects an increase in amortization expense. Refer to Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements and to the company's discussion on Long-term Employee Benefits on page 74. Additionally, beginning January 1, 2020, the company recognizes non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to the Company's Critical Accounting Estimates for Prepaid Royalties on page 71.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Supplemental Unaudited Pro Forma Financial Information
The supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva for the years ended December 31, 2019 and 2018 give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

For the periods presented below, Corteva’s results for all periods prior to the Business Realignment and Internal Reorganization consist of the combined results of operations for Historical EID and DAS, and Corteva’s results for all periods after the Business Realignment and Internal Reorganization represent the consolidated balances of the company. The unaudited pro forma statements of operations below were prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments, and events that are not expected to have a continuing impact on the combined results (e.g., amortization of inventory step-up costs) are excluded. One-time transaction-related costs incurred prior to, or concurrent with, the closing of the Merger, the debt redemptions/repayments, and the Corteva Distribution are not included in the unaudited pro forma combined statements of operations through March 31, 2019. The unaudited pro forma combined statements of operations do not reflect restructuring or integration activities or other costs, that were not already reflected in GAAP results, following the separation and distribution transactions that may be incurred to achieve cost or growth synergies of Corteva. As no assurance can be made that these costs will be incurred or the growth synergies will be achieved, no adjustment has been made.

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
2.Represents removal of interest expense and loss on early extinguishment of debt related to the debt redemptions/repayments.
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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: seed and crop protection. The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment offers trait technologies that improve resistance to weather, disease, insects and weeds, and trait technologies that enhance food and nutritional characteristics, and also provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, maximize yield and profitability. The segment competes in a wide variety of agricultural markets. The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2019 and 2018, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the chief operating decision maker ("CODM") assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments. For the years ended December 31, 2019 and 2018, these adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 51). The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net and foreign exchange gains (losses), excluding the impact of significant items (including goodwill impairment charges). Non-operating costs-net consists of non-operating pension and OPEB costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 25 - Segment Information, to the Consolidated Financial Statements for details related to significant pre-tax (charges) benefits excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the years ended December 31, 2020, 2019 and 2018 is included in Note 25 - Segment Information, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed	For the Year Ended December 31,
In millions	2020	2019	2018
Net sales	$7,756	$7,590	$7,842
Segment operating EBITDA [1]	$1,208	$1,040	$1,139
1.The years ended December 31, 2019 and 2018 are presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

Seed	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$71	2%	—%	2%	—%	—%
EMEA	90	7%	4%	8%	(5)%	—%
Latin America	(13)	(1)%	4%	13%	(18)%	—%
Asia Pacific	18	5%	4%	6%	(5)%	—%
Total	$166	2%	1%	5%	(4)%	—%

Seed	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn[1]	$56	1%	2%	4%	(5)%	—%
Soybeans[1]	58	4%	2%	4%	(2)%	—%
Other oilseeds[1]	26	4%	—%	8%	(4)%	—%
Other[1]	26	5%	3%	5%	(3)%	—%
Total	$166	2%	1%	5%	(4)%	—%

Seed	2019 vs. 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(250)	(5)%	(2)%	(3)%	—%	—%
EMEA	(30)	(2)%	1%	5%	(8)%	—%
Latin America	28	3%	8%	(1)%	(4)%	—%
Asia Pacific	—	—%	2%	2%	(4)%	—%
Total	$(252)	(3)%	—%	(1)%	(2)%	—%

Seed	2019 vs. 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn[1]	$(94)	(2)%	—%	1%	(3)%	—%
Soybeans[1]	(110)	(7)%	(3)%	(4)%	—%	—%
Other oilseeds[1]	(52)	(8)%	1%	(4)%	(6)%	1%
Other[1]	4	1%	4%	(1)%	(2)%	—%
Total	$(252)	(3)%	—%	(1)%	(2)%	—%
1. Prior periods have been reclassified to conform to current period presentation.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed
Seed net sales were $7,756 million in 2020, up 2 percent from $7,590 million in 2019. The increase was driven by a 5 percent increase in volume and 1 percent increase in local price, partially offset by a 4 percent unfavorable impact from currency. Volume growth was driven by the recovery of soybean planted area in North America and strong summer and Safrinha sales in Brazil. Global corn price grew 2 percent year over year, primarily driven by continued penetration from products such as Qrome® and PowerCore ULTRATM. North America soybean price increased 2 percent versus the year-ago period due to superior product performance and strong execution. Unfavorable currency impacts were led by the Brazilian Real.

Seed operating EBITDA was $1,208 million in 2020, up 16 percent from pro forma operating EBITDA of $1,040 million in 2019. Favorable mix, volume gains and ongoing cost and productivity actions more than offset the unfavorable impact of currency, higher input costs and higher royalties.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	For the Year Ended December 31,
In millions	2020	2019	2018
Net sales	$6,461	$6,256	$6,445
Segment operating EBITDA [1]	$1,004	$1,066	$1,074
1.The years ended December 31, 2019 and 2018 are presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

Crop Protection	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$168	8%	3%	5%	—%	—%
EMEA	12	1%	1%	3%	(2)%	(1)%
Latin America	(71)	(4)%	9%	8%	(21)%	—%
Asia Pacific	96	10%	1%	13%	(2)%	(2)%
Total	$205	3%	4%	7%	(7)%	(1)%

Crop Protection	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides[1]	$74	2%	1%	7%	(5)%	(1)%
Insecticides[1]	112	7%	5%	9%	(7)%	—%
Fungicides[1]	(40)	(4)%	5%	5%	(12)%	(2)%
Other[1]	59	18%	24%	1%	(7)%	—%
Total	$205	3%	4%	7%	(7)%	(1)%

Crop Protection	2019 vs. 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(233)	(10)%	(3)%	(6)%	—%	(1)%
EMEA	5	—%	2%	5%	(7)%	—%
Latin America	44	3%	1%	7%	(5)%	—%
Asia Pacific	(5)	(1)%	3%	—%	(3)%	(1)%
Total	$(189)	(3)%	—%	1%	(3)%	(1)%

Crop Protection	2019 vs. 2018		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides[1]	$(207)	(6)%	(1)%	(2)%	(3)%	—%
Insecticides[1]	146	10%	5%	9%	(4)%	—%
Fungicides[1]	(70)	(6)%	(3)%	1%	(4)%	—%
Other[1]	(58)	(15)%	(2)%	(11)%	(2)%	—%
Total	$(189)	(3)%	—%	1%	(3)%	(1)%
1. Prior periods have been reclassified to conform to current period presentation.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection
Crop protection net sales were $6,461 million in 2020, up from $6,256 million in 2019. Sales gains were driven by a 7 percent increase in volume and a 4 percent increase in local price, which was partially offset by a 7 percent impact from currency and a 1 percent impact from portfolio.

The increase in volume was driven by continued penetration of new products globally, with combined sales of $1 billion in 2020, up $265 million compared to the prior-year period, led by EnlistTM, ArylexTM, and RinskorTM herbicides and IsoclastTM insecticide. Local price growth was driven by increases in Latin America to offset currency, coupled with favorable mix globally from new product launches. Unfavorable currency impacts were led by the Brazilian Real. The Company has recognized approximately $150 million in pricing to offset the weakening Brazilian Real for the full year. The portfolio impact was driven by divestitures in Asia Pacific and North America.

Crop Protection operating EBITDA was $1,004 million in 2020, down from pro forma segment operating EBITDA of $1,066 million in 2019. Favorable mix, ongoing cost and productivity actions, together with volume gains, were more than offset by the negative impact of currency, increased investment to fund growth and higher input costs. Currency net of pricing was a $70 million headwind, inclusive of $150 million in pricing actions.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below. For the years ended December 31, 2019 and 2018, information is on a pro forma basis and these non-GAAP measures are being reconciled to a pro forma GAAP financial measure prepared and presented in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments, which are reconciled to the GAAP reported figures. See Article 11 Pro Forma Combined Statements of Operations on page 52.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Year Ended December 31,
	2020	2019	2018
(In millions)	As Reported	Pro Forma	Pro Forma
Income from continuing operations after income taxes	$756	$26	$(4,937)
(Benefit from) provision for income taxes on continuing operations	(81)	1	395
Income (loss) from continuing operations before income taxes	675	27	(4,542)
Depreciation and amortization	1,177	1,000	909
Interest income	(56)	(59)	(86)
Interest expense	45	91	76
Exchange losses - net	174	66	77
Non-operating benefits - net	(316)	(129)	(211)
Goodwill impairment charge	—	—	4,503
Significant items charge	388	991	1,346
Operating EBITDA (Non-GAAP)	$2,087	$1,987	$2,072

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Significant Items

	Year Ended December 31,
	2020	2019	2018
(In millions)	As Reported	Pro Forma	Pro Forma
Integration and separation costs	$—	$632	$571
Restructuring and asset related charges - net	335	222	694
Gain on sale of assets	—	—	(24)
Loss on deconsolidation of subsidiary	—	—	53
Loss on divestiture	53	24	2
Amortization of inventory step-up	—	67	—
Argentina currency devaluation	—	33	—
Loss on early extinguishment of debt	—	13	—
Income tax related items	—	—	50
Total pretax significant items charge	388	991	1,346
Total tax benefit impact of significant items[1]	(86)	(135)	(239)
Tax only significant item (benefit) charge[2]	(192)	(72)	347
Total significant items charge, net of tax	$110	$784	$1,454
1.The tax benefit impact of significant items for the year ended December 31, 2019 includes a net tax charge of $35 million related to application of the U.S. Tax Reform’s foreign tax provisions, a net tax charge of $146 million related to U.S. state blended tax rate changes associated with the Internal Reorganizations, and a net tax benefit of $(102) million related to an internal legal entity restructuring associated with the Internal Reorganizations. Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
2.The tax only significant item benefit for the year ended December 31, 2020 reflects the impacts of the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") ($(182) million benefit) and a benefit due to an elective change in accounting method that alters the 2019 impact of the business separation on The Act's foreign tax provisions ($(29) million benefit), partially offset by a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset ($19 million charge). The tax only significant item benefit for the year ended December 31, 2019 reflects the impacts of Swiss Tax Reform ($(38) million benefit) and the release of a tax valuation allowance recorded against the net deferred tax asset position of a Swiss legal entity ($(34) million benefit). The tax only significant item charge for the year ended December 31, 2018 reflects the impacts of U.S. Tax Reform ($361 million charge), a tax valuation allowance recorded against the net deferred tax asset position of a Brazilian legal entity ($75 million charge), as well as the Internal Reorganizations and Business Separations ($25 million charge), partially offset by impacts of the company's discretionary pension contribution ($(114) million benefit).

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings and Operating Earnings Per Share

	Year Ended December 31,
	2020	2019	2018
(In millions)	As Reported	Pro Forma	Pro Forma
Income (loss) from continuing operations attributable to Corteva	$736	$13	$(4,966)
Less: Non-operating benefits - net, after tax	237	100	165
Less: Amortization of intangibles (existing as of Separation), after tax	(518)	(376)	(313)
Less: Goodwill impairment charge, after tax	—	—	(4,503)
Less: Significant items charge, after tax	(110)	(784)	(1,454)
Operating Earnings (Non-GAAP)	$1,127	$1,073	$1,139

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	Year Ended December 31,
	2020	2019	2018
	As Reported	Pro Forma	Pro Forma
Earnings (loss) per share of common stock from continuing operations - diluted	$0.98	$0.02	$(6.63)
Less: Non-operating benefits - net, after tax	0.32	0.13	0.22
Less: Amortization of intangibles (existing as of Separation), after tax	(0.69)	(0.50)	(0.42)
Less: Goodwill impairment charge, after tax	—	—	(6.01)
Less: Significant items charge, after tax	(0.15)	(1.04)	(1.94)
Operating Earnings Per Share (Non-GAAP)	$1.50	$1.43	$1.52
Diluted Shares Outstanding (in millions)	751.2	749.5	749.4

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(Dollars in millions)	December 31, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$3,795	$1,769
Total debt	$1,105	$122

The company's cash, cash equivalents and marketable securities at December 31, 2020 and December 31, 2019 were $3.8 billion, and $1.8 billion respectively. Total debt at December 31, 2020 and December 31, 2019 was $1.1 billion and $0.1 billion, respectively. See further information under Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings assigned to EID are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's1	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Stable
Fitch Ratings[1]	A	F1	Stable
1.In addition, Corteva, Inc. has been assigned a long-term issuer credit rating of A- with Stable outlook by Standard & Poor's and an Issuer Default Rating of A with Stable outlook by Fitch Ratings.

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

The company had access to approximately $6.4 billion in committed and uncommitted unused credit lines at December 31, 2020 and December 31, 2019. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities and funding Corteva's costs and expenses.

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement (refer to Footnote 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for further details). According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions (see below for discussion of escrow contributions). These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%.

In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU (refer to Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further details on the MOU and Letter Agreement).

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3.0 billion Revolving Credit Facility dated May 2014. Corteva, Inc. became a party to the 2018 Revolving Credit Facilities upon the Corteva Distribution. In March 2020, the company drew down $500 million under the three year revolving credit facility to finance its short term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic, and repaid that borrowing in full in June 2020. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2020 the company was in compliance with these covenants.

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

In February 2020, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2020 Repurchase Facility") which expired in December 2020. Under the 2020 Repurchase Facility, the company sold a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agreed to repurchase at a future date.

In February 2021, the company entered into a new committed receivable repurchase facility of up to $1 billion (the "2021 Repurchase Facility") which expires in December 2021. See further discussion of the 2021 Repurchase Facility in Note 27 - Subsequent Events, to the Consolidated Financial Statements.
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

Capacity Expansion
During 2019, the company's Board of Directors authorized a capital investment of approximately $145 million to increase Spinosyns fermentation capacity by 30% to address global market growth in insecticides that handle chewing insects in specialty and row crops. The additional capacity was staged to come online over the subsequent next few years.

Debt Redemptions/Repayments
In the fourth quarter of 2018, EID offered to purchase for cash approximately $6.2 billion of outstanding debt securities from each registered holder of the applicable series of debt securities (the “Tender Offers”). EID retired $4.4 billion aggregate principal amount of such debt securities in connection with the Tender Offers, which expired on December 11, 2018. The retirement of these debt securities was funded with cash contributions from DowDuPont.

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

The Make Whole Notes were redeemed on April 22, 2019 at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated. For further information on the Make Whole Notes, see Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

In March 2016, EID entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which EID could make up to seven term loan borrowings and amounts repaid or prepaid were not available for subsequent borrowings. On May 2, 2019, EID terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019. For further information on the termination of the Term Loan Facility, see Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

In connection with the repayment of the Make Whole Notes and the Term Loan Facility, EID paid a total of $4.6 billion in the second quarter 2019, which included breakage fees and accrued and unpaid interest on the Make Whole Notes and Term Loan Facility. The repayment of the Make Whole Notes and Term Loan Facility was funded with cash from operations and a contribution from DowDuPont.

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.200% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption or “SMR Notes”) setting forth the date of redemption of the SMR Notes. The date of redemption was May 17, 2019 and EID paid a total of $2.0 billion, which included accrued and unpaid interest on the SMR Notes. The company funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest and all rights of the holders of the SMR Notes have terminated.

The company's cash, cash equivalents and marketable securities at December 31, 2020 and December 31, 2019 are $3.8 billion and $1.8 billion, respectively, of which $3.1 billion at December 31, 2020 and $1.5 billion at December 31, 2019, was held by subsidiaries in foreign countries, including United States territories.

The Act required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries (see Note 10 - Income Taxes, to the Consolidated Financial Statements for further details of The Act). As a result of The Act's introduction of a 100 percent dividends received deduction regarding earnings of foreign subsidiaries, the Company has access to its cash outside the U.S. at a significantly reduced cost. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2020, management believed that it will have sufficient liquidity sources to fund operating needs in the U.S. with

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash provided by operating activities	$2,064	$1,070	$483

Cash provided by operating activities for the year ended December 31, 2020 was $2,064 million compared to $1,070 million for the year ended December 31, 2019. The increase in cash provided by operating activities was driven by an increase in net income, including a decrease in integration and separation costs, and improvement in working capital, partially offset by the absence of the net impact of cash earnings from EID ECP and EID Specialty Products entities, as a result of the Internal Reorganizations and Business Realignments in 2019.

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

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash used for investing activities	$(674)	$(904)	$(505)

Cash used for investing activities was $(674) million for the year ended December 31, 2020 compared to $(904) million for the year ended December 31, 2019. The change was due primarily due to lower capital expenditures driven by the Internal Reorganizations and Business Realignments in 2019, partially offset by higher net purchases of investments and lower proceeds from sales of property, businesses, and consolidated companies.

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

Capital expenditures totaled $475 million, $1,163 million, and $1,501 million for the years ended December 31, 2020, 2019 and 2018, respectively. The years ended December 31, 2019 and 2018 includes capital expenditures of $497 million and $988 million, respectively, related to the EID Specialty Products and EID ECP (i.e., ethylene copolymers business, excluding its ethylene acrylic elastomers business) Entities. The company expects 2021 capital expenditures to be approximately $550 million.

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash provided by (used for) financing activities	$303	$(2,929)	$(2,624)

Cash provided by (used for) financing activities was $303 million for the year ended December 31, 2020 compared to $(2,929) million for the year ended December 31, 2019. The change was primarily due to lower payments on long-term debt, due to the 2019 debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (using a portion of the contributions from DowDuPont), lower net payment on borrowings (less than 90 days), the May 2020 Debt Offering, and the absence of distributions to DowDuPont (which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments). This was partially offset by dividends to Corteva stockholders, repurchases of Corteva common stock and payments

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

for the acquisition of noncontrolling interests. In addition, during the year ended December 31, 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations.

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

During 2020, the company's Board of Directors authorized and paid four quarterly dividends on its common stock of $0.13 per share each.

On June 26, 2019, the company announced that the Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company repurchased $300 million under its share buyback plan since the Corteva Distribution and expects to repurchase the remaining $700 million in 2021. During 2019, the company purchased and retired 824,000 shares for a total cost of $25 million. During 2020, the company purchased and retired 8,503,000 shares for a total cost of $275 million. See Note 19 - Stockholders' Equity, to the Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion, only for the differences between EID and Corteva, Inc.

Cash provided by operating activities
EID’s cash provided by operating activities for the year ended December 31, 2020 was $1,986 million compared to $996 million for the year ended December 31, 2019. The change was primarily driven by the items noted on page 65, under the header "Cash provided by operating activities."

EID’s cash provided by operating activities for the year ended December 31, 2019 was $996 million compared to $483 million for the year ended December 31, 2018. The increase was primarily driven by the items noted on page 65, under the header “Cash provided by operating activities,” partially offset by interest incurred on the related party loan between EID and Corteva, Inc.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash used for financing activities
EID’s cash provided by (used for) financing activities was $381 million for the year ended December 31, 2020 compared to $(2,855) million for the year ended December 31, 2019. The change was due to lower payments on long-term debt due to the 2019 debt retirement transactions related to paying off or retiring portions of EID's existing debt liabilities (using a portion of the contributions from DowDuPont and proceeds from related party debt), lower net payment on borrowings (less than 90 days), the May 2020 Debt Offering, and the absence of distributions to DowDuPont (which in 2019 were used primarily to fund a portion of DowDuPont's dividend payments). This activity was partially offset by lower proceeds from related party debt and higher payments on related party debt, and payments for the acquisition of noncontrolling interests. In addition, during 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations.

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

Pension Plans and Other Post Employment Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and OPEB plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if all or almost all of a plan’s participants are inactive.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. In determining the 2020 net periodic pension cost in the U.S., 6.25 percent of long-term expected return on plan assets assumption was used. After re-evaluating the current strategic asset allocation and recent market conditions, the company lowered the long-term expected return on plan assets assumption to 5.75 percent to be used in determining 2021 net periodic pension cost in the U.S. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. For the year ended December 31, 2020, the market-related value of assets is calculated by averaging market returns over 36 months, however, as a result of the Merger, the market-related value of assets was calculated by averaging market returns from September 1, 2017 through the years ended December 31, 2018 and 2019.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	December 31, 2020	December 31, 2019	December 31, 2018
Market-related value of assets	$16.3	$16.4	$16.6
Fair value of plan assets	17.5	16.6	15.7

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2020:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(12)	$14
Expected rate of return on plan assets	40	(40)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 73 and in Note 20 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2020, the company had accrued obligations of $329 million for probable environmental remediation and restoration costs, including $52 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $620 million above that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 - Recent Accounting Guidance, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

At December 31, 2020, the company had a net deferred tax liability balance of $429 million, inclusive of a valuation allowance of $453 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

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

The company performs its annual goodwill impairment assessment during the fourth quarter at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. The company’s reporting units include seed, crop protection and digital.

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

If additional quantitative testing is required, the reporting unit’s fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs, or the market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company’s significant assumptions in these analyses include future cash flow projections, weighted average cost of capital, the terminal growth rate and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the company’s forecasts. The company derives its discount rates using a capital asset pricing model and analyzes published rates for industries relevant to its reporting units to estimate the cost of equity financing. The company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Discount rates used in the company’s valuations ranged from 9.5% to 15.5%. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analyses performed in the fourth quarter 2020, the company concluded the fair value of each of the reporting units exceeded their respective carrying values by more than 20 percent, and no goodwill impairment charge was necessary.

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

At December 31, 2020, the balance of prepaid royalties reflected in other current assets and other assets was $426 million and $459 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation has been that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company accelerated the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense is therefore expected to significantly increase through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In connection with the departure from these traits in the company's product portfolio, beginning January 1, 2020 the company presents and discloses the accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represents the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the per unit cash rate per the Roundup Ready 2 License Agreement. For the year ended December 31, 2020, the company recognized $159 million in restructuring and asset related charges - net in the Consolidated Statement of Operations from non-cash accelerated prepaid royalty amortization expense. The expected non-cash accelerated prepaid royalty amortization expense estimated for 2021 is approximately $184 million, aggregating to approximately $360 million over the next four years.

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

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2020	2021	2022-2023	2024-2025	2026 and beyond
Operating lease and finance lease obligations[1]	$603	$153	$199	$114	$137
Expected cumulative cash requirements for interest payments through maturity	158	20	40	40	58
Long-term debt[1]	1,110	1	—	500	609
Purchase obligations[2]
Information technology infrastructure & services	52	32	20	—	—
Raw material obligations	1,486	480	629	317	60
Other	136	112	14	10	—
Total purchase obligations	1,674	624	663	327	60
Other liabilities[1,3]
Pension and other post employment benefits	5,434	264	584	920	3,666
Workers' compensation	66	11	28	12	15
Environmental remediation	329	100	80	73	76
License agreements[4]	481	169	245	45	22
Other[5]	287	113	54	31	89
Total other long-term liabilities	6,597	657	991	1,081	3,868
Total contractual obligations[6,7]	$10,142	$1,455	$1,893	$2,062	$4,732
1.Included in the Consolidated Financial Statements.
2.Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.
3.The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours, Dow, and DuPont in accordance with the Chemours Separation Agreement and the Separation Agreement (related to the Corteva Distribution), respectively. Refer to Note 5 - Divestitures and Other Transactions, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for additional detail related to the indemnifications.
4.Represents undiscounted remaining payments under Pioneer license agreements ($464 million on a discounted basis).
5.Primarily represents employee-related benefits other than pensions and other post employment benefits and asset retirement obligations.
6.Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional detail.
7.The timing and amount of escrow funding requirements under the MOU cannot be estimated, as a result of the cost sharing arrangement with DuPont, and have been excluded from the table. See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for additional information.

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

In December 2020, the company amended its retiree medical, dental and life insurance plans. Effective January 1, 2022, the company will no longer provide retiree dental and life insurance benefits. In addition, Corteva’s portion of the cost of non-Medicare retiree medical coverage will no longer be adjusted for cost increases, resulting in Corteva’s cost to be capped at the level in effect as of December 31, 2021. As a result of these changes, the company recorded a $(939) million decrease in OPEB benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income for the year ended December 31, 2020.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the year ended December 31, 2020.

Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $9 million, $39 million, and $103 million to its funded pension plans other than the principal U.S. pension plan for the years ended December 31, 2020, 2019 and 2018, respectively.
U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $53 million, $82 million and $111 million to its unfunded plans for the years ended December 31, 2020, 2019 and 2018, respectively.
The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $207 million, $202 million, and $216 million for the years ended December 31, 2020, 2019 and 2018, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2021, the company expects to contribute approximately $47 million to its pension plans other than the principal U.S. pension plan. The company expects to contribute approximately $217 million to its OPEB plans in 2021, and expects the amount to decrease to approximately $140 million in 2022 as a result of the OPEB plan amendment. The company is evaluating potential discretionary contributions in 2021 to the principal U.S. pension plan, that could reduce a portion of the underfunded benefit obligation. Any discretionary contributions depend on various factors including market conditions and tax deductible limits.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income (loss) from continuing operations before income taxes for the years ended December 31, 2020, 2019 and 2018 was affected by pre-tax charges related to long-term employee benefits:

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Net periodic benefit (credit) cost - pension and OPEB	$(340)	$(163)	$(186)
Defined contributions	127	115	117
Long-term employee benefit plan (credit) charges - continuing operations	$(213)	$(48)	$(69)

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee credits were $(213) million for the year ended December 31, 2020 and $(48) million for the year ended December 31, 2019. The change is due to lower discount rates. See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 67 of this report for additional information on determining annual expense.

For 2021, long-term employee benefits credit is expected to increase by about $930 million. The increase is mainly due to amendments to the OPEB plans and a decrease in the discount rates, partly offset by a change in expected return on plan assets from 6.25 percent to 5.75 percent.

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
Pre-tax environmental expenses charged to income from continuing operations before income taxes are summarized below:

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Environmental operating costs	$138	$136	$142
Environmental remediation costs[1]	63	29	48
	$201	$165	$190
1.Environmental remediation costs include costs that are subject to the $200 million thresholds and sharing arrangements as discussed in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, under Corteva Separation Agreement.

About 85 percent of total pre-tax environmental operating costs charged to income from continuing operations for the year ended December 31, 2020 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2018	$398
Remediation payments	(49)
Net increase in remediation accrual [1]	29
Net change, indemnification [2]	(42)
Balance at December 31, 2019	$336
Remediation payments	(57)
Net increase in remediation accrual [1]	63
Net change, indemnification [2]	(13)
Balance at December 31, 2020	$329
1.Excludes indemnified remediation obligations.
2.Represents the net change in indemnified remediation obligations based on activity as well as the removal from EID's accrued remediation liabilities of obligations that have been fully transferred to Chemours and DuPont. Pursuant to the Chemours Separation Agreement and subsequent MOU, and the Corteva Separation Agreement, as discussed in Note 5 - Divestitures and Other Transactions, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, EID is indemnified by Chemours and DuPont for certain environmental matters.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to $620 million above the amount accrued as of December 31, 2020. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

The above noted $329 million accrued obligations includes the following:

	As of December 31, 2020
(In millions)	Indemnification Asset	Accrual balance[3,4]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$153	$154	$282
Other discontinued or divested businesses obligations[1]	—	74	222

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	37	36	61

Environmental remediation liabilities not subject to indemnity	—	65	55
Total	$190	$329	$620
1.Represents liabilities that are subject to the $200 million thresholds and sharing arrangements as discussed on page F-51, under Corteva Separation Agreement.
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
4.Accrual balance excludes indemnification liabilities of $39 million to Chemours, related to the cost sharing arrangement under the MOU (see page F-27).

As of December 31, 2020, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 500 sites around the U.S., including approximately 130 sites for which the company does not believe it has liability based on current information. Active remediation is under way at 70 of the 500 sites. In addition, the company has resolved its liability at approximately 210 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 2 new sites during 2018. There were no new notices in 2019 or 2020.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $5 million for the year ended December 31, 2020. The company currently estimates expenditures for environmental-related capital projects to be approximately $11 million in 2021.

Climate Change
The company believes that climate change is an important global environmental concern that presents risks and opportunities. The Board of Directors maintains oversight of these risks and opportunities. Management regularly assesses and manages climate-related issues. Across its business, individuals who are responsible for climate-related initiatives may have annual performance goals tied to the delivery of projects related to these initiatives.

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

Extreme and volatile weather due to climate change may have an adverse impact on customers’ ability to use the company's products, potentially reducing sales volumes, revenues and margins. The company continuously evaluates opportunities for existing and new product and service offerings to meet the anticipated demands of climate-smart agriculture and mitigate the impact of extreme and volatile weather. The company integrates processes for identifying, assessing and managing climate-related risk into its overall risk management.

The company completed a non-financial materiality assessment and identified short-, medium- and long-term climate-related risks and opportunities. The results of this assessment are integrated into the company's businesses, strategy and financial planning and are presented in the 14 ten-year sustainability goals that were set in 2020. For each goal, the company established key performance indicators and criteria to achieve the goals, which are provided on the company's website at: https://www.corteva.com/sustainability.html. The information contained on the company’s website is not part of, nor incorporated by reference into, this Annual Report on Form 10-K or the company’s other SEC filings.

As demonstrated by the goals, Corteva is working to shrink its role in the emission of greenhouse gasses while enabling a more resilient agriculture value chain. Corteva will establish a climate strategy, including appropriate Scopes 1, 2 and 3 greenhouse gas reduction targets, by June 2021. The company is seeking ways to reduce its impact and providing tools and incentives for customers to do the same. Corteva champions climate positive agriculture, utilizing carbon storage and other means to remove more carbon from the atmosphere than it emits without sacrificing farmer productivity or ongoing profitability.

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

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian Real, Swiss franc, European Euro ("EUR"), and Canadian dollar. The company uses foreign exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions, investment in foreign subsidiaries, as well as the translation of foreign currency-denominated earnings and uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. In addition to the contracts disclosed in Note 22 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

Certain foreign entities of the company held USD denominated marketable securities, mainly U.S. government securities, at December 31, 2020. The USD/EUR was the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities were classified as available-for-sale and as such, fluctuations in foreign exchange were recorded in accumulated other comprehensive loss (AOCL) within the Consolidated Statements of Equity. These fluctuations are subsequently reclassified from AOCL to earnings in the period in which the marketable securities are sold.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2020 and 2019, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2020 and 2019. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(Dollars in millions)	2020	2019	2020	2019
Foreign currency contracts	$(80)	$(18)	$(388)	$(296)
Marketable securities	$226	$—	$(36)	$—

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

Part II
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Part II

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

As of December 31, 2020, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of December 31, 2020, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

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

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Election of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports".

The company has adopted a Code of Financial Ethics for its CEO, CFO, and Controller that may be accessed from the company's website at www.corteva.com by clicking on "Investors" and then "Corporate Governance." Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant
Each of the executive officers became officers of the company in May 2019 with the exception of Dr. Sam Eathington who became an executive officer in January 2021.

James C. Collins, Jr, age 58, is the Chief Executive Officer of Corteva. He previously served as the chief operating officer of the agriculture division of DowDuPont Inc. since September 2017. Prior to this appointment, Mr. Collins was executive vice president of DuPont with responsibility for the company’s agriculture segment, including DuPont Pioneer and Crop Protection, since January 2016. Prior to this, beginning in September 2013, he was senior vice president with responsibility for DuPont’s performance materials segment, was named to the position of executive vice president in December 2014, and added responsibility for the electronics & communications segment in July 2015. Previously, Mr. Collins was vice president for acquisition & integration of Danisco, since January 2011, and was named president of DuPont’s industrial biosciences segment in May of that year. From 2004 to 2010, he was responsible for DuPont’s crop protection segment as vice president and general manager and then president. Mr. Collins joined DuPont as an engineer in 1984 and held positions in engineering, supervision and business management at a variety of manufacturing sites. In 1993, he joined the agriculture sales & marketing group where he served in a variety of roles across the globe supporting DuPont’s seed and crop protection businesses. Mr. Collins currently serves on the board of directors of CropLife International and the U.S. China Business Council. He also serves on the Advisory Councils of the University of Tennessee Loan Oaks Farm and the Food Forever Initiative Global Crop Diversity Trust.

Gregory R. Friedman, age 53, is Executive Vice President and Chief Financial Officer of Corteva. Mr. Friedman previously served as chief financial officer of the agriculture division of DowDuPont Inc. since September 2018. Prior to this appointment, he served as vice president of investor relations for DuPont since September 2014, general auditor and chief ethics & compliance leader from 2013 to 2014 and was chief financial officer of DuPont Pioneer from 2011 to 2013. Prior to this, he served as assistant treasurer of DuPont from 2010 to 2011 with responsibility for financial risk management, cash operations and leasing. From 2002 to 2010, he served in various business and finance leadership roles after joining DuPont in 2001 as chief financial officer of Polar Vision, Inc., a newly acquired electronics joint venture in Torrance, California. On February 4, 2021, Mr. Friedman notified the Company of his intention to retire.

Rajan Gajaria, age 53, is Executive Vice President, Business Platforms of Corteva. Mr. Gajaria previously served as vice president, global crop protection business platform, of DowDuPont Inc. Prior to this, he served as Vice President, Latin America and North America, for Dow AgroSciences since 2015. He was selected to lead Dow AgroSciences’ Latin America and Asia Pacific geographies in 2012 after being named marketing director for the company’s U.S. business in 2009. Mr. Gajaria advanced through leadership roles at Dow AgroSciences in corporate strategy, marketing, and e-business before serving as global supply chain director. He joined Dow AgroSciences’ Indian joint venture partner in Mumbai in 1993, where he served in sales and marketing roles as well as in human resources before moving to the company’s global headquarters in Indianapolis, Indiana.

Timothy P. Glenn, age 54, is Executive Vice President, Chief Commercial Officer of Corteva. Mr. Glenn previously served as Vice President, Global Seed Business Platform of DowDuPont Inc. Prior to this, he served as President, DuPont Crop Protection since 2015, and from 2014 to 2015 served as vice president, integrated operations and commercial effectiveness for DuPont Pioneer. He previously held other leadership positions at DuPont Pioneer, including regional business director, Latin America and Canada, after rejoining DuPont Pioneer in 2006 as director, North America Marketing. In 1997, he joined Dow AgroSciences as corn product manager, Mycogen Seeds, and served in sales and business leadership roles in the crop protection and seeds businesses of Dow AgroSciences. He first joined Pioneer Hi-Bred International, Inc. in 1991, and held a variety of marketing roles in seed markets around the world.

Part III

Meghan Cassidy, age 45, is Senior Vice President, Chief Human Resources Officer of Corteva. Ms. Cassidy previously served as the head of human resources of the agriculture division of DowDuPont Inc. since September 2017. Prior to this, Ms. Cassidy was director, global talent management and leadership development for DuPont since 2015. From 2011 to 2015, she served as chief human resources officer for Sunoco Logistics after joining Sunoco in 2010 as director, corporate human resources. Ms. Cassidy’s early career was spent at Aramark, where she held progressive human resources roles before serving as vice president, executive development and corporate human resources.

Sam Eathington, age 52, joined Corteva in November 2020 and became Senior Vice President, Chief Technology Officer of Corteva in January 2021, where he is responsible for leading the company’s global research and development organization and building and expanding its industry-leading pipeline. A recognized leader in agricultural innovation, Dr. Eathington most recently served as chief science officer of The Climate Corporation (part of the crop science division of Bayer AG) from December 2015 until April 2020. Prior to assuming that role, Dr. Eathington spent more than two decades with Monsanto Corporation, rising through the ranks in quantitative traits and molecular breeding to become vice president, global plant breeding beginning in February 2011.

Cornel B. Fuerer, age 54, is Senior Vice President, General Counsel and Secretary of Corteva. Mr. Fuerer previously served as general counsel of the agriculture division of DowDuPont Inc. since June 2018 and prior to that served as associate general counsel supporting the agriculture division of DowDuPont after the Merger in September 2017. From 2013 to 2017, he served as associate general counsel of DuPont with responsibility for the legal affairs of DuPont’s agriculture business and from 2012 to 2013 he served as the corporate secretary of DuPont. From 2007 to 2012, Mr. Fuerer served as the vice president, general counsel and company secretary of Solae, a food ingredients joint venture between DuPont and Bunge. After joining DuPont in 1995 as an attorney in Geneva, Switzerland, he served in various legal roles around the world until his appointment at Solae in 2007.

Brian Titus, age 48, is Vice President, Controller and Principal Accounting Officer of Corteva. Mr. Titus previously served as the controller and principal accounting officer of the agriculture division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the director of corporate accounting from 2014 to 2015 and global finance leader of DuPont Crop Protection from 2013 to 2014. Prior to joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services.

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

Information related to executive compensation and the company's equity compensation plans is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Part III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each director, executive officer, and all directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Part III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Corteva, Inc., including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."

Part III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meetings of Stockholders of Corteva, Inc., including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits:
1.Corteva Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Corteva Financial Statement Schedule (presented below)
3.EID Financial Statements (Starting on page F-89 of this report).
4.EID Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (EID and Corteva, Inc.)
(Dollars in millions)

	For the Year Ended December 31,
	2020	2019	2018
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$174	$127	$64
Additions charged to expenses	154	69	80
Deductions from reserves[1]	(120)	(22)	(17)
Balance at end of period	$208	$174	$127
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$457	$669	$559
Additions charged to expenses	56	20	451
Deductions from reserves[2]	(60)	(232)	(341)
Balance at end of period	$453	$457	$669
1.    Deductions include write-offs, recoveries collected and currency translation adjustments.
2. Deductions include currency translation adjustments.
Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

3.Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019.

3.3	Amended and Restated Certificate of Incorporation of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.1 to E. I. du Pont de Nemours and Company’s Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

3.4	Amended and Restated Bylaws of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4.1	Description of Corteva, Inc. registered securities (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

4.2
Description of E.I. du Pont de Nemours and Company registered securities (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

10.1*	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed on June 3, 2019).

10.2*	Employee Matters Agreement by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.3*	SpecCo/AgCo Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

10.4*	Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.6	Fondation de Prevoyance en Faveur du Personnel de DuPont de Nemours International SÁRL. (incorporated by reference to Exhibit No. 10.6 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.7*	Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.8	Amendment No. 1 to Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.9	Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.10*	Transaction Agreement, dated as of March 31, 2017, by and between E. I. du Pont de Nemours and Company and FMC Corporation (incorporated by reference to Exhibit 10.25 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

10.11	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.

10.12	The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.)

10.13	E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.14	E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.15	E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.16	E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.17*	E. I. du Pont de Nemours and Company's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to E. I. du Pont de Nemours and Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

10.19*	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 26, 2019).

10.20*	Letter Agreement effective as of June 1, 2019 by and between DowDuPont Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.2 to Corteva's Current Report on Form 8-K (Commission file number 001-38710) filed June 3, 2019)

10.21*	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed January 22, 2021)

10.22	Form of Award Terms for Options granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.23	Form of Award Terms for Performance Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.24
Form of Award Terms for Restricted Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - Corteva, Inc.

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - E. I. du Pont de Nemours and Company.

23.3	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EID’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EID’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

*	Upon request of the U.S. Securities and Exchange Commission, (the “SEC”), Corteva hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement; provided, however, that Corteva may omit confidential information pursuant to Item 601(b)(10) or request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

Corteva

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2021
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ James C. Collins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
James C. Collins, Jr.

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 11, 2021
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 11, 2021
Lamberto Andreotti

/s/ Robert A. Brown	Director	February 11, 2021
Robert A. Brown

/s/ Klaus Engel	Director	February 11, 2021
Klaus Engel

/s/ Michael O. Johanns	Director	February 11, 2021
Michael O. Johanns

/s/ Lois D. Juliber	Director	February 11, 2021
Lois D. Juliber

/s/ Rebecca B. Liebert	Director	February 11, 2021
Rebecca B. Liebert

/s/ Marcos M. Lutz	Director	February 11, 2021
Marcos M. Lutz

/s/ Nayaki Nayyar	Director	February 11, 2021
Nayaki Nayyar

/s/ Lee M. Thomas	Director	February 11, 2021
Lee M. Thomas

/s/ Patrick J. Ward	Director	February 11, 2021
Patrick J. Ward

/s/ Gregory R. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Gregory R. Friedman

E. I. du Pont de Nemours and Company

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2021
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ James C. Collins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
James C. Collins, Jr.

/s/ Gregory R. Friedman	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 11, 2021
Gregory R. Friedman

Corteva, Inc.

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
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.
Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2020, as stated in their report, which is presented on the following pages.

James C. Collins, Jr. Chief Executive Officer and Director	Gregory R. Friedman Executive Vice President and Chief Financial Officer
February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements for the year ended December 31, 2018, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the combined financial statements of the Dow Agricultural Sciences Business, a business under common control of the Company, which statements reflect total assets of $7,773 million as of December 31, 2018, and total net sales of $5,646 million for the year ended December 31, 2018. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Dow Agricultural Sciences Business as of and for the year ended December 31, 2018, is based solely on the report of the other auditors.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill (Seed Reporting Unit) and Intangible Asset (Trade name) Impairment Assessments

As described in Notes 2 and 15 to the consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $10.3 billion and $10.7 billion, respectively, as of December 31, 2020. The goodwill associated with the seed reporting unit was $5.5 billion and the trademarks/trade names intangible assets were $1.9 billion as of December 31, 2020, which includes a trade name for which management changed the indefinite life assertion to definite-lived with a useful life of 25 years beginning on October 1, 2020. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. During the second quarter of 2020, management determined a triggering event had occurred that required an interim impairment assessment for its seed and crop protection reporting units and trade name indefinite-lived intangible asset. Prior to changing the useful life of the trade name asset, management tested the asset for impairment, concluding the asset was not impaired. Management determined fair values for each of the reporting units using a discounted cash flow model. Management’s significant assumptions in these analyses included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Management performed the intangible asset impairment assessments using the relief from royalty method. The significant assumptions used by management in the relief from royalty method included projected revenue, the royalty rate, the discount rate, and the terminal growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill (seed reporting unit) and intangible asset (trade name) impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the seed reporting unit and trade name intangible asset, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future cash flow projections, which included projected revenue, gross margin and other costs and expenses, the weighted average cost of capital, and the terminal growth rate as it relates to the fair value of the seed reporting unit, and management’s significant assumptions related to projected revenue, the royalty rate, the discount rate, and the terminal growth rate as it relates to the fair value of the trade name intangible asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill (seed reporting unit) and intangible asset (trade name) impairment assessments, including controls over the valuations of the seed reporting unit and trade name intangible asset. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models and relief from royalty method; testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow models and relief from royalty method; and evaluating the reasonableness of significant assumptions used by management related to projected revenue, gross margin, other costs and expenses, the weighted average cost of capital and the terminal growth rate as it relates to the fair value of the seed reporting unit, and projected revenue, the royalty rate, the discount rate and the terminal growth rate as it relates to the fair value of the trade name intangible asset. Evaluating management’s assumptions related to projected revenue, gross margin and other costs and expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and relief from royalty method and the significant assumptions related to the weighted average cost of capital and terminal growth rate used by management in developing the fair value of the seed reporting unit and the discount rate, the royalty rate, and the terminal growth rate used by management in developing the fair value of the trade name intangible asset.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 11, 2021

We have served as the Company’s or its predecessor’s auditor since 1946.

Report of Independent Registered Public Accounting Firm

To Management of the Dow Agricultural Sciences Business

Opinion on the Financial Statements

We have audited the accompanying combined statements of income and comprehensive income, cash flows, and equity of the Dow Agricultural Sciences Business (the “Business”) for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Business for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on the Business' financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Business’ internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP
Midland, Michigan
July 12, 2019

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2020	2019	2018
Net sales	$14,217	$13,846	$14,287
Cost of goods sold	8,507	8,575	9,948
Research and development expense	1,142	1,147	1,355
Selling, general and administrative expenses	3,043	3,065	3,041
Amortization of intangibles	682	475	391
Restructuring and asset related charges - net	335	222	694
Integration and separation costs	—	744	992
Goodwill impairment charge	—	—	4,503
Other income - net	212	215	249
Loss on early extinguishment of debt	—	13	81
Interest expense	45	136	337
Income (loss) from continuing operations before income taxes	675	(316)	(6,806)
Benefit from income taxes on continuing operations	(81)	(46)	(31)
Income (loss) from continuing operations after income taxes	756	(270)	(6,775)
(Loss) income from discontinued operations after income taxes	(55)	(671)	1,748
Net income (loss)	701	(941)	(5,027)
Net income attributable to noncontrolling interests	20	18	38
Net income (loss) attributable to Corteva	$681	$(959)	$(5,065)
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.98	$(0.38)	$(9.08)
Basic (loss) earnings per share of common stock from discontinued operations	(0.07)	(0.90)	2.32
Basic earnings (loss) per share of common stock	$0.91	$(1.28)	$(6.76)
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.98	$(0.38)	$(9.08)
Diluted (loss) earnings per share of common stock from discontinued operations	(0.07)	(0.90)	2.32
Diluted earnings (loss) per share of common stock	$0.91	$(1.28)	$(6.76)

See Notes to the Consolidated Financial Statements beginning on page F-13.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$701	$(941)	$(5,027)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(26)	(274)	(1,576)
Adjustments to pension benefit plans	(186)	(718)	(715)
Adjustments to other benefit plans	671	(160)	132
Unrealized gain (loss) on investments	(10)	—	—
Derivative instruments	(69)	28	(24)
Total other comprehensive income (loss)	380	(1,124)	(2,183)
Comprehensive income (loss)	1,081	(2,065)	(7,210)
Comprehensive income attributable to noncontrolling interests - net of tax	20	18	38
Comprehensive income (loss) attributable to Corteva	$1,061	$(2,083)	$(7,248)

See Notes to the Consolidated Financial Statements beginning on page F-13.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$3,526	$1,764
Marketable securities	269	5
Accounts and notes receivable - net	4,926	5,528
Inventories	4,882	5,032
Other current assets	1,165	1,190
Total current assets	14,768	13,519
Investment in nonconsolidated affiliates	66	66
Property, plant and equipment	8,253	7,872
Less: Accumulated depreciation	3,857	3,326
Net property, plant and equipment	4,396	4,546
Goodwill	10,269	10,229
Other intangible assets	10,747	11,424
Deferred income taxes	464	287
Other assets	1,939	2,326
Total Assets	$42,649	$42,397
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3	$7
Accounts payable	3,615	3,702
Income taxes payable	123	95
Accrued and other current liabilities	4,807	4,434
Total current liabilities	8,548	8,238
Long-Term Debt	1,102	115
Other Noncurrent Liabilities
Deferred income tax liabilities	893	920
Pension and other post employment benefits - noncurrent	5,176	6,377
Other noncurrent obligations	1,867	2,192
Total noncurrent liabilities	9,038	9,604
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at December 31, 2020 - 743,458,000 and December 31, 2019 - 748,577,000	7	7
Additional paid-in capital	27,707	27,997
Retained earnings / (accumulated deficit)	—	(425)
Accumulated other comprehensive loss	(2,890)	(3,270)
Total Corteva stockholders’ equity	24,824	24,309
Noncontrolling interests	239	246
Total equity	25,063	24,555
Total Liabilities and Equity	$42,649	$42,397

See Notes to the Consolidated Financial Statements beginning on page F-13.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2020	2019[1]	2018[1]
Operating activities
Net income (loss)	$701	$(941)	$(5,027)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,177	1,599	2,790
(Benefit from) provision for deferred income tax	(330)	(477)	31
Net periodic pension benefit	(409)	(264)	(321)
Pension contributions	(62)	(121)	(1,314)
Net loss (gain) on sales of property, businesses, consolidated companies, and investments	3	(142)	(11)
Restructuring and asset related charges - net	335	339	803
Amortization of inventory step-up	—	272	1,628
Goodwill impairment charge	—	1,102	4,503
Loss on early extinguishment of debt	—	13	81
Other net loss	290	246	262
Changes in assets and liabilities, net
Accounts and notes receivable	187	(361)	(1,522)
Inventories	104	74	(498)
Accounts payable	(118)	149	642
Other assets and liabilities	186	(418)	(1,564)
Cash provided by operating activities	2,064	1,070	483
Investing activities
Capital expenditures	(475)	(1,163)	(1,501)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	83	249	69
Acquisitions of businesses - net of cash acquired	—	(10)	—
Investments in and loans to nonconsolidated affiliates	(1)	(10)	(8)
Proceeds from sale of ownership interest in non-consolidated affiliates	—	21	9
Purchases of investments	(995)	(138)	(1,257)
Proceeds from sales and maturities of investments	721	160	2,186
Other investing activities - net	(7)	(13)	(3)
Cash used for investing activities	(674)	(904)	(505)
Financing activities
Net change in borrowings (less than 90 days)	—	(1,868)	400
Proceeds from debt	2,439	1,001	756
Payments on debt	(1,441)	(6,804)	(5,956)
Repurchase of common stock	(275)	(25)	—
Proceeds from exercise of stock options	56	47	85
Dividends paid to stockholders	(388)	(194)	—
Payment for acquisition of subsidiary's interest from the non-controlling interest	(60)	—	—
Distributions to DowDuPont	—	(317)	(2,806)
Cash transferred to DowDuPont at Internal Reorganizations	—	(2,053)	—
Contributions from Dow and DowDuPont	—	7,396	5,363
Debt extinguishment costs	—	(79)	(378)
Other financing activities	(28)	(33)	(88)
Cash provided by (used for) financing activities	303	(2,929)	(2,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(88)	(244)
Increase (decrease) on cash, cash equivalents and restricted cash	1,700	(2,851)	(2,890)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024	7,914

Corteva, Inc.
Consolidated Financial Statements

(In millions)	For the Year Ended December 31,
	2020	2019[1]	2018[1]
Cash, cash equivalents and restricted cash at end of period[2]	$3,873	$2,173	$5,024
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$36	$263	$923
Income taxes	229	234	961
1.The cash flows for the years ended December 31, 2018 and 2019 includes cash flows of EID's ECP and Specialty Products Entities.
2. See page F-35 for reconciliation of cash and cash equivalents and restricted cash presented in Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-13.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Preferred Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accum Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$—		$—	$80,318	$—	$(1,177)	$—	$452	$79,593
Net (loss) income				(5,065)				38	(5,027)
Other comprehensive loss						(2,183)			(2,183)
Distributions to Dow and DowDuPont				(2,806)					(2,806)
Issuance of DowDuPont stock				85					85
Share-based compensation				129					129
Contributions from Dow and DowDuPont				5,363					5,363
Other				(4)				3	(1)
Balance at December 31, 2018	$—		$—	$78,020	$—	$(3,360)	$—	$493	$75,153
Net (loss) income				(641)	(318)			18	(941)
Other comprehensive loss						(1,124)			(1,124)
Common dividends ($0.26 per share)			(97)		(97)				(194)
Distributions to Dow and DowDuPont				(317)					(317)
Issuance of DowDuPont stock				39					39
Issuance of Corteva stock			8						8
Share-based compensation			41	62					103
Common Stock Repurchase			(25)						(25)
Contributions from Dow and DowDuPont				7,396					7,396
Impact of Internal Reorganizations				(56,479)		1,214		(231)	(55,496)
Reclassification of Divisional Equity to Additional Paid-in Capital	7		28,070	(28,077)					—
Other				(3)	(10)			(34)	(47)
Balance at December 31, 2019	$7		$27,997		$(425)	$(3,270)	$—	$246	$24,555
Net (loss) income					681			20	701
Other comprehensive income ( loss)						380			380
Share-based compensation			60		(1)				59
Common dividends ($.52 per share)			(194)		(194)				(388)
Common Stock Repurchase			(216)		(59)				(275)
Issuance of Corteva stock			56						56
Acquisition of a noncontrolling interest in consolidated subsidiaries			(37)					(15)	(52)
Other - net			41		(2)			(12)	27
Balance at December 31, 2020	$7		$27,707		$—	$(2,890)	$—	$239	$25,063
See Notes to the Consolidated Financial Statements beginning on page F-13.

Corteva, Inc.
Notes to the Consolidated Financial Statements

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. is a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 140 countries. Corteva has two reportable segments: seed and crop protection. See Note 25 - Segment Information, to the Consolidated Financial Statements, for additional information on the company's reportable segments.

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

Subsequent to the Merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products through a series of tax-efficient transactions (collectively, the "Business Separations”). Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock, as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

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

In furtherance of the Business Separations, EID engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization” and the "Business Realignment," respectively) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•the assets and liabilities aligned with EID’s materials science business, including EID’s ethylene and ethylene copolymers business, excluding its ethylene acrylic elastomers business, (“EID ECP”) were transferred or conveyed to separate legal entities (the “Materials Science Entities”) that were ultimately conveyed by DowDuPont to Dow;

•the assets and liabilities aligned with the EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”);

•on April 1, 2019, EID transferred and conveyed its Materials Science Entities to DowDuPont;

•on May 1, 2019, EID distributed its Specialty Products Entities to DowDuPont;

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
•on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont; and

•on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

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

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns 100% of the outstanding common stock of EID, and EID owns 100% of DAS. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

DAS Common Control Business Combination
The transfer or conveyance of DAS to Corteva was treated as a transfer of entities under common control. As such, the company recorded the assets, liabilities, and equity of DAS on its balance sheet at their historical basis. Transfers of businesses between entities under common control requires the financial statements to be presented as if the transaction had occurred at the point at which common control first existed (the Merger Effectiveness Time). As a result, the accompanying Consolidated Financial Statements and Notes thereto include the results of DAS as of the Merger Effectiveness Time. See Note 4 - Common Control Business Combination, to the Consolidated Financial Statements, for additional information.

For periods prior to the Corteva Distribution, the combined results of operations and assets and liabilities of EID and DAS were derived from the Consolidated Financial Statements and accounting records of EID as well as the carve-out financial statements of DAS. The DAS carve-out financial statements reflect the historical results of operations, financial position, and cash flows of Historical Dow's Agricultural Sciences Business and include allocations of certain expenses for services from Historical Dow, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance, and stock-based compensation. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated under the basis of headcount or other measures.

The company's Consolidated Balance Sheets for all periods presented consist of Corteva, Inc. and its consolidated subsidiaries.

The company's Consolidated Statements of Operations (the "Consolidated Statements of Operations") for all periods prior to the Corteva Distribution consist of the combined results of operations for Historical EID and DAS. The Consolidated Statements of Operations for all periods after the Corteva Distribution represent the consolidated balances of the company. Intercompany balances and transactions with Historical EID and DAS have been eliminated.

During the first quarter 2020, the company recorded an increase of $40 million to APIC relating to net assets recorded as transferred as part of the 2019 Internal Reorganizations that were retained.

Divestiture of EID ECP
The transfer of EID ECP meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income (loss), stockholder's equity and cash flows related to EID ECP have not been segregated and are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for 2019 and all prior periods. Amounts related to EID ECP are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information.

Divestiture of EID Specialty Products Entities
The transfer of the EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income (loss), stockholder's equity and cash flows related to the EID Specialty Products Entities

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
have not been segregated and are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for 2019 and all prior periods. Amounts related to the EID Special Products Entities are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information.

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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2020 and 2019, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Restricted Cash
Restricted cash represents trust assets of $347 million and $409 million as of December 31, 2020 and 2019, respectively, and is included within other current assets on the Consolidated Balance Sheets. See Note 9 - Supplementary Information, to the Consolidated Financial Statements, for further information.

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) or current period earnings if an allowance for credit losses has been established. The cost of investments sold is determined by specific identification.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar ("USD") or a related foreign currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent or foreign subsidiaries operating in a hyper-inflationary environment (USD functional currency) and 2) self-contained (related foreign functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

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

For foreign entities where a related foreign currency is the functional currency, assets and liabilities denominated in the related foreign currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive loss in equity. Assets and liabilities denominated in other than the functional currency are re-measured into the functional currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

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

As of December 31, 2020, approximately 62% and 38% of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. As of December 31, 2019, approximately 59% and 41% of the company's inventories were accounted for under the FIFO and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 13 - Inventories, to the Consolidated Financial Statements, for further information.

The company establishes an obsolescence reserve for inventory based upon quality considerations and assumptions about future demand and market conditions.

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

Goodwill and Other Intangible Assets
The company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level at least annually,

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The company performs an annual goodwill impairment test in the fourth quarter.

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.  The company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach) or the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis included future cash flow projections, weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The company performs an impairment assessment using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The significant assumptions used in the calculation included projected revenue, the royalty rate, the discount rate, and the terminal growth rate. These significant assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.

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

The company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. In the Consolidated Statements of Operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. See Note 16 - Leases, to the Consolidated Financial Statements, for further information.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value. Depreciation is recognized over the remaining useful life of the assets.

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the (loss) gain is reported in accumulated other comprehensive loss until it is cleared to earnings during the same period in which the hedged item affects earnings. For derivative instruments designated as net investment hedges, the (loss) gain is reported within accumulated other comprehensive loss until the subsidiary is divested.

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

The company included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. See Note 22 - Financial Instruments, to the Consolidated Financial Statements, for additional discussion regarding the company's objectives and strategies for derivative instruments.

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

Revenue Recognition
The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 6 - Revenue, to the Consolidated Financial Statements, for additional information on revenue recognition.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
At December 31, 2020, the balance of prepaid royalties reflected in other current assets and other assets was $426 million and $459 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation has been that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company accelerated the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense has therefore increased significantly through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

In connection with the departure from these traits, beginning January 1, 2020 the company presents and discloses the non-cash accelerated prepaid royalty amortization expense as a component of Restructuring and Asset Related Charges - Net, in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represents the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the variable cash rate per the Roundup Ready 2 License Agreement.

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

Integration and Separation Costs
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Income Taxes
The company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date (see Note 10 - Income Taxes, to the Consolidated Financial Statements, for further information relating to the enactment of the Tax Cuts and Job Act).

The company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The current portion of uncertain income tax positions is included in income taxes payable or income tax receivable, and the long-term portion is included in other noncurrent obligations and other noncurrent assets in the Consolidated Balance Sheets.

Income tax related penalties are included in the provision for income taxes in the Consolidated Statements of Operations. Interest accrued related to unrecognized tax benefits is included within the (benefit from) provision for income taxes from continuing operations in the Consolidated Statements of Operations.

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

NOTE 3 - RECENT ACCOUNTING GUIDANCE

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

The company adopted the guidance in the first quarter of 2020. The primary impact of adoption related to the credit losses on accounts and notes receivable, which is applied using a cumulative-effect adjustment in the period of adoption, and prior periods are not restated. The adoption of ASU 2016-13 did not have a material impact on the company's financial position, results of operations or cash flows. See Note 10 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. This

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
ASU is to be applied retrospectively to the date of initial application of Topic 606. The company adopted this guidance on January 1, 2020 and it did not have a material impact on the company's financial position, results of operations or cash flows.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. The amendments in this Update are effective immediately for all entities and may be applied retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or prospectively to new modifications subsequent to the issuance of this Update. The adoption of ASU 2021-01 did not have a material impact on the company’s financial position, results of operation or cash flows.

Accounting Guidance Issued But Not Adopted as of December 31, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which as part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, however all amended guidance must be adopted in the same period and should be reflected as of the beginning of the annual period if initially adopted and applied during an interim period. The company does not expect the impact of adoption to be material.

NOTE 4 - COMMON CONTROL BUSINESS COMBINATIONS

DAS Common Control Combination
Based on an evaluation of the provisions of ASC 805 (Business Combinations), Corteva and DAS represented entities under common control, as both shared DowDuPont as their parent company. As a result, the assets, liabilities and operations of Corteva and DAS were combined at their historical carrying amounts, and periods prior to the Internal Reorganizations are adjusted as if Corteva and DAS had been combined since the Merger Effectiveness Time, when the entities were first under common control. Accordingly, in 2019, the accompanying Consolidated Financial Statements and Notes thereto were retrospectively revised to include the transferred net assets and results of operations of DAS beginning on September 1, 2017. Refer to Note 1 - Background and Basis of Presentation, for additional information on the common control combination.

The following table provides supplemental results of EID and DAS, as previously reported, for the year ended December 31, 2018:

For the Year Ended December 31, 2018
(In millions)	Historical EID	Discontinued Operations and Other Adjustments[1]	DAS	Corteva
Net Sales	$26,279	$(17,638)	$5,646	$14,287
(Loss) income from continuing operations before income taxes	$(4,793)	$(2,128)	$115	$(6,806)
Loss from continuing operations after income taxes	$(5,013)	$(1,753)	$(9)	$(6,775)
1.Reflects discontinued operations of EID's ECP and Specialty Products Entities and adjustments primarily related to the elimination of intercompany transactions between EID and DAS for periods subsequent to the Merger, as if they were combined affiliates, and adjustments made to align historical financial statement presentation of DAS and Corteva.

Intercompany balances and transactions with Historical EID and DAS have been eliminated.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 5 - DIVESTITURES AND OTHER TRANSACTIONS

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions (collectively, the "Separation Agreements"). The Parties entered into, among other agreements, the following agreements:

•Separation and Distribution Agreement - Effective April 1, 2019, the Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Corteva Separation Agreement").

•Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019 as amended on June 1, 2019 that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur.

•Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 Corteva and Dow, and effective June 1, 2019 Corteva and DuPont entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation Agreement.

•Letter Agreement - DuPont and Corteva entered into a Letter Agreement. The Letter Agreement sets forth certain additional terms and conditions related to the Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2020, the indemnification assets are $27 million within accounts and notes receivable - net and $51 million within other assets in the Consolidated Balance Sheet. At December 31, 2020, the indemnification liabilities are $5 million within accrued and other current liabilities and $79 million within other noncurrent obligations in the Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2020, the indemnification assets are $5 million within accounts and notes receivable - net in the Consolidated Balance Sheet. At December 31, 2020, the indemnification liabilities are $87 million within accrued and other current liabilities and $13 million within other noncurrent obligations in the Consolidated Balance Sheet.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

EID ECP Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to DowDuPont.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

	For the Year Ended December 31,
(In millions)	2019	2018
Net sales	$362	$1,564
Cost of goods sold	259	1,082
Research and development expense	4	23
Selling, general and administrative expenses	9	43
Amortization of intangibles	23	96
Restructuring and asset related charges - net	2	12
Integration and separation costs	44	135
Other income - net	2	13
Income from discontinued operations before income taxes	23	186
Provision for income taxes on discontinued operations	4	35
Income from discontinued operations after income taxes	$19	$151

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to EID ECP:

	For the Year Ended December 31,
(In millions)	2019	2018
Depreciation	$28	$133
Amortization of intangibles	23	96
Capital expenditures	16	77

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
EID Specialty Products Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of the EID Specialty Products Entities to DowDuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

	For the Year Ended December 31,
(In millions)	2019	2018
Net sales	$5,030	$15,711
Cost of goods sold	3,352	10,533
Research and development expense	204	626
Selling, general and administrative expenses	573	1,599
Amortization of intangibles	267	815
Restructuring and asset related charges - net	115	97
Integration and separation costs	253	340
Goodwill impairment	1,102	—
Other income - net	57	241
(Loss) income from discontinued operations before income taxes	(779)	1,942
Provision for income taxes on discontinued operations	80	340
(Loss) income from discontinued operations after income taxes	$(859)	$1,602

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

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

	For the Year Ended December 31,
(In millions)	2019	2018
Depreciation	$281	$837
Amortization of intangibles	267	815
Capital expenditures	481	911

Merger Remedy - Divested Ag Business
As a condition of the regulatory approval for the Merger, including by the European Commission, EID was required to divest (the “Divested Ag Business”) certain assets related to its crop protection business and research and development ("R&D") organization, specifically EID’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, EID and FMC Corporation (“FMC”) entered into a definitive agreement (the "FMC Transaction Agreement"), and on November 1, 2017 FMC acquired the Divested Ag Business. As a result of the agreement, EID entered into favorable contracts with FMC of $495 million, which were recorded as intangible assets recognized at the fair value of off-market contracts.

For the year ended December 31, 2019, the company recorded income from discontinued operations after income taxes related to the Divested Ag Business of $80 million related to changes in accruals for certain prior year tax positions. For the year ended December 31, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $(10) million, $(5) million after tax.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the completion of the Chemours Separation.

Pursuant to the Chemours Separation Agreement, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In January 2021, Chemours, DuPont and Corteva entered into a binding memorandum of understanding ("MOU") amending the Chemours Separation Agreement, and thereby replacing the 2017 amendment.

In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2020, the indemnified assets are $66 million within accounts and notes receivable - net and $257 million within other assets (along with the corresponding liabilities within accrued and other current liabilities and other noncurrent obligations on the Consolidated Balance Sheet). Additionally, at December 31, 2020 the company recorded indemnification liabilities related to the MOU, primarily associated with environmental remediation related to PFAS, of $8 million within accrued and other current liabilities and $31 million within other noncurrent obligations in the Consolidated Balance Sheet with corresponding charges to (loss) income from discontinued operations after income taxes, during the year ended December 31, 2020.

In addition, in January 2021 Chemours, DuPont and Corteva agreed to settle approximately 95 matters, as well as unfiled matters remaining in the Ohio MDL, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company has recorded a liability for its share of the settlement, with a charge to (loss) income from discontinued operations after income taxes, during the year ended December 31, 2020.

See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further discussion of the amendment to the Chemours Separation Agreement, memorandum of understanding and certain litigation and environmental matters indemnified by Chemours.

Other Discontinued Operations Activity
For the year ended December 31, 2020, the company recorded income from discontinued operations after income taxes of $10 million related to the adjustment of certain prior year tax positions for previously divested businesses. For the year ended December 31, 2019, the company recorded income from discontinued operations after income taxes of $89 million related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses.

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

Revenue from product sales is recognized when the customer obtains control of the company's product, which occurs at a point in time according to shipping terms. Payment terms are generally less than one year from invoicing. The company elected the practical expedient and does not adjust the promised amount of consideration for the effects of a significant financing component when the company expects it will be one year or less between when a customer obtains control of the company's product and when payment is due. The company has elected to recognize shipping and handling activities when control has transferred to the customer as an expense in cost of goods sold. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. In addition, the company elected the practical expedient to expense any costs to obtain contracts as incurred, as the amortization period for these costs would have been one year or less.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to remaining performance obligations for only those contracts with an original duration of one year or more. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $115 million and $108 million at December 31, 2020 and December 31, 2019, respectively. The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

Contract Balances	December 31, 2020	December 31, 2019
(In millions)
Accounts and notes receivable - trade[1]	$3,917	$4,396
Contract assets - current[2]	$22	$20
Contract assets - noncurrent[3]	$54	$49
Deferred revenue - current[4]	$2,662	$2,584
Deferred revenue - noncurrent[5]	$116	$108
1.Included in accounts and notes receivable - net in the Consolidated Balance Sheets.
2.Included in other current assets in the Consolidated Balance Sheets.
3.Included in other assets in the Consolidated Balance Sheets.
4.Included in accrued and other current liabilities in the Consolidated Balance Sheets.
5.Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue at the beginning of the period was $2,540 million ($2,146 million for the year ended December 31, 2019).

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	For the Year Ended December 31,
(In millions)	2020	2019[1]	2018[1]
Corn	$5,182	$5,126	$5,220
Soybean	1,445	1,387	1,497
Other oilseeds	619	593	645
Other	510	484	480
Seed	7,756	7,590	7,842
Herbicides	3,280	3,206	3,413
Insecticides	1,764	1,652	1,506
Fungicides	1,032	1,072	1,142
Other	385	326	384
Crop Protection	6,461	6,256	6,445
Total	$14,217	$13,846	$14,287
1.Prior periods have been reclassified to conform to current period presentation.

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	For the Year Ended December 31,
(In millions)	2020	2019	2018
North America[1]	$4,795	$4,724	$4,974
EMEA[2]	1,468	1,378	1,408
Latin America	1,117	1,130	1,102
Asia Pacific	376	358	358
Total	$7,756	$7,590	$7,842

Crop Protection	For the Year Ended December 31,
(In millions)	2020	2019	2018
North America[1]	$2,373	$2,205	$2,438
EMEA[2]	1,374	1,362	1,357
Latin America	1,688	1,759	1,715
Asia Pacific	1,026	930	935
Total	$6,461	$6,256	$6,445
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Refer to Note 24 - Geographic Information, for the breakout of consolidated net sales by geographic region.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 7 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. The company recorded net pre-tax restructuring charges in 2020 under the Execute to Win Program, as disclosed in the tables below. Future cash payments related to this charge are anticipated to be $77 million, primarily related to the payment of severance and related benefits and asset retirement obligations. The company does not anticipate any additional material charges from the Execute to Win Program as actions associated with this charge are substantially complete.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

(In millions)	For the Year Ended December 31, 2020
Seed	$15
Crop Protection	98
Corporate expenses	63
Total	$176
The below is a summary of charges incurred related to the Execute to Win Productivity Program for the year ended December 31, 2020:

(In millions)	For the Year Ended December 31, 2020
Severance and related benefit costs - net	$63
Asset related charges	113
Total restructuring and asset related charges - net	$176

A reconciliation of the December 31, 2019 to the December 31, 2020 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit (Credits) Costs	Asset Related Charges	Total
Balance at December 31, 2019	$—	$—	$—
Charges to income from continuing operations for the year ended December 31, 2020	63	113	176
Payments	(10)	(5)	(15)
Asset write-offs	—	(105)	(105)
Balance at December 31, 2020	$53	$3	$56

In addition to the above, the company has recorded asset retirement obligations of $21 million as of December 31, 2020. The asset retirement obligations relate to the company’s required demolition and removal for buildings and equipment, primarily at third party leased sites and will be recognized as asset related charges over the remaining useful lives of the related assets. The company’s leases require these assets be removed from leased land within 12-24 months of operations being ceased. The company ceased substantially all operations in 2020 and the assets are expected to be removed within the contractual timeframe.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded net pre-tax restructuring charges of $845 million from inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $317 million, contract termination costs of $193 million, and asset related charges of $335 million. Actions associated with the Synergy Program, including employee separations, were substantially complete by the end of 2019.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The Synergy Program net charges (benefits) related to the segments, as well as corporate expenses, were as follows:

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Seed	$(9)	$66	$237
Crop Protection	11	27	57
Corporate expenses	(2)	(1)	190
Total	$—	$92	$484

The below is a summary of net charges (benefits) incurred related to the Synergy Program for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Severance and related benefit (credits) costs - net	$(2)	$(7)	$191
Contract termination charges	—	69	84
Asset related charges	2	30	209
Total restructuring and asset related charges - net	$—	$92	$484

Account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit (Credits) Costs	Costs Associated with Exit and Disposal Activities[1]	Asset Related Charges	Total
Balance at December 31, 2019	$29	$40	$—	$69
(Benefits) charges to income from continuing operations for the year ended December 31, 2020	(2)	—	5	3
Payments	(19)	(10)	2	(27)
Asset write-offs	—	—	(7)	(7)
Balance at December 31, 2020	$8	$30	$—	$38
1.Relates primarily to contract terminations charges.

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures in preparation for the Business Separations. The company recorded net pre-tax restructuring charges, from inception-to-date, as disclosed in the tables below. The actions related to this program were completed in 2019.

The DowDuPont Agriculture Division Restructuring Program (benefits) charges related to the segments, as well as corporate expenses, were as follows:

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Seed	$3	$5
Crop Protection	(4)	1
Corporate expenses	(13)	78
Total	$(14)	$84

The below is a summary of net (benefits) charges incurred related to the DowDuPont Agriculture Division Restructuring Program for the years ended December 31, 2019 and 2018:

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Severance and related benefit (credits) costs - net	$(17)	$78
Asset related charges	3	6
Total	$(14)	$84

Other Asset Related Charges
For the year ended December 31, 2020, the company recognized $159 million, in restructuring and asset related charges, net in the Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

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

In addition, in 2018, based on updated projections for the company’s investments in nonconsolidated affiliates in China related to the seed segment, management determined the fair values of the investments in nonconsolidated affiliates were below the carrying values and had no expectation the fair values would recover due to the continuing unfavorable regulatory environment including lack of intellectual property protection, uncertain product registration timing and limited freedom to operate. As a result, management concluded the impairment was other than temporary and in the third quarter of 2018 recorded a non-cash impairment charge of $41 million in restructuring and asset related charges - net in the company's Consolidated Statements of Operations, none of which is tax-deductible. Refer to Note 23 - Fair Value Measurements, for further information.

NOTE 8 - RELATED PARTY TRANSACTIONS

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reported transactions with Historical Dow and its affiliates as related party transactions.

Purchases from Historical Dow and its affiliates were $42 million, and $149 million for the years ended December 31, 2019 and 2018, respectively.

Transactions with DowDuPont
In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February, May, August and November 2018, the DowDuPont Board declared first, second, third and fourth quarter dividends per share of DowDupont common stock payable on March 15, 2018, June 15, 2018, September 15, 2018 and December 14, 2018, respectively. For the year ended December 31, 2018, EID declared and paid distributions in cash to DowDuPont of about $2,806 million primarily to fund a portion of DowDuPont's share repurchases and dividend payments for these periods. In addition, in 2019 and 2018, DowDuPont contributed cash to Corteva to fund portions of the company's debt redemption/repayment transactions. See Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements, for additional information.

In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of about $317 million for the year ended December 31, 2019 to fund a portion of DowDuPont’s dividend payments.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - SUPPLEMENTARY INFORMATION

Other Income - Net	For the Year Ended December 31,
(In millions)	2020	2019	2018
Interest income	$56	$59	$86
Equity in losses of affiliates - net	—	(9)	(1)
Net (loss) gain on sales of businesses and other assets[1]	(2)	64	62
Net exchange losses[2,3]	(174)	(99)	(127)
Non-operating pension and other post employment benefit credit[4]	368	191	275
Miscellaneous (expenses) income - net[5]	(36)	9	(46)
Other income - net	$212	$215	$249
1    The year ended December 31, 2020 includes a loss of $(53) million and a gain of $27 million relating to the expected sale of the La Porte site, for which the company signed an agreement in 2020, and the sale of a business in Asia Pacific in the crop protection segment, respectively.
2    Includes net pre-tax exchange losses of $(82) million, $(51) million and $(68) million associated with the devaluation of the Argentine peso for the years ended December 31, 2020, 2019 and 2018, respectively.
3    Includes a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, which is included within significant items.
4    Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and settlement (loss) gain).
5    Miscellaneous (expenses) income - net, includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont, and other items. In addition, the year ended December 31, 2018 includes a $(53) million loss related to the deconsolidation of a subsidiary (refer to Note 25 - Segment Information). Refer to Note 12 - Accounts and Notes Receivable - Net, for additional information on losses on the sale of receivables.

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

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Subsidiary Monetary Position (Loss) Gain
Pre-tax exchange (loss) gain	$(263)	$(41)	$(221)
Local tax benefits (expenses)	34	2	(31)
Net after-tax impact from subsidiary exchange loss	$(229)	$(39)	$(252)

Hedging Program (Loss) Gain
Pre-tax exchange gain (loss)	$89	$(58)	$94
Tax (expenses) benefits	(21)	13	(21)
Net after-tax impact from hedging program exchange gain (loss)	$68	$(45)	$73

Total Exchange (Loss) Gain
Pre-tax exchange loss	$(174)	$(99)	$(127)
Tax benefits (expenses)	13	15	(52)
Net after-tax exchange loss	$(161)	$(84)	$(179)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows.

(In millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$3,526	$1,764
Restricted cash	347	409
Total cash, cash equivalents and restricted cash	3,873	2,173

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at December 31, 2020 and December 31, 2019 is related to the Trust.

Accrued and other current liabilities
Accrued and other current liabilities were $4,807 million at December 31, 2020 and $4,434 million at December 31, 2019. Refer to Note 6 - Revenue, for discussion of deferred revenue, which is a component of accrued and other current liabilities. No other components of accrued and other current liabilities were more than 5 percent of total current liabilities.

Accounts payable
Accounts payable was $3,615 million at December 31, 2020 and $3,702 million at December 31, 2019. Accounts payable - trade, which is a component of accounts payable, was $2,557 million at December 31, 2020 and $2,577 million at December 31, 2019. Accounts payable - other, which is a component of accounts payable, was $1,058 million at December 31, 2020 and $927 million at December 31, 2019. No other components of accounts payable were more than 5 percent of total current liabilities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 10 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax (“transition tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moved to a territorial system. At December 31, 2017, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of The Act were refined upon obtaining, preparing, or analyzing additional information during the measurement period.

At December 31, 2018, the company had completed its accounting for the tax effects of The Act.

•As a result of The Act, the company remeasured its U.S. federal deferred income tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The company recorded a cumulative benefit of $(2,847) million (which includes a $(34) million benefit in the year ended December 31, 2018) to benefit from income taxes on continuing operations with respect to the remeasurement of the company's deferred tax balances. Of the $(34) million benefit, $(114) million relates to the company's discretionary pension contribution in 2018, which was deducted on a 2017 tax return. The remaining charges relate to purchase accounting adjustments made throughout 2018.

•The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The company recorded a cumulative charge of $928 million (which includes a $182 million charge in the year ended December 31, 2018) to benefit from income taxes on continuing operations with respect to the one-time transition tax.

•In the year ended December 31, 2018, the company recorded a $16 million charge to benefit from income taxes on continuing operations associated with an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory.

For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2020	2019	2018
Income (loss) from continuing operations before income taxes
Domestic	$(83)	$(1,352)	$(5,040)
Foreign	758	1,036	(1,766)
Income (loss) from continuing operations before income taxes	$675	$(316)	$(6,806)
Current tax expense (benefit)
Federal	$28	$(11)	$(112)
State and local	9	1	(32)
Foreign	222	317	446
Total current tax expense	$259	$307	$302
Deferred tax (benefit) expense
Federal	$(116)	$(392)	$(124)
State and local	27	156	(39)
Foreign	(251)	(117)	(170)
Total deferred tax benefit	$(340)	$(353)	$(333)
Benefit from income taxes on continuing operations	(81)	(46)	(31)
Net income (loss) from continuing operations after taxes	$756	$(270)	$(6,775)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net [1]	(13.9)	(18.4)	0.4
Acquisitions, divestitures and ownership restructuring activities [2,3,4]	(0.3)	(10.7)	(2.3)
U.S. research and development credit	(2.9)	7.0	0.1
Exchange gains/losses [5]	3.5	(1.8)	(1.3)
SAB 118 Impact of Enactment of U.S. Tax Reform[6]	—	—	(3.0)
State and local incomes taxes - net	4.0	3.2	0.5
Impact of Swiss Tax Reform[7]	(27.0)	11.9	—
Excess tax benefits/deficiencies from stock compensation	1.0	(0.6)	0.1
Tax settlements and expiration of statute of limitations	0.4	3.9	(0.1)
Goodwill impairment [8]	—	—	(15.2)
Other - net	2.2	(0.9)	0.3
Effective tax rate on income from continuing operations	(12.0)%	14.6%	0.5%
1.    Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Includes a tax benefit of $(51) million for the year ended December 31, 2020, related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of The Act's foreign tax provisions.
2.    See Notes 4 - Common Control Business Combination, and Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information.
3.    Includes a net tax charge of $50 million related to repatriation activities to facilitate the Business Separations for the year ended December 31, 2018.
4.    Includes a net tax charge of $25 million for the year ended December 31, 2018 related to an internal legal entity restructuring associated with the Business Separations.
5.    Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 9 - Supplementary Information, and Note 22 - Financial Instruments, under the heading Foreign Currency Risk.
6.    Reflects a net tax charge of $164 million associated with the company's completion of the accounting for the tax effects of The Act for the year ended December 31, 2018.
7.    Reflects tax benefits of $(182) million primarily driven by the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") for the year ended December 31, 2020. Reflects tax benefits of $(38) million associated with the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform"), for the year ended December 31, 2019.
8.    Reflects the impact of the non-tax-deductible, non-cash impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil for the year ended December 31, 2018.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Deferred Tax Balances at December 31	2020		2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$170	$—	$369
Tax loss and credit carryforwards[1]	497	—	761	—
Accrued employee benefits	1,415	—	1,717	—
Other accruals and reserves	238	—	135	—
Intangibles	—	2,418	—	2,738
Inventory	127	—	25	—
Research and development capitalization	186	—	131	—
Investments	56	—	53	—
Unrealized exchange gains/losses	2	—	—	39
Other – net	91	—	148	—
Subtotal	$2,612	$2,588	$2,970	$3,146
Valuation allowances[2]	(453)	—	(457)	—
Total	$2,159	$2,588	$2,513	$3,146
Net Deferred Tax Liability	$(429)		$(633)
1.    Primarily related to the realization of recorded tax benefits on tax loss and credit carryforwards from operations in the United States, Brazil, and Spain.
2. During the year ended December 31, 2020, the company established a $19 million state tax valuation allowance in the U.S. based on a change in judgement about the realizability of a deferred tax asset. During the year ended December 31, 2019, the company released a valuation allowance against the net deferred tax asset position of a legal entity in Switzerland in connection with an internal merger, resulting in a tax benefit of $(34) million. During the year ended December 31, 2018, the company established a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil due to revised financial projections, resulting in tax expense of $75 million. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowance in certain jurisdictions will exist within the next 12 months.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2020	2019
Operating loss carryforwards
Expire within 5 years	$99	$131
Expire after 5 years or indefinite expiration	343	400
Total operating loss carryforwards	$442	$531
Tax credit carryforwards
Expire within 5 years	$14	$30
Expire after 5 years or indefinite expiration	41	200
Total tax credit carryforwards	$55	$230
Total Operating Loss and Tax Credit Carryforwards	$497	$761

Total Gross Unrecognized Tax Benefits	For the Year Ended December 31,
(In millions)	2020	2019	2018
Total unrecognized tax benefits as of beginning of period	$426	$749	$741
Decreases related to positions taken on items from prior years	(14)	(167)	(44)
Increases related to positions taken on items from prior years	5	77	74
Increases related to positions taken in the current year	6	54	9
Settlement of uncertain tax positions with tax authorities	(18)	(9)	(13)
Impact of Internal Reorganizations	—	(278)	—
Decreases due to expiration of statutes of limitations	(7)	—	(5)
Exchange loss (gain)	(3)	—	(13)
Total unrecognized tax benefits as of end of period	$395	$426	$749
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$156	$188	$45
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$(2)	$(4)	$11
Total accrual for interest and penalties associated with unrecognized tax benefits at end of period	$18	$24	$45

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31,	Earliest Open Year
Jurisdiction
Argentina	2014
Brazil	2014
Canada	2012
China	2008
France	2017
India	2007
Italy	2015
Switzerland	2015
United States:
Federal income tax	2012
State and local income tax	2001

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $4,130 million at December 31, 2020. As a result of the Act, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future; however, those distributions may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. The company is asserting indefinite reinvestment related to certain investments in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

For periods between the Merger Effectiveness Time and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income.  Corteva, DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for further information related to indemnifications between Corteva, Dow and DuPont.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 11 - EARNINGS PER SHARE OF COMMON STOCK

On June 1, 2019, the date of the Corteva Distribution, 748,815,000 shares of the company’s common stock were distributed to DowDuPont shareholders of record as of May 24, 2019.

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	For the Year Ended December 31,
(In millions)	2020	2019	2018
Income (loss) from continuing operations after income taxes	$756	$(270)	$(6,775)
Net income attributable to continuing operations noncontrolling interests	20	13	29
Income (loss) from continuing operations attributable to Corteva common stockholders	736	(283)	(6,804)
(Loss) income from discontinued operations, net of tax	(55)	(671)	1,748
Net income attributable to discontinued operations noncontrolling interests	—	5	9
(Loss) income from discontinued operations attributable to Corteva common stockholders	(55)	(676)	1,739
Net income (loss) attributable to common stockholders	$681	$(959)	$(5,065)

Earnings (Loss) Per Share Calculations - Basic	For the Year Ended December 31,
(Dollars per share)	2020	2019	2018
Earnings (loss) per share of common stock from continuing operations	$0.98	$(0.38)	$(9.08)
(Loss) earnings per share of common stock from discontinued operations	(0.07)	(0.90)	2.32
Earnings (loss) per share of common stock	$0.91	$(1.28)	$(6.76)

Earnings (Loss) Per Share Calculations - Diluted	For the Year Ended December 31,
(Dollars per share)	2020	2019	2018
Earnings (loss) per share of common stock from continuing operations	$0.98	$(0.38)	$(9.08)
(Loss) earnings per share of common stock from discontinued operations	(0.07)	(0.90)	2.32
Earnings (loss) per share of common stock	$0.91	$(1.28)	$(6.76)

Share Count Information	For the Year Ended December 31,
(Shares in millions)	2020	2019	2018
Weighted-average common shares - basic[1]	748.7	749.5	749.4
Plus dilutive effect of equity compensation plans[2]	2.5	—	—
Weighted-average common shares - diluted	751.2	749.5	749.4
Potential shares of common stock excluded from EPS calculations[3]	9.4	14.4	—
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 12 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2020	December 31, 2019
Accounts receivable – trade[1]	$3,754	$4,225
Notes receivable – trade[1,2]	163	171
Other[3]	1,009	1,132
Total accounts and notes receivable - net	$4,926	$5,528
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $208 million at December 31, 2020 and $174 million at December 31, 2019. Allowances are equal to the estimated uncollectible amounts. The allowance at December 31, 2020 is equal to the expected credit losses and was developed using a loss-rate method. The allowance at December 31, 2019 is equal to the estimated uncollectible amounts and is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2020 and 2019, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $106 million and $119 million as of December 31, 2020 and 2019, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value.

The following table summarizes changes in the allowance for doubtful receivables for the twelve months ended December 31, 2020:

(In millions)
Balance at December 31, 2019	$174
Additions charged to expense	154
Write-offs charged against allowance	(8)
Recoveries collected	(101)
Other	(11)
Balance at December 31, 2020	$208

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

Trade receivables sold under these agreements were $255 million, $328 million, and $133 million for the years ended December 31, 2020, 2019 and 2018, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2020 and December 31, 2019 were $157 million and $171 million, respectively. The net proceeds received were included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the Consolidated Statements of Operations. The loss on sale of receivables were $55 million, $44 million, and $25 million for the years ended December 31, 2020, 2019 and 2018, respectively. The guarantee obligations recorded as of December 31, 2020 and December 31, 2019 in the Consolidated Balance Sheets were not material. See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on the company’s guarantees.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 13 - INVENTORIES

(In millions)	December 31, 2020	December 31, 2019
Finished products	$2,584	$2,684
Semi-finished products	1,813	1,850
Raw materials and supplies	485	498
Total inventories	$4,882	$5,032

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. This fair value step-up was fully amortized, as of December 31, 2019. During the years ended December 31, 2019 and 2018, the company recognized $272 million and $1,554 million in cost of goods sold in the Consolidated Statements of Operations, respectively, related to the amortization of the step-up.
NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2020	December 31, 2019
Land and land improvements	$451	$459
Buildings	1,525	1,508
Machinery and equipment	5,556	5,323
Construction in progress	721	582
Total property, plant and equipment	8,253	7,872
Accumulated depreciation	(3,857)	(3,326)
Total property, plant and equipment - net	$4,396	$4,546

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 1 year to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 year to 8 years.

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Depreciation expense	$495	$525	$518

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 15 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2020 and 2019, respectively.

(In millions)	Agriculture	Crop Protection	Seed	Total
Balance as of December 31, 2018	$10,193	$—	$—	$10,193
Currency translation adjustment	(28)	—	—	(28)
Other goodwill adjustments and acquisitions[1]	14	—	—	14
Realignment of segments	(10,179)	4,726	5,453	—
Balance as of June 1, 2019	$—	$4,726	$5,453	$10,179
Currency translation adjustment	—	28	32	60
Other goodwill adjustments and acquisitions[2]	—	(11)	1	(10)
Balance as of December 31, 2019	—	4,743	5,486	10,229
Currency translation adjustment	—	31	38	69
Other goodwill adjustments and acquisitions[2]	—	(29)	—	(29)
Balance as of December 31, 2020	$—	$4,745	$5,524	$10,269
1.Primarily consists of the acquisition of a distributor in Greece.
2.Primarily consists of the goodwill included in the sale of businesses in the crop protection segment.

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

Additionally, during the second quarter of 2020, the company determined a triggering event had occurred as a result of changes in the company's long-term projections driven largely by the impacts of the COVID-19 pandemic on the mid-term forecasted cash flows of the business, including, but not limited to currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations) and relative commodity prices, which required an interim impairment assessment for its seed and crop protection reporting units and trade name indefinite lived intangible asset. Based on the impairment analysis performed over the company’s trade name indefinite lived intangible asset it was determined that the fair value approximated the carrying value, and no impairment charge was necessary.

The company performed quantitative testing on all of its reporting units and determined that no goodwill impairments existed in 2019 and 2020.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
forecasted projections for the agriculture reporting unit and determined it was more likely than not that the fair value of the agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the agriculture reporting unit as of September 30, 2018.

For the year ended December 31, 2018, the company performed an interim impairment analysis for the agriculture reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The company’s significant estimates in this analysis included, but were not limited to, future cash flow projections, Merger-related cost and growth synergies, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believed the current assumptions and estimates utilized were both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections discussed above. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. If the company’s ongoing estimates of future cash flows are not met, the company may have to record additional impairment charges in future periods. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Based on the analysis performed, the company determined that the carrying amount of the agriculture reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $4,503 million, reflected in goodwill impairment charge in the company’s Consolidated Statement of Operations for the year ended December 31, 2018. None of the charge was tax-deductible.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm[1]	$6,265	$(317)	$5,948	$6,265	$(63)	$6,202
Customer-related	1,984	(380)	1,604	1,977	(268)	1,709
Developed technology	1,451	(525)	926	1,463	(370)	1,093
Trademarks/trade names[2]	2,019	(99)	1,920	166	(86)	80
Favorable supply contracts	475	(302)	173	475	(207)	268
Other[3]	405	(239)	166	404	(213)	191
Total other intangible assets with finite lives	12,599	(1,862)	10,737	10,750	(1,207)	9,543

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10
Trade name[2]				1,871	—	1,871
Total other intangible assets	10	—	10	1,881	—	1,881
Total	$12,609	$(1,862)	$10,747	$12,631	$(1,207)	$11,424
1.Beginning on October, 1, 2019, the company changed its indefinite life assertion of germplasm assets to definite lived with a useful life of 25 years. The change is a result of a more focused development effort of new seed products coupled with an intent to out license select germplasm on a nonexclusive basis. Prior to changing the useful life of the germplasm assets, the company tested the assets for impairment under ASC 350 - Intangibles, Goodwill and Other, concluding the assets were not impaired. The increase in accumulated amortization for the year ended December 31, 2020 when compared to the year ended December 31, 2019 is due to 2020 including a full year of amortization of germplasm assets.
2.Beginning on October 1, 2020, the company changed its indefinite life assertion of its trade name asset to definite lived with a useful life of 25 years. This change is the result of the launch of BrevantTM seed in the retail channel in the U.S. Prior to changing the useful life of the trade name asset, the company tested the asset for impairment under ASC 350 - Intangibles, Goodwill and Other, concluding the asset was not impaired.
3.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

There were no indicators of impairment for the company’s other intangible assets that would suggest that the fair value is less than its carrying value at December 31, 2019, except for IPR&D. As a result of the company’s decision, during the fourth quarter of 2019, to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands over the subsequent five years with minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remainder of the Roundup Ready 2 License Agreement, the company determined that certain IPR&D projects associated with Roundup Ready 2 Xtend® were not recoverable and were impaired. These IPR&D projects were either abandoned or tested for impairment using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the relief from royalty method calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset charge of $90 million ($69 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the year ended December 31, 2019.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $682 million, $475 million, and $391 million, for the year ended December 31, 2020, the year ended December 31, 2019, and the year ended December 31, 2018, respectively. Amortization expense for the year ended December 31, 2020 related to the trade name asset was $19 million (see discussion above for change in the indefinite life assertion).

The estimated annual future amortization expense related to the trade name asset is approximately $75 million per year.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2021	$720
2022	$698
2023	$619
2024	$605
2025	$569

NOTE 16 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of 1 year to 51 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2020, the company has future maximum payments for residual value guarantees in operating leases of $248 million with final expirations through 2028. The company's lease agreements do not contain any material restrictive covenants. The components of lease cost were as follows:

	For the Year Ended December 31,
(In millions)	2020	2019
Operating lease cost	$197	$166
Finance lease cost
Amortization of right-of-use assets	2	10
Interest on lease liabilities	—	1
Total finance lease cost	2	11
Short-term lease cost	14	17
Variable lease cost	7	7
Total lease cost	$220	$201

New leases entered into during the years ended December 31, 2020 and December 31, 2019 were not material, on an individual basis.

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$202	$174
Operating cash outflows from finance leases	$—	$1
Financing cash outflows from finance leases	$1	$9

Supplemental balance sheet information related to leases was as follows:

(In millions)	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets[1]	$521	$555
Current operating lease liabilities[2]	138	140
Noncurrent operating lease liabilities[3]	391	426
Total operating lease liabilities	$529	$566

Finance Leases
Property, plant, and equipment, gross	$15	$15
Accumulated depreciation	(10)	(8)
Property, plant, and equipment, net	5	7
Short-term borrowings and finance lease obligations	1	4
Long-Term Debt	4	5
Total finance lease liabilities	$5	$9
1.Included in other assets in the Consolidated Balance Sheet.
2.Included in accrued and other current liabilities in the Consolidated Balance Sheet.
3.Included in other noncurrent obligations in the Consolidated Balance Sheet.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.71	10.80
Financing leases	4.26	5.10
Weighted average discount rate
Operating leases	3.06%	3.96%
Financing leases	3.28%	3.26%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2020	Operating Leases	Financing Leases
(In millions)
2021	$152	$1
2022	114	1
2023	83	1
2024	61	1
2025	51	1
2026 and thereafter	137	—
Total lease payments	598	5
Less: Interest	69	—
Present value of lease liabilities	$529	$5

Maturity of Lease Liabilities at December 31, 2019	Operating Leases	Financing Leases
(In millions)
2020	$154	$4
2021	120	2
2022	93	1
2023	67	1
2024	47	1
2025 and thereafter	167	1
Total lease payments	648	10
Less: Interest	82	1
Present value of lease liabilities	$566	$9

Net rental expense for operating leases accounted for under ASC 840, "Leases," was $225 million for the year ended December 31, 2018.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 17 - LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Long-Term Debt
	December 31, 2020		December 31, 2019
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	500	1.70%	—	—%
Maturing in 2030	500	2.30%	—	—%
Other loans:
Foreign currency loans, various rates and maturities	1		2
Medium-term notes, varying maturities through 2041	109	—%	109	1.61%
Finance lease obligations	4		5
Less: Unamortized debt discount and issuance costs	11		—
Less: Long-term debt due within one year	1		1
Total	$1,102		$115

Principal payments of long-term debt are $500 million for long-term debt maturing in 2025.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $1,166 million and $114 million at December 31, 2020 and 2019, respectively.

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

Committed and Available Credit Facilities at December 31, 2020
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2019	$3,000	$3,000	May 2024	Floating Rate
Revolving Credit Facility	May 2019	3,000	3,000	May 2022	Floating Rate
Total Committed and Available Credit Facilities		$6,000	$6,000

Revolving Credit Facilities
In November 2018, EID entered into a $3.0 billion, 5 year revolving credit facility and a $3.0 billion, 3-year revolving credit facility (the “2018 Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019 in connection with the termination of the EID $4.5 billion Term Loan Facility and the $3 billion Revolving Credit Facility dated May 2014 (discussed below). Corteva, Inc. became a party at the time of the Corteva Distribution. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 2018 Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

In March 2020, the company drew down $500 million under the $3.0 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
COVID-19 pandemic and repaid that borrowing in full in June 2020. There were no additional borrowings and the unused commitments under the 3-year revolving credit facility were $3.0 billion as of December 31, 2020.

Debt Redemptions/Repayments
In July 2018, EID fully repaid $1,250 million of 6 percent coupon bonds at maturity.

On November 13, 2018, EID launched a tender offer (the “Tender Offer”) to purchase $6.2 billion aggregate principal amount of its outstanding debt securities (the “Tender Notes”). The Tender Offer expired on December 11, 2018 (the “Expiration Date”). At the Expiration Date, $4,409 million aggregate principal amount of the Tender Notes had been validly tendered and was accepted for payment. In exchange for such validly tendered Tender Notes, EID paid a total of $4,849 million, which included breakage fees and all applicable accrued and unpaid interest on such Tender Notes. DowDuPont contributed cash (generated from its notes offering) to EID to fund the settlement of the Tender Offer and payment of associated fees. EID recorded a loss from early extinguishment of debt of $81 million, for the year ended December 31, 2018, primarily related to the difference between the redemption price and the par value of the notes, mostly offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

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

On May 7, 2019, DowDuPont publicly announced the record date in connection with the Corteva Distribution. In connection with such announcement, EID was required to redeem $1.25 billion aggregate principal amount of 2.20% Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the Special Mandatory Redemption, or “SMR Notes”) setting forth the date of redemption of the SMR Notes. On May 17, 2019 EID redeemed and paid a total of $2 billion, which included accrued and unpaid interest on the SMR Notes. EID funded the payment with a contribution from DowDuPont. Following the redemption, the SMR Notes are no longer outstanding and no longer bear interest, and all rights of the holders of the SMR Notes have terminated.

EID recorded a loss on the early extinguishment of debt of $13 million for the year ended December 31, 2019, related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $418 million at December 31, 2020. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $175 million at December 31, 2020. These letters of credit support commitments made in the ordinary course of business.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of December 31, 2020, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages F-26 and F-23 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2020 and December 31, 2019, the company had directly guaranteed $94 million and $97 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the total maximum future payments at December 31, 2020, less than $1 million had terms greater than a year. The maximum future payments include $17 million and $16 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at December 31, 2020 and December 31, 2019, respectively. See Note 12 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $16 million and $27 million at December 31, 2020 and December 31, 2019, respectively.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists.  However, the ultimate liabilities could be material to results of operations and the cash flows in the period recognized.

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information related to indemnifications.

Chemours/Performance Chemicals
Refer to Note 5 - Divestitures and Other Transactions, for additional discussion of the Chemours Separation Agreement.

In 2017, EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. In addition, in 2017, Chemours and EID each paid $335 million to settle multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works plant outside Parkersburg, West Virginia. This plant was previously owned and/or operated by the performance chemicals segment of EID and is now owned and/or operated by Chemours. The 2017 settlement did not resolve claims of certain class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. About 96 claims alleging personal injury were filed in the Ohio MDL since the 2017 settlement and a number of additional pre-suit claims for personal injury were asserted.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EID, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims has proceeded (the “Pending Arbitration”).

For additional information regarding environmental indemnification, see discussion on page F-50.

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%.

In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU.

After the term of this arrangement, Chemours’ indemnification obligations under the original 2015 Chemours Separation Agreement, would continue unchanged, subject in each case to certain exceptions set out in the MOU. Under the MOU, Chemours waived specified claims regarding the construct of its 2015 spin-off transaction, and the parties will dismiss the pending arbitration regarding those claims (as discussed below). Additionally, the parties have agreed to resolve the Ohio MDL PFOA personal injury litigation (as discussed below). The parties are expected to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU on or prior to February 28, 2021.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and (ii) Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of the common control combination with DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 1 - Background and Basis of Presentation, and Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information relating to the Separation.

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective. Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved. The company has recorded a liability of $21 million and an indemnification asset of $17 million at December 31, 2020, related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
class members. As of December 31, 2020, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

The Leach settlement permits class members to pursue personal injury claims for six health conditions (and no others) that an expert panel appointed under the settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits were filed in federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). Ohio MDL was settled in early 2017 for $670.7 million in cash, with Chemours and EID (without indemnification from Chemours) each paying half.

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first trial for these claims, a kidney cancer case, resulted in a hung jury, while the second, Travis and Julie Abbot v. E.I du Pont de Nemours and Company (the “Abbot Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium. Following entry of the judgment by the court, EID filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. The company believes the merits of the appeal will be successful in reducing the jury verdict or eliminating its liability, in whole or part.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company has recorded a liability for its share of the settlement, with a charge to (loss) income from discontinued operations after income taxes, during the year ended December 31, 2020.

Other PFOA Matters
EID is a party to other PFOA lawsuits that do not involve claims for personal injury. Defense costs and any future liabilities that may arise out of these lawsuits are subject to the MOU and the cost sharing arrangement disclosed above. Under the MOU, fraudulent conveyance claims associated with these matters are not qualified expenses, unless Corteva, Inc. and EID would prevail on the merits of these claims.

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

New Jersey. At December 31, 2020, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

Alabama / Others. EID is one of more than thirty defendants in a lawsuit by the Alabama water utility alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Michigan, Mississippi, New Hampshire, South Dakota, and Vermont recently filed lawsuits against EID, Chemours, 3M and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources.

Ohio. EID is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies.

Aqueous Firefighting Foams. Approximately 900 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 725 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. A schedule of initial trials is expected to be established in 2021.

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

At December 31, 2020, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

In addition to the federal court actions, there is an action on behalf of about 100 plaintiffs who own wells and property near the Fayatteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site. The plaintiffs’ claims for medical monitoring, punitive damages, public nuisance, trespass, unjust enrichment, failure to warn, and negligent manufacture were dismissed.

Generally, site-related expenses related GenX claims are subject to the cost sharing arrangements as defined in the MOU.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2020, the company had accrued obligations of $329 million for probable environmental remediation and restoration costs, including $52 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $620 million above the amount accrued at December 31, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2019, the company had accrued obligations of $336 million for probable environmental remediation and restoration costs, including $51 million for the remediation of Superfund sites.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page F-50.

The above noted $329 million accrued obligations includes the following:

	As of December 31, 2020
(In millions)	Indemnification Asset	Accrual balance[3,4]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$153	$154	$282
Other discontinued or divested businesses obligations[1]	—	74	222

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	37	36	61

Environmental remediation liabilities not subject to indemnity	—	65	55
Total	$190	$329	$620
1.Represents liabilities that are subject the $200 million thresholds and sharing arrangements as discussed on page F-51, under Corteva Separation Agreement.
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
4.Accrual balance excludes indemnification liabilities of $39 million to Chemours, related to the cost sharing arrangement under the MOU (see page F-27).

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

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2020 and 2019:

Shares of common stock	Issued
Balance June 1, 2019	748,815,000
Issued	586,000
Repurchased and retired	(824,000)
Balance December 31, 2019	748,577,000
Issued	3,384,000
Repurchased and retired	(8,503,000)
Balance December 31, 2020	743,458,000

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the year ended December 31, 2020, the company purchased and retired 8,503,000 shares in the open market for a total cost of $275 million. During the year ended December 31, 2019, the company purchased and retired 824,000 shares in the open market for a total cost of $25 million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Corteva, Inc. owns 100% of the outstanding common shares of EID. However, EID has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest in Corteva's Consolidated Balance Sheets. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

Below is a summary of the EID Preferred Stock at December 31, 2020 and December 31, 2019 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments[2]	Total
2018
Balance January 1, 2018	$(1,217)	$(2)	$95	$(53)	$—	$(1,177)
Other comprehensive (loss) income before reclassifications	(1,576)	(19)	(724)	132	—	(2,187)
Amounts reclassified from accumulated other comprehensive income	—	(5)	9	—	—	4
Net other comprehensive (loss) income	(1,576)	(24)	(715)	132	—	(2,183)
Balance December 31, 2018	$(2,793)	$(26)	$(620)	$79	$—	$(3,360)
2019
Other comprehensive (loss) income before reclassifications	$(274)	$16	$(723)	$(159)	$—	$(1,140)
Amounts reclassified from accumulated other comprehensive loss	—	12	5	(1)	—	16
Net other comprehensive (loss) income	(274)	28	(718)	(160)	—	(1,124)
Impact of Internal Reorganizations	1,123	—	91	—	—	1,214
Balance December 31, 2019	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)
2020
Other comprehensive (loss) income before reclassifications	$(26)	$(81)	$(191)	$670	$(10)	$362
Amounts reclassified from accumulated other comprehensive loss	—	12	5	1	—	18
Net other comprehensive (loss) income	(26)	(69)	(186)	671	(10)	380
Balance December 31, 2020	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
1.The cumulative translation adjustment losses for the year ended December 31, 2020 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the Brazilian Real ("BRL"), partially offset by the weakening of the U.S. Dollar against the Swiss franc ("CHF") and European Euro ("EUR"). The cumulative translation adjustment losses for the years ended December 31, 2019 and 2018 were primarily driven by the strengthening of the U.S. Dollar against the Brazilian Real and European Euro.
2.The unrealized loss on securities during the year ended December 31, 2020 is due to the remeasurement of USD denominated marketable securities held by certain foreign entities at December 31, 2020 with a corresponding offset to cumulative translation adjustment.

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Derivative instruments	$24	$(8)	$6
Pension benefit plans - net	54	231	199
Other benefit plans - net	(211)	52	(40)
Benefit from (provision for) income taxes related to other comprehensive income (loss) items	$(133)	$275	$165

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	For the Year Ended December 31,
	2020	2019	2018
Derivative Instruments[1]:	$18	$13	$(6)
Tax (benefit) expense[2]	(6)	(1)	1
After-tax	$12	$12	$(5)
Amortization of pension benefit plans:
Prior service benefit[3,4]	(1)	(1)	—
Actuarial losses (gains)[3,4,5]	$4	$2	$6
Curtailment loss[3,4,5]	—	—	7
Settlement loss (gain)[3,4,5]	3	4	(2)
Total before tax	6	5	11
Tax (benefit) expense[2]	(1)	—	(2)
After-tax	$5	$5	$9
Amortization of other benefit plans:
Prior service benefit[3,4]	$—	$—	$—
Actuarial (gains) losses[3,4]	1	(1)	—
Total before tax	1	(1)	—
Tax benefit[2]	—	—	—
After-tax	$1	$(1)	$—
Total reclassifications for the period, after-tax	$18	$16	$4
1.Reflected in cost of goods sold.
2.Reflected in benefit from income taxes from continuing operations.
3.These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 20 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net.
5.A portion reflected in (Loss) income from discontinued operations after income taxes for the years ended December 31, 2019 and 2018.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 20 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

As a result of the Merger, the company re-measured its pension and OPEB plans. The remeasurement of the company’s pension and OPEB plans is included in the fair value measurement of EID’s assets and liabilities as a result of the application of purchase accounting in connection with the Merger. In addition, net losses and prior service benefits recognized in accumulated other comprehensive income (loss) were eliminated. Historical Dow and EID did not merge their pension plans and OPEB plans as a result of the Merger.

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

The company made total contributions of $62 million, $121 million, and $214 million to its pension plans other than the principal U.S. pension plan for the years ended December 31, 2020, 2019 and 2018, respectively.

Corteva expects to contribute approximately $47 million to its pension plans other than the principal U.S. pension plan in 2021. The company is evaluating potential discretionary contributions in 2021 to the principal U.S. pension plan, that could reduce a portion of the underfunded benefit obligation. Any discretionary contributions depend on various factors including market conditions and tax deductible limits.

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2020	December 31, 2019
Discount rate	2.44%	3.20%
Rate of increase in future compensation levels	2.54%	2.60%

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2020	2019	2018
Discount rate	3.19%	4.19%	3.38%
Rate of increase in future compensation levels	2.60%	2.84%	4.04%
Expected long-term rate of return on plan assets	6.25%	6.24%	6.19%

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
After November 30, 2018 the rate of compensation increase in the above tables excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation as of that date.

Other Post Employment Benefits
The company has historically provided medical, dental and life insurance benefits to certain pensioners and survivors. The majority of U.S. employees hired on or after January 1, 2007, and eligible employees under the age of 50 as of November 30, 2018, are not eligible to participate in the post-retirement medical, dental and life insurance plans. The associated plans for retiree benefits are unfunded and the cost of premiums or approved claims is paid from company funds. Substantially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with costs shared between the company and pensioners and survivors. For Medicare eligible pensioners and survivors, Corteva provides a company-funded Health Reimbursement Arrangement ("HRA"). In December 2020, the company amended its retiree medical, dental and life insurance plans. Effective January 1, 2022, the company will no longer provide retiree dental and life insurance benefits. In addition, Corteva’s portion of the cost of non-Medicare retiree medical coverage will no longer be adjusted for cost increases, resulting in Corteva’s cost to be capped at the level in effect as of December 31, 2021. As a result of these changes, the company recorded a $(939) million decrease in OPEB benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income for the year ended December 31, 2020.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-61.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $207 million, $202 million, and $216 million for the years ended December 31, 2020, 2019 and 2018, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles. In 2021, the company expects to contribute approximately $217 million for its OPEB plans. Beginning in 2022, expected future benefit payments are anticipated to decrease to approximately $140 million as a result of the OPEB plan amendment.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2020	December 31, 2019
Discount rate	2.09%	3.07%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2020	2019	2018
Discount rate	3.07%	3.93%	3.56%

Assumed Health Care Cost Trend Rates	December 31, 2020	December 31, 2019
Health care cost trend rate assumed for next year	7.00%	7.20%
Rate to which the cost trend rate is assumed to decline (the ultimate health care trend rate)¹	N/A	5.00%
Year that the rate reached the ultimate health care cost trend rate¹	N/A	2028
1. Due to December 2020 plan changes, health care cost trend rates are no longer applicable to the Corteva portion of the cost, effective January 1, 2022.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Summarized information on the company's pension and other post employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Change in benefit obligations:
Benefit obligation at beginning of the period	$21,004	$23,532	$2,591	$2,514
Service cost	26	41	2	4
Interest cost	559	769	66	84
Plan participants' contributions	2	2	34	37
Actuarial (gain) loss	1,659	2,469	59	211
Benefits paid	(1,538)	(1,635)	(241)	(239)
Plan amendments	(3)	(76)	(939)	—
Net effects of acquisitions / divestitures / other	—	(1)	—	—
Effect of foreign exchange rates	(27)	(60)	(1)	—
Impact of internal reorganizations	—	(4,037)	—	(20)
Benefit obligations at end of the period	$21,682	$21,004	$1,571	$2,591

Change in plan assets:
Fair value of plan assets at beginning of the period	$16,941	$18,951	$—	$—
Actual return on plan assets	2,404	2,552	—	—
Employer contributions	62	121	207	202
Plan participants' contributions	2	2	34	37
Benefits paid	(1,538)	(1,635)	(241)	(239)
Net effects of acquisitions / divestitures / other	—	(6)	—	—
Effect of foreign exchange rates	(36)	(38)	—	—
Impact of internal reorganizations	—	(3,006)	—	—
Fair value of plan assets at end of the period	$17,835	$16,941	$—	$—
Funded status
U.S. plan with plan assets	$(3,301)	$(3,535)	$—	$—
Non-U.S. plans with plan assets	(98)	(90)	—	—
All other plans [1,2]	(448)	(438)	(1,571)	(2,591)
Funded status at end of the period	$(3,847)	$(4,063)	$(1,571)	$(2,591)
1.As of December 31, 2020, and December 31, 2019, $249 million and $294 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.
2.Includes pension plans maintained around the world where funding is not customary.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Amounts recognized in the Consolidated Balance Sheets:
Other Assets	$7	$10	$—	$—
Accrued and other current liabilities	(32)	(50)	(217)	(237)
Pension and other post employment benefits - noncurrent	(3,822)	(4,023)	(1,354)	(2,354)
Net amount recognized	$(3,847)	$(4,063)	$(1,571)	$(2,591)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net loss (gain)	$1,886	$1,641	$163	$108
Prior service (benefit) cost	(14)	(10)	(939)	—
Pretax balance in accumulated other comprehensive loss (income) at end of year	$1,872	$1,631	$(776)	$108

The significant loss related to the change in pension plan benefit obligations for the period ended December 31, 2020 is mainly due to a decrease in discount rates. The substantially lower OPEB benefit obligations for the period ended December 31, 2020 is due to the December 2020 OPEB plan amendment.

The accumulated benefit obligation for all pensions plans was $21.6 billion and $21.0 billion at December 31, 2020 and 2019, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2020	December 31, 2019
(In millions)
Projected benefit obligations	$21,513	$20,788
Fair value of plan assets	17,659	16,716

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2020	December 31, 2019
(In millions)
Accumulated benefit obligations	$21,369	$20,654
Fair value of plan assets	17,550	16,620

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Defined Benefit Pension Plans			Other Post Employment Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive loss	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost:
Service cost	$26	$41	$136	$2	$4	$9
Interest cost	559	769	755	66	84	85
Expected return on plan assets	(1,000)	(1,078)	(1,216)	—	—	—
Amortization of unrecognized loss (gain)	4	3	10	1	(1)	—
Amortization of prior service (benefit) cost	(1)	(1)	—	—	—	—
Curtailment gain	—	(2)	(11)	—	—	—
Settlement loss	3	4	5	—	—	—
Net periodic benefit (credit) cost - Total	$(409)	$(264)	$(321)	$69	$87	$94
Less: Discontinued operations[1]	—	(14)	(42)	—	—	1
Net periodic benefit (credit) cost - Continuing operations	$(409)	$(250)	$(279)	$69	$87	$93
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net loss (gain)	$247	$970	$908	$59	$211	$(172)
Amortization of unrecognized (loss) gain	(4)	(2)	(10)	(1)	1	—
Prior service (benefit) cost	(3)	(11)	17	(939)	—	—
Amortization of prior service benefit	1	1	—	—	—	—
Settlement loss	(3)	(4)	(2)	—	—	—
Effect of foreign exchange rates	2	(5)	1	(1)	—	—
Total loss (benefit) recognized in other comprehensive loss, attributable to Corteva	$240	$949	$914	$(882)	$212	$(172)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(169)	$685	$593	$(813)	$299	$(78)
1.Includes non-service related components of net periodic benefit credit of $(31) million, and $(97) million for the years ended December 31, 2019 and 2018, respectively.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2020	Defined Benefit Pension Plans	Other Post Employment Benefits
(In millions)
2021	$1,495	$217
2022	1,456	140
2023	1,424	132
2024	1,390	124
2025	1,353	116
Years 2026-2030	6,159	425
Total	$13,277	$1,154

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Plan Assets
All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is approved by the Pension Investment Committee. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 ("ERISA"). These principles include discharging Corteva's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. Corteva establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets are managed by investment professionals employed by Corteva. The remaining assets are managed by professional investment firms unrelated to the company. Corteva's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by the Pension Investment Committee. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives." Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2020	December 31, 2019
Asset Category
U.S. equity securities	20%	20%
Non-U.S. equity securities	16	16
Fixed income securities	51	50
Hedge funds	2	3
Private market securities	6	6
Real estate	4	3
Cash and cash equivalents	1	2
Total	100%	100%

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

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2020
(In millions)
Cash and cash equivalents	$2,616	$2,616	$—	$—
U.S. equity securities [1]	3,905	3,898	2	5
Non-U.S. equity securities	2,194	2,189	2	3
Debt – government-issued	3,569	—	3,569	—
Debt – corporate-issued	2,579	—	2,576	3
Debt – asset-backed	616	—	616	—
Private market securities	3	—	—	3
Real estate	28	—	—	28
Derivatives – asset position	—	—	—	—
Derivatives – liability position	—	—	—	—
Other	76	—	3	73
Subtotal	$15,586	$8,703	$6,768	$115
Investments measured at net asset value
Debt - government issued	36
Debt - corporate issued	7
U.S. equity securities	32
Non-U.S. equity securities	32
Hedge funds	391
Private market securities	1,381
Real estate funds	590
Total investments measured at net asset value	$2,469
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	214
Pension trust payables [3]	(434)
Total	$17,835
1.The Corteva pension plans directly held $165 million (approximately 1 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2020.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,343	$1,343	$—	$—
U.S. equity securities[1]	3,665	3,652	4	9
Non-U.S. equity securities	2,053	2,043	6	4
Debt – government-issued	3,693	—	3,693	—
Debt – corporate-issued	2,956	—	2,952	4
Debt – asset-backed	663	—	663	—
Private market securities	2	—	—	2
Real estate	33	—	—	33
Derivatives – asset position	2	—	2	—
Derivatives – liability position	(19)	—	(19)	—
Other	19	—	19	—
Subtotal	$14,410	$7,038	$7,320	$52
Investments measured at net asset value
Debt - government issued	37
U.S. equity securities	20
Non-U.S. equity securities	39
Hedge funds	431
Private market securities	1,371
Real estate funds	516
Total investments measured at net asset value	$2,414
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	763
Pension trust payables[3]	(646)
Total	$16,941
1.The Corteva pension plans directly held $126 million (approximately 1 percent of total plan assets) of Corteva, Inc. at December 31, 2019.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2020 and 2019:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Private market securities	Real estate	Other	Total
(In millions)
Balance at January 1, 2019	$14	$2	$14	$1	$93	$206	$330
Actual return on assets:
Relating to assets sold during the year ended December 31, 2019	(2)	1	9	—	(29)	—	(21)
Relating to assets held at December 31, 2019	(5)	—	(8)	4	25	—	16
Purchases, sales and settlements, net	2	2	(12)	(3)	(3)	—	(14)
Transfers in or out of Level 3, net	—	(1)	1	—	—	—	—
Assets transferred at Separation	—	—	—	—	(53)	(206)	(259)
Balance at December 31, 2019	$9	$4	$4	$2	$33	$—	$52
Actual return on assets:
Relating to assets sold during the year ended December 31, 2020	(25)	(6)	(7)	—	—	—	(38)
Relating to assets held at December 31, 2020	21	5	5	1	(5)	7	34
Purchases, sales and settlements, net	—	—	—	—	—	5	5
Transfers in or out of Level 3, net	—	—	1	—	—	61	62
Balance at December 31, 2020	$5	$3	$3	$3	$28	$73	$115

Trust Assets
EID entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires EID to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, EID contributed $571 million to the Trust. At the Separation, Corteva transferred $39 million to DuPont. During the year ended December 31, 2019, $62 million was distributed to EID according to the Trust agreement and at December 31, 2019, the balance in the Trust was $409 million. During the year ended December 31, 2020, $65 million was distributed to EID according to the Trust agreement and at December 31, 2020, the balance in the Trust was $347 million.

Defined Contribution Plans
Corteva provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers almost all of the U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of Corteva may participate. Currently, Corteva contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

Corteva's contributions to the Plan were $94 million, $142 million, and $183 million for the years ended December 31, 2020, 2019 and 2018, respectively. Corteva's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $33 million, $46 million, and $82 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in Corteva's contributions are amounts related to discontinued operations of $73 million and $148 million, for the years ended December 31, 2019 and 2018, respectively.

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

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. At December 31, 2020, approximately 14 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in income (loss) from continuing operations before income taxes within the Consolidated Statement of Operations was $73 million, $84 million, and $83 million for the years ended December 31, 2020, 2019 and 2018, respectively. The income tax benefits related to stock-based compensation arrangements were $(15) million, $(17) million, and $(17) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options

The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. All options vest serially over a period of three years. Stock option awards granted under the OIP between June 2019 and 2020 expire 10 years after the grant date. Stock option awards granted under the EIP (previous plan) between 2014 and 2015 expire seven years after the grant date and options granted between 2016 and May 2019 expire 10 years after the grant date. Stock option awards granted under the Historical Dow plans subsequent to 2010 expire 10 years after the grant date.

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the assumptions set forth in the below table. Under the OIP, the weighted-average grant-date fair value of options granted for the year ended December 31, 2020 was $6.06. Under the EIP, the weighted-average grant-date fair value of options granted for the years ended December 31, 2019 and 2018 was $7.29 and $15.46, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Weighted-Average Assumptions	OIP	EIP
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Dividend yield	1.67%	1.55%	2.1%
Expected volatility	23.14%	19.80%	23.30%
Risk-free interest rate	1.3%	2.4%	2.8%
Expected life of stock options granted during period (years)	6.0	6.1	6.2

Under the OIP, the company determined the dividend yield by dividing the annualized dividend on Corteva’ s Common Stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. For the year ended December 31, 2020, the measurement of volatility is based on the average volatility of eight of Corteva's peer companies. Corteva's peer volatility is based on the historical volatility of each business respectively. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by utilizing the simplified method for estimating expected term as referenced under ASC 718 – Share based Payments.

Under the EIP, the company determined the dividend yield by dividing the annualized dividend on DowDuPont's Common Stock by the option exercise price.

A historical daily measurement of volatility is determined based on the expected life of the option granted. For the year ended December 31, 2019, the measurement of volatility is based on weighted average of the individual peer volatilities of DuPont and Corteva based on the size of each business respectively. DuPont and Corteva peer volatility are based on a 50/50 blend of historical volatility and implied volatility. Both volatility measures are based on the average of five peer companies for DuPont and eight peer companies for Corteva. For the year ended December 31, 2018, the measurement of volatility used DowDuPont stock information after the Merger date, and a weighted average of Historical Dow and Historical DuPont stock information prior to Merger date.

The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to the company's historical experience.

The following table summarizes stock option activity for year ended December 31, 2020 under the OIP:

Stock Options	For the Year Ended December 31, 2020
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	10,045	$32.47	4.73	$20,186
Granted	1,459	31.16
Exercised	(2,349)	24.96
Forfeited/Expired	(157)	34.24
Outstanding at December 31, 2020	8,998	$34.21	5.27	$50,077
Exercisable at December 31, 2020	6,695	$33.96	4.27	$38,799

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. Under the OIP, the total intrinsic value of options exercised for the years ended December 31, 2020 and 2019 were $21 million, and $3 million, respectively. The company recognized tax benefits from options exercised for the years ended December 31, 2020 and 2019 of $(4) million and $(1) million, respectively.

Under the EIP, the total intrinsic value of options exercised for the years ended December 31, 2019 and 2018 were $16 million and $50 million, respectively. The company recognized tax benefits from options exercised for the year ended December 31, 2019 of $(3) million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
As of December 31, 2020, $3 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 0.56 years.

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

The company grants PSUs to senior leadership. In 2020, there were 444,816 PSUs granted. Vesting for PSUs granted in 2020 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating Earnings Per Share (EPS) during the Performance Period. Vesting for PSUs granted in 2019 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating EBITDA during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in 2020 of $31.17 was based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of RSUs and PSUs are shown below.

RSUs & PSUs	For the Year Ended December 31, 2020
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2020	5,438	$32.49
Granted	1,970	$31.15
Vested	(1,400)	$34.69
Forfeited	(125)	$31.16
Nonvested at December 31, 2020	5,883	$31.54

The total fair value of stock units vested under the OIP for the years ended December 31, 2020 and 2019 was $49 million and $19 million, respectively. The weighted-average grant-date fair value of stock units granted under the OIP for the years ended December 31, 2020 and 2019 was $31.15 and $28.88.

The total fair value of stock units vested under the EIP during the years ended December 31, 2019 and 2018 was $79 million and $128 million, respectively. The weighted-average grant-date fair value of stock units granted under the EIP for the years ended December 31, 2019 and 2018 was $52.19 and $70.37, respectively.

As of December 31, 2020, $56 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 0.67 years.

NOTE 22 - FINANCIAL INSTRUMENTS

At December 31, 2020, the company had $2,511 million ($1,293 million at December 31, 2019) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $43 million ($5 million at December 31, 2019) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at December 31, 2020, the company had $226 million of available-for-sale securities (see below "Debt Securities" for further discussion). The above noted securities are included in cash and cash equivalents, marketable securities, and other current assets in the Consolidated Balance Sheets.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and commodity price risks. The company has established a variety of derivative programs to be utilized for

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges, and multinational grain exporters. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	$1,164	$—
Commodity contracts	$383	$570
Derivatives not designated as hedging instruments:
Foreign currency contracts	$647	$582

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

The company uses foreign exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions as well as the translation of foreign currency-denominated earnings. The company also uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Beginning balance	$2	$(26)	$(2)
Additions and revaluations of derivatives designated as cash flow hedges	(44)	16	(19)
Clearance of hedge results to earnings	26	12	(5)
Ending balance	$(16)	$2	$(26)

At December 31, 2020, an after-tax net loss of $14 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

(In millions)	For the Year Ended December 31, 2020
Beginning balance	$—
Additions and revaluations of derivatives designated as cash flow hedges	(3)
Clearance of hedges results to earnings	(14)
Ending balance	$(17)

At December 31, 2020, an after-tax net loss of $17 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$15	$—	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	40	(40)	—
Total asset derivatives		$55	$(40)	$15

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	97	$(40)	57
Total liability derivatives		$135	$(40)	$95

		December 31, 2019
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$25	$(18)	$7
Total asset derivatives		$25	$(18)	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$43	$(16)	$27
Total liability derivatives		$43	$(16)	$27
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	For the Year Ended December 31,
(In millions)	2020	2019	2018
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(45)	$—	$—
Cash flow hedges:
Foreign currency contracts	(4)	—	—
Commodity contracts	(62)	23	(24)
Total derivatives designated as hedging instruments	$(111)	$23	$(24)
1.OCI is defined as other comprehensive income (loss).

(in millions)	Amount of (Loss) Gain Recognized in Income - Pre-Tax[1]
	For the Year Ended December 31,
	2020	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$17	$—	$—
Commodity contracts[2]	(35)	(13)	6
Total derivatives designated as hedging instruments	(18)	(13)	6
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	89	(58)	94
Foreign currency contracts[2]	14	—	—
Commodity contracts[2]	9	9	5
Total derivatives not designated as hedging instruments	112	(49)	99
Total derivatives	$94	$(62)	$105
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold.
3.Gain recognized in other income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Debt Securities
The company's investment in debt securities are classified as available-for-sale. The following table summarizes the contractual maturities of the company's investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2020	Amortized Cost	Fair Value
(In millions)
Within one year	$67	$67
One to five years	159	159
Total	$226	$226

The estimated fair value of the available-for-sale securities as of December 31, 2020 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of December 31, 2020 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss within the Consolidated Statements of Equity. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 23 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

December 31, 2020	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$43
Debt securities:
U.S. treasuries[1]	226	—
Derivatives relating to:[2]
Foreign currency	—	55
Total assets at fair value	$226	$98
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	—	135
Total liabilities at fair value	$—	$135

December 31, 2019	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Marketable securities	$5
Derivatives relating to:[2]
Foreign currency	25
Total assets at fair value	$30
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	$43
Total liabilities at fair value	$43
1. The company's investments in debt securities, which are primarily available-for-sale, are included in "marketable securities" in the Consolidated Balance sheets.
2.    See Note 22 - Financial Instruments, to the Consolidated Financial Statements, for the classification of derivatives in the Consolidated Balance Sheets.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 22 - Financial Instruments, to the Consolidated Financial Statements, for further information on the types of instruments used by the company for risk management.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2020 and 2019.

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

During the third and fourth quarter of 2019, the company recorded impairment charges to developed technology, other intangible assets, and IPR&D. During the third quarter of 2018, the company recorded a goodwill impairment charge related to its agriculture reporting unit and impairment charges to other intangible assets and investment in nonconsolidated affiliates. See Note 7 - Restructuring and Asset Related Charges - Net, and Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for further discussion of these fair value measurements.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 24 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	For the Year Ended December 31,
(In millions)	2020	2019	2018
United States	$6,510	$6,255	$6,725
Canada	658	674	687
EMEA	2,842	2,740	2,765
Latin America[1]	2,805	2,889	2,817
Asia Pacific	1,402	1,288	1,293
Total	$14,217	$13,846	$14,287
1.Net sales for Brazil for the years ended December 31, 2020, 2019 and 2018 were $1,724 million, $1,794 million and $1,732 million, respectively.

	Net Property
(In millions)	2020	2019	2018
United States	$3,014	$3,069	$3,161
Canada	122	125	88
EMEA	601	566	546
Latin America	510	608	568
Asia Pacific	149	178	181
Total	$4,396	$4,546	$4,544

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 25 - SEGMENT INFORMATION
Corteva’s reportable segments reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (seed and crop protection). For purposes of allocating resources to the segments and assessing segment performance, segment operating EBITDA is the primary measure used by Corteva’s CODM. The company defines segment operating EBITDA as earnings (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net and foreign exchange gains (losses), net, excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. For the years ended December 31, 2019 and 2018, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources or expense.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA for the years ended December 31, 2019 and 2018 were determined in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

Corporate Profile
The company conducts its global operations through the following reportable segments:

Seed
The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment is a leader in many of the company’s key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The segment offers trait technologies that improve resistance to weather, disease, insects and herbicides used to control weeds, and trait technologies that enhance food and nutritional characteristics. In addition, the segment provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability.

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2020
Net sales	$7,756	$6,461	$14,217
Segment operating EBITDA	$1,208	$1,004	$2,212
Depreciation and amortization	$798	$379	$1,177
Segment assets	$23,751	$13,099	$36,850
Investments in nonconsolidated affiliates	$22	$44	$66
Purchases of property, plant and equipment	$225	$250	$475
As of and for the Year Ended December 31, 2019
Net sales	$7,590	$6,256	$13,846
Pro forma segment operating EBITDA	$1,040	$1,066	$2,106
Depreciation and amortization	$628	$372	$1,000
Segment assets[1]	$25,387	$13,492	$38,879
Investments in nonconsolidated affiliates	$27	$39	$66
Purchases of property, plant and equipment	$373	$293	$666
As of and for the Year Ended December 31, 2018
Net sales	$7,842	$6,445	$14,287
Pro forma segment operating EBITDA	$1,139	$1,074	$2,213
Depreciation and amortization	$534	$375	$909
Segment assets	$29,286	$9,346	$38,632
Investments in nonconsolidated affiliates	$102	$36	$138
Purchase of property, plant and equipment	$263	$250	$513
1.On June 1, 2019, as a result of changes in reportable segments, $3,382 million of goodwill was reallocated from the seed reportable segment to the crop protection reportable segment. This change was not reflected in segment assets prior to June 1, 2019.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	For the Year Ended December 31,
(In millions)	2020	2019	2018
Income (loss) from continuing operations after income taxes	$756	$(270)	$(6,775)
Benefit from income taxes on continuing operations	(81)	(46)	(31)
Income (loss) from continuing operations before income taxes	675	(316)	(6,806)
Depreciation and amortization	1,177	1,000	909
Interest income	(56)	(59)	(86)
Interest expense	45	136	337
Exchange losses - net [1]	174	66	77
Non-operating benefits - net	(316)	(129)	(211)
Goodwill impairment charge	—	—	4,503
Significant items	388	991	1,346
Pro forma adjustments		298	2,003
Corporate expenses	125	119	141
Segment operating EBITDA[2]	$2,212	$2,106	$2,213
1.Excludes a $(33) million foreign exchange loss for the year ended December 31, 2019 associated with the devaluation of the Argentine peso and a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as they are included within significant items. See Note 9 - Supplementary Information, to the Consolidated Financial Statements, for additional information.
2.The years ended December 31, 2019 and December 31, 2018 are presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Segment assets to total assets (in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Total segment assets	$36,850	$38,879	$38,632
Corporate assets	5,799	3,518	4,417
Assets related to discontinued operations[1]	—	—	65,634
Total assets	$42,649	$42,397	$108,683
1.See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information on discontinued operations.

Other Items (in millions)	Segment Totals	Adjustments [1]	Consolidated Totals
As of and For the Year Ended December 31, 2019
Depreciation and amortization	$1,000	$599	$1,599
Purchase of property, plant and equipment	$666	$497	$1,163
As of and For the Year Ended December 31, 2018
Depreciation and amortization	$909	$1,881	$2,790
Purchase of property, plant and equipment	$513	$988	$1,501
1.See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The years ended December 31, 2020, 2019 and 2018, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2020
Restructuring and Asset Related Charges - Net [1]	$(165)	$(109)	$(61)	$(335)
Loss on Divestiture [2]	—	(53)	—	(53)
Total	$(165)	$(162)	$(61)	$(388)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2019[3]
Restructuring and Asset Related Charges - Net [1]	$(213)	$(23)	$14	$(222)
Integration and Separation Costs [4]	—	—	(632)	(632)
Loss on Divestiture [5]	(24)	—	—	(24)
Amortization of Inventory Step Up [6]	(67)	—	—	(67)
Loss on Early Extinguishment of Debt [7]	—	—	(13)	(13)
Argentina Currency Devaluation [8]	—	—	(33)	(33)
Total	$(304)	$(23)	$(664)	$(991)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2018[3]
Restructuring and Asset Related Charges - Net [1]	$(368)	$(58)	$(268)	$(694)
Integration Costs [4]	—	—	(571)	(571)
Gain on Sale [9]	24	—	—	24
Loss on Deconsolidation of Subsidiary [10]	(53)	—	—	(53)
Loss on Divestiture [11]	(2)	—	—	(2)
Income Tax Items [12]	—	—	(50)	(50)
Total	$(399)	$(58)	$(889)	$(1,346)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.
2.Includes a loss recorded in other income - net related to the expected sale of the La Porte site.
3.The years ended December 31, 2019 and December 31, 2018 are presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.
4.Integration and separation costs include costs incurred to prepare for and close the Merger, post-Merger integration expenses, and costs incurred to prepare for the Internal Reorganizations. Beginning in the second quarter of 2019, this includes both integration and separation costs.
5.Includes a loss recorded in other income - net related to DAS's sale of a joint venture related to synergy actions.
6.Includes a charge related to the amortization of the inventory that was stepped up to fair value in connection with the Merger.
7.Includes a loss on early extinguishment of debt related to the difference between the redemption price and the par value of the Make Whole Notes and Term Loan Facility, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID's debt.
8.Includes a charge included in other income (expense) - net associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina.  Throughout the three months ended September 30, 2019, the Argentine Peso dropped approximately a third of its value against the US dollar and in September of 2019, the country’s central bank announced new restrictions on foreign currency transactions.
9.Includes a gain recorded in other income (expense) - net related to an asset sale.
10.Includes a loss recorded in other income (expense) - net related to the deconsolidation of a subsidiary.
11.Includes a loss recorded in other income (expense) - net related to an asset sale.
12.Includes a foreign exchange loss recorded in other income (expense) - net related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 26 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Quarter Ended
In millions, except per share amounts	March 31,		June 30,		September 30,		December 31,
2020
Net sales	$3,956		$5,191		$1,863		$3,207
Cost of goods sold	2,269		2,829		1,297		2,112
Restructuring and asset related charges - net[1]	70		179		49		37
Income (loss) from continuing operations after income taxes	281	3,4	766	5	(390)		99	6
Net income (loss) attributable to Corteva[1]	272		760		(392)		41
Earnings (loss) per common share, continuing operations - basic[2]	0.36		1.01		(0.52)		0.13
Earnings (loss) per common share, continuing operations - diluted[2]	0.36		1.01		(0.52)		0.13
2019
Net sales	$3,396		$5,556		$1,911		$2,983
Cost of goods sold[7]	2,211		3,047		1,349		1,968
Restructuring and asset related charges - net[1]	61		60		46		55
Integration and separation costs[1]	212		330		152		50
(Loss) income from continuing operations after income taxes	(184)	8	483	9	(527)	10, 11	(42)	12
Net income (loss) attributable to Corteva[1]	164		(608)		(494)		(21)
(Loss) earnings per common share, continuing operations - basic[2]	(0.26)		0.63		(0.69)		(0.06)
(Loss) earnings per common share, continuing operations - diluted[2]	(0.26)		0.63		(0.69)		(0.06)
1.See Note 2 - Summary of Significant Accounting Polices, Note 7 - Restructuring and Asset Related Charges - Net, Note 5 - Divestitures and Other Transactions, and Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information related to integration and separation costs, restructuring and asset related charges - net, and discontinued operations, respectively.
2.Earnings per share for the year may not equal the sum of quarterly earnings per share due to rounding and the changes in average share calculations.
3.First quarter 2020 includes a loss of $(53) million recorded in other income - net related to the expected sale of the La Porte site, for which the company signed an agreement during the first quarter 2020.
4.First quarter 2020 includes a $19 million after tax charge related to the impact of a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset. See Note 10 - Income Taxes, to the Consolidated Financial Statements, for additional information.
5.Second quarter 2020 includes an after-tax benefit of $(29) million due to an elective change in accounting method that alters the 2019 impact of the business separation on the 2017 Tax Cuts and Jobs Act's foreign tax provision. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional information.
6.Fourth quarter 2020 includes an after-tax benefit of $(182) million related to Swiss Tax Reform. See Note 10 - Income Taxes, to the Consolidated Financial Statements, for additional information.
7.Includes charges of $205 million, $52 million, and $15 million for the first quarter 2019, second quarter 2019, and third quarter 2019, respectively, related to the amortization of inventory step-up as a result of the Merger.
8.First quarter 2019 includes a $(24) million loss recorded in other income (expense) - net related to Historical Dow’s sale of a joint venture related to synergy actions.
9.Includes a loss on early extinguishment of debt of $(13) million in the second quarter of 2019 related to the retirement of some of the company's debt. See Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements for additional information.
10.Third quarter 2019 includes a $33 million charge included in other income (expense) - net associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina.
11.Third quarter 2019 includes a tax benefit of $(38) million related to Swiss Tax Reform. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional information.
12.Fourth quarter 2019 includes a tax benefit of $(34) million related to the impact of the release of a tax valuation allowance recorded against the net deferred tax asset position of a Switzerland legal entity. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 27 - SUBSEQUENT EVENTS

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. In addition, in January 2021 Chemours, DuPont and Corteva agreed to settle approximately 95 matters, as well as unfiled matters remaining in the Ohio MDL. For further discussion, see Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

On February 1, 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Corteva expects to record total pre-tax restructuring and asset-related charges of approximately $130 million to $170 million, comprised of approximately $40 million to $50 million of severance and related benefit costs, $40 million to $60 million of asset related charges, $10 million to $15 million of asset retirement obligations and $40 million to $45 million of costs related to contract terminations. Future cash payments related to this charge are anticipated to be approximately $90 million to $110 million, primarily related to the payment of severance and related benefits, asset retirement obligations, and costs related to contract terminations. The restructuring actions associated with this charge are expected to be substantially complete in 2021.

In February 2021, the company entered into a new committed receivable repurchase facility of up to $1 billion (the "2021 Repurchase Facility") which expires in December 2021. Under the 2021 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2021 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2021 Repurchase Facility will have an interest rate of LIBOR+0.85 percent.

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
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EID;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of EID are being made only in accordance with authorization of management and directors of EID; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of EID's assets that could have a material effect on the financial statements.
Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of EID's internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EID maintained effective internal control over financial reporting as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EID's internal control over financial reporting as of December 31, 2020, as stated in their report, which is presented on the following pages.

James C. Collins, Jr. Chief Executive Officer and Director	Gregory R. Friedman Executive Vice President, Chief Financial Officer and Director
February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of E. I. du Pont de Nemours and Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of E. I. du Pont de Nemours and Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements for the year ended December 31, 2018, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the combined financial statements of the Dow Agricultural Sciences Business, a business under common control of the Company, which statements reflect total assets of $7,773 million as of December 31, 2018, and total net sales of $5,646 million for the year ended December 31, 2018. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Dow Agricultural Sciences Business as of and for the year ended December 31, 2018, is based solely on the report of the other auditors.

Change in Accounting Principle

As discussed in Note 2 to the Corteva, Inc. consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill (Seed Reporting Unit) and Intangible Asset (Trade name) Impairment Assessments

As described in Notes 2 and 15 to the Corteva, Inc. consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $10.3 billion and $10.7 billion, respectively, as of December 31, 2020. The goodwill associated with the seed reporting unit was $5.5 billion and the trademarks/trade names intangible assets were $1.9 billion as of December 31, 2020, which includes a trade name for which management changed the indefinite life assertion to definite-lived with a useful life of 25 years beginning on October 1, 2020. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. During the second quarter of 2020, management determined a triggering event had occurred that required an interim impairment assessment for its seed and crop protection reporting units and trade name indefinite-lived intangible asset. Prior to changing the useful life of the trade name asset, management tested the asset for impairment, concluding the asset was not impaired. Management determined fair values for each of the reporting units using a discounted cash flow model. Management’s significant assumptions in these analyses included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Management performed the intangible asset impairment assessments using the relief from royalty method. The significant assumptions used by management in the relief from royalty method included projected revenue, the royalty rate, the discount rate, and the terminal growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill (seed reporting unit) and intangible asset (trade name) impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the seed reporting unit and trade name intangible asset, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future cash flow projections, which included projected revenue, gross margin and other costs and expenses, the weighted average cost of capital, and the terminal growth rate as it relates to the fair value of the seed reporting unit, and management’s significant assumptions related to projected revenue, the royalty rate, the discount rate, and the terminal growth rate as it relates to the fair value of the trade name intangible asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill (seed reporting unit) and intangible asset (trade name) impairment assessments, including controls over the valuations of the seed reporting unit and trade name intangible asset. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models and relief from royalty method; testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow models and relief from royalty method; and evaluating the reasonableness of significant assumptions used by management related to projected revenue, gross margin, other costs and expenses, the weighted average cost of capital and the terminal growth rate as it relates to the fair value of the seed reporting unit, and projected revenue, the royalty rate, the discount rate and the terminal growth rate as it relates to the fair value of the trade name intangible asset. Evaluating management’s assumptions related to projected revenue, gross margin and other costs and expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and relief from royalty method and the significant assumptions related to the weighted average cost of capital and terminal growth rate used by management in developing the fair value of the seed reporting unit and the discount rate, the royalty rate, and the terminal growth rate used by management in developing the fair value of the trade name intangible asset.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 11, 2021

We have served as the Company’s auditor since 1946.

Report of Independent Registered Public Accounting Firm

To Management of the Dow Agricultural Sciences Business

Opinion on the Financial Statements

We have audited the accompanying combined statements of income and comprehensive income, cash flows, and equity of the Dow Agricultural Sciences Business (the “Business”) for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Business for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on the Business' financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Business’ internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP
Midland, Michigan
July 12, 2019

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2020	2019	2018
Net sales	$14,217	$13,846	$14,287
Cost of goods sold	8,507	8,575	9,948
Research and development expense	1,142	1,147	1,355
Selling, general and administrative expenses	3,043	3,065	3,041
Amortization of intangibles	682	475	391
Restructuring and asset related charges - net	335	222	694
Integration and separation costs	—	744	992
Goodwill impairment	—	—	4,503
Other income - net	212	215	249
Loss on early extinguishment of debt	—	13	81
Interest expense	145	242	337
Income (loss) from continuing operations before income taxes	575	(422)	(6,806)
Benefit from income taxes on continuing operations	(105)	(71)	(31)
Income (loss) from continuing operations after income taxes	680	(351)	(6,775)
(Loss) income from discontinued operations after income taxes	(55)	(671)	1,748
Net income (loss)	625	(1,022)	(5,027)
Net income attributable to noncontrolling interests	10	8	28
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$615	$(1,030)	$(5,055)

See Notes to the Consolidated Financial Statements beginning on page F-95.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$625	$(1,022)	$(5,027)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(26)	(274)	(1,576)
Adjustments to pension benefit plans	(186)	(718)	(715)
Adjustments to other benefit plans	671	(160)	132
Unrealized gain (loss) on investments	(10)	—	—
Derivative instruments	(69)	28	(24)
Total other comprehensive income (loss)	380	(1,124)	(2,183)
Comprehensive income (loss)	1,005	(2,146)	(7,210)
Comprehensive income attributable to noncontrolling interests - net of tax	10	8	28
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$995	$(2,154)	$(7,238)

See Notes to the Consolidated Financial Statements beginning on page F-95.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$3,526	$1,764
Marketable securities	269	5
Accounts and notes receivable - net	4,926	5,528
Inventories	4,882	5,032
Other current assets	1,165	1,190
Total current assets	14,768	13,519
Investment in nonconsolidated affiliates	66	66
Property, plant and equipment	8,253	7,872
Less: Accumulated depreciation	3,857	3,326
Net property, plant and equipment	4,396	4,546
Goodwill	10,269	10,229
Other intangible assets	10,747	11,424
Deferred income taxes	464	287
Other assets	1,939	2,326
Total Assets	$42,649	$42,397
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3	$7
Accounts payable	3,615	3,702
Income taxes payable	123	95
Accrued and other current liabilities	4,810	4,440
Total current liabilities	8,551	8,244
Long-Term Debt	1,102	115
Long-Term Debt - Related Party	3,459	4,021
Other Noncurrent Liabilities
Deferred income tax liabilities	893	920
Pension and other post employment benefits - noncurrent	5,176	6,377
Other noncurrent obligations	1,867	2,192
Total noncurrent liabilities	12,497	13,625
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2020, December 31, 2019:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	24,049	23,958
Retained earnings / (accumulated deficit)	203	(406)
Accumulated other comprehensive loss	(2,890)	(3,270)
Total E. I. du Pont de Nemours and Company stockholders’ equity	21,601	20,521
Noncontrolling interests	—	7
Total equity	21,601	20,528
Total Liabilities and Equity	$42,649	$42,397
See Notes to the Consolidated Financial Statements beginning on page F-95.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2020	2019[1]	2018[1]
Operating activities
Net income (loss)	$625	$(1,022)	$(5,027)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	1,177	1,599	2,790
(Benefit from) provision for deferred income tax	(330)	(477)	31
Net periodic pension benefit	(409)	(264)	(321)
Pension contributions	(62)	(121)	(1,314)
Net loss (gain) on sales of property, businesses, consolidated companies, and investments	3	(142)	(11)
Restructuring and asset related charges - net	335	339	803
Amortization of inventory step-up	—	272	1,628
Goodwill impairment charge	—	1,102	4,503
Loss on early extinguishment of debt	—	13	81
Other net loss	290	246	262
Changes in assets and liabilities, net
Accounts and notes receivable	187	(361)	(1,522)
Inventories	104	74	(498)
Accounts payable	(118)	149	642
Other assets and liabilities	184	(411)	(1,564)
Cash provided by operating activities	1,986	996	483
Investing activities
Capital expenditures	(475)	(1,163)	(1,501)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	83	249	69
Acquisitions of businesses - net of cash acquired	—	(10)	—
Investments in and loans to nonconsolidated affiliates	(1)	(10)	(8)
Proceeds from sale of ownership interest in nonconsolidated affiliates	—	21	9
Purchases of investments	(995)	(138)	(1,257)
Proceeds from sales and maturities of investments	721	160	2,186
Other investing activities - net	(7)	(13)	(3)
Cash used for investing activities	(674)	(904)	(505)
Financing activities
Net change in borrowings (less than 90 days)	—	(1,868)	400
Proceeds from related party debt	103	4,240	—
Payments on related party debt	(665)	(219)	—
Proceeds from debt	2,439	1,001	756
Payments on debt	(1,441)	(6,804)	(5,956)
Proceeds from exercise of stock options	56	47	85
Payment for acquisition of subsidiary's interest from the non-controlling interest	(60)	—	—
Distributions to DowDuPont	—	(317)	(2,806)
Cash transferred to DowDuPont at Internal Reorganization	—	(2,053)	—
Contributions from Dow and DowDuPont	—	3,255	5,363
Debt extinguishment costs	—	(79)	(378)
Other financing activities	(51)	(58)	(88)
Cash provided by (used for) financing activities	381	(2,855)	(2,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(88)	(244)
Increase (decrease) in cash, cash equivalents and restricted cash	1,700	(2,851)	(2,890)
Cash, cash equivalents and restricted cash at beginning of period	2,173	5,024	7,914
Cash, cash equivalents and restricted cash at end of period	$3,873	$2,173	$5,024
Supplemental cash flow information
Cash paid during the period for

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

(In millions)	For the Year Ended December 31,
	2020	2019[1]	2018[1]
Interest, net of amounts capitalized[2]	$36	$263	$923
Income taxes	229	234	961
1..The cash flows for the year ended December 31, 2018 and 2019 includes cash flows of EID's ECP and Specialty Products Entities.
2.Reflects interest, net of amounts capitalized, paid to external parties. For information associated with interest paid on related party debt refer to EID's Note 2 - Related Party Transactions, of the EID Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements beginning on page F-95.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Divisional Equity	Retained Earnings (Accum Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$—	$—	$—	$80,557	$—	$(1,177)	$—	$213	$79,593
Net (loss) income				(5,055)				28	(5,027)
Other comprehensive loss						(2,183)			(2,183)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)					(10)
Distributions to Dow and DowDuPont				(2,806)					(2,806)
Issuance of DowDuPont stock				85					85
Share-based compensation				129					129
Contributions from Dow and DowDuPont				5,363					5,363
Other				(4)				13	9
Balance at December 31, 2018	$—	$—	$—	$78,259	$—	$(3,360)	$—	$254	$75,153
Net (loss) income				(640)	(390)			8	(1,022)
Other comprehensive loss						(1,124)			(1,124)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)			(2)	(2)	(6)				(10)
Distributions to Dow and DowDuPont				(317)					(317)
Contributions from DowDuPont				3,255					3,255
Issuance of DowDuPont stock				39					39
Issuance of Corteva stock			8						8
Share-based compensation			41	62					103
Impact of Internal Reorganizations				(56,479)		1,214		(231)	(55,496)
Reclassification of Divisional Equity to Additional Paid-in Capital	239		23,936	(24,175)					—
Other			(25)	(2)	(10)			(24)	(61)
Balance at December 31, 2019	$239	$—	$23,958		$(406)	$(3,270)	$—	$7	$20,528
Net (loss) income					615			10	625
Other comprehensive loss						380			380
Issuance of Corteva Stock			56						56
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)			(5)		(5)				(10)
Share-based compensation			60		(1)				59
Acquisition of noncontrolling interest in consolidated subsidiaries			(37)					(15)	(52)
Other			17					(2)	15
Balance at December 31, 2020	$239	$—	$24,049		$203	$(2,890)	$—	$—	$21,601

See Notes to the Consolidated Financial Statements beginning on page F-95.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - BASIS OF PRESENTATION

As a result of the Business Realignment and the Internal Reorganization, Corteva, Inc. owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EID are outlined below:

•Preferred Stock - EID has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest at the Corteva, Inc. level. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.
•Related Party Loan - EID engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remains on EID's financial statements at the standalone level (including the associated interest).
•Capital Structure - At December 31, 2020, Corteva, Inc.'s capital structure consists of 743,458,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the footnotes from the Corteva 10-K:
•Note 1 - Background and Basis of Presentation - refer to page F-14 of the Corteva, Inc. Consolidated Financial Statements
•Note 2 - Summary of Significant Accounting Policies - refer to page F-16 of the Corteva, Inc. Consolidated Financial Statements
•Note 3 - Recent Accounting Guidance - refer to page F-21 of the Corteva, Inc. Consolidated Financial Statements
•Note 4 - Common Control Business Combination - refer to page F-22 of the Corteva, Inc. Consolidated Financial Statements
•Note 5 - Divestitures and Other Transactions - refer to page F-23 of the Corteva, Inc. Consolidated Financial Statements
•Note 6 - Revenue - refer to page F-27 of the Corteva, Inc. Consolidated Financial Statements
•Note 7 - Restructuring and Asset Related Charges - Net - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 8 - Related Party Transactions - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, of the EID Consolidated Financial Statements, below
•Note 9 - Supplementary Information - refer to page F-33 of the Corteva, Inc. Consolidated Financial Statements
•Note 10 - Income Taxes - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Income Taxes, of the EID Consolidated Financial Statements, below
•Note 11 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 12 - Accounts and Notes Receivable - Net - refer to page F-40 of the Corteva, Inc. Consolidated Financial Statements
•Note 13 - Inventories - refer to page F-41 of the Corteva, Inc. Consolidated Financial Statements
•Note 14 - Property, Plant and Equipment - refer to page F-41 of the Corteva, Inc. Consolidated Financial Statements
•Note 15 - Goodwill and Other Intangible Assets - refer to page F-42 of the Corteva, Inc. Consolidated Financial Statements
•Note 16 - Leases - refer to page F-44 of the Corteva, Inc. Consolidated Financial Statements
•Note 17 - Long-Term Debt and Available Credit Facilities - refer to page F-47 of the Corteva, Inc. Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, of the EID Consolidated Financial Statements, below
•Note 18 - Commitments and Contingent Liabilities - refer to page F-49 of the Corteva, Inc. Consolidated Financial Statements
•Note 19 - Stockholders' Equity - refer to page F-54 of the Corteva, Inc. Consolidated Financial Statements
•Note 20 - Pension Plans and Other Post Employment Benefits - refer to page F-58 of the Corteva, Inc. Consolidated Financial Statements
•Note 21 - Stock-Based Compensation - refer to page F-68 of the Corteva, Inc. Consolidated Financial Statements
•Note 22 - Financial Instruments - refer to page F-70 of the Corteva, Inc. Consolidated Financial Statements
•Note 23 - Fair Value Measurements - refer to page F-75 of the Corteva, Inc. Consolidated Financial Statements
•Note 24 - Geographic Information - refer to page F-77 of the Corteva, Inc. Consolidated Financial Statements
•Note 25 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 4 - Segment Information, of the EID Consolidated Financial Statements, below

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

•Note 26 - Quarterly Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 5 - Quarterly Information, of the EID Consolidated Financial Statements, below
•Note 27 - Subsequent Events - Refers to page F-83 of the Corteva, Inc. Consolidated Financial Statements

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page F-32 of the Corteva, Inc. Consolidated Financial Statements for discussion of related party transactions with Historical Dow and DowDuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of December 31, 2020 and December 31, 2019, the outstanding related party loan balance was $3,459 million and $4,021 million respectively (which approximates fair value), with interest rates of 1.62% and 3.27%, respectively, and is reflected as long-term debt - related party on EID's Consolidated Balance Sheet. Additionally, EID has incurred tax deductible interest expense of $100 million and $106 million and paid interest of $105 million and $100 million for the years ended December 31, 2020 and 2019, respectively, associated with the related party loan to Corteva, Inc.

As of December 31, 2020, EID had payables to Corteva, Inc. of $92 million included in both accrued and other current liabilities and other noncurrent obligations, respectively, and $119 million and $154 million at December 31, 2019 included in accrued and other current liabilities and other noncurrent obligations, respectively, in the Consolidated Balance Sheet, related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-23 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page F-35 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EID.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2020	2019	2018
Income (loss) from continuing operations before income taxes
Domestic	$(183)	$(1,458)	$(5,040)
Foreign	758	1,036	(1,766)
Income (loss) from continuing operations before income taxes	$575	$(422)	$(6,806)
Current tax expense (benefit)
Federal	$8	$(11)	$(112)
State and local	5	1	(32)
Foreign	222	317	446
Total current tax expense	$235	$307	$302
Deferred tax (benefit) expense
Federal	$(116)	$(417)	$(124)
State and local	27	156	(39)
Foreign	(251)	(117)	(170)
Total deferred tax benefit	$(340)	$(378)	$(333)
Benefit from income taxes on continuing operations	(105)	(71)	(31)
Net income (loss) from continuing operations	$680	$(351)	$(6,775)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net [1]	(16.4)	(13.8)	0.4
Acquisitions, divestitures and ownership restructuring activities [2,3,4]	(0.3)	(8.0)	(2.3)
U.S. research and development credit	(3.4)	5.2	0.1
Exchange gains/losses [5]	4.1	(1.3)	(1.3)
State and local income taxes - net	4.2	3.0	0.5
SAB 118 Impact of Enactment of U.S. Tax Reform[6]	—	—	(3.0)
Impact of Swiss Tax Reform[7]	(31.7)	8.9	—
Excess tax benefits/deficiencies from stock compensation	1.2	(0.5)	0.1
Tax settlements and expiration of statute of limitations	0.4	2.9	(0.1)
Goodwill impairment [8]	—	—	(15.2)
Other - net	2.6	(0.6)	0.3
Effective tax rate	(18.3)%	16.8%	0.5%
1.    Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Includes a tax benefit of $(51) million for the year ended December 31, 2020, related to a return to accrual adjustment associated with an elective change in accounting method that alters the 2019 impact of The Act's foreign tax provisions.
2.    See Notes 4 - Common Control Business Combination, and Note 5 - Divestitures and Other Transactions, of the Corteva, Inc. Consolidated Financial Statements for additional information.
3.    Includes a net tax charge of $50 million related to repatriation activities to facilitate the Business Separations for the year ended December 31, 2018.
4.    Includes a net tax charge of $25 million for the year ended December 31, 2018 related to an internal legal entity restructuring associated with the Business Separations.
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
6.    Reflects a net tax charge of $232 million associated with the company's completion of the accounting for the tax effects of The Act for the year ended December 31, 2018.
7.    Reflects tax benefits of $(182) million primarily driven by the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") for the year ended December 31, 2020. Reflects tax benefits of $(38) million associated with the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform"), for the year ended December 31, 2019.
8.    Reflects the impact of the non-tax-deductible, non-cash impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil for the year ended December 31, 2018.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page F-78 of the Corteva, Inc. Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EID.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	For the Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations after income taxes	$680	$(351)	$(6,775)
Benefit from income taxes on continuing operations	(105)	(71)	(31)
Income (loss) from continuing operations before income taxes	575	(422)	(6,806)
Depreciation and amortization	1,177	1,000	909
Interest income	(56)	(59)	(86)
Interest expense	145	242	337
Exchange losses - net[1]	174	66	77
Non-operating benefits - net	(316)	(129)	(211)
Goodwill impairment charge	—	—	4,503
Significant items	388	991	1,346
Pro forma adjustments		298	2,003
Corporate expenses	125	119	141
Segment operating EBITDA[2]	$2,212	$2,106	$2,213
1.Excludes a $(33) million foreign exchange loss for the year ended December 31, 2019 associated with the devaluation of the Argentine peso and a $(50) million foreign exchange loss for the year ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform, as they are included within significant items. See Note 9 - Supplementary Information, of the Corteva, Inc. Consolidated Financial Statements for additional information.
2.The years ended December 31, 2019 and December 31, 2018 are presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 5 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The only difference between Corteva, Inc. and EID for Q1 2019 and prior quarters is the treatment of the preferred shares, which are treated as noncontrolling interests at the Corteva, Inc. level. For quarters subsequent to Q1 2019, in addition to the treatment of the preferred shares, there are differences in interest expense, income (loss) income from continuing operations after income taxes and net (loss) income attributable to EID, as a result of the interest expense (and associated tax benefit) on the related party loan between Corteva, Inc. and EID. Refer to page F-83 of the Corteva, Inc. Consolidated Financial Statements for discussion of quarterly information that does not differ between Corteva, Inc. and EID. The tables below represent the quarterly information for EID for which there are differences from Corteva, Inc. Refer to page F-82 of the Corteva, Inc. Consolidated Financial Statements for discussion of significant items by quarter.

	For the Quarter Ended
In millions (unaudited)	March 31,	June 30,	September 30,	December 31,
2020
Income (loss) from continuing operations after income taxes	$257	$742	$(404)	$85
Net income (loss) attributable to EID	$250	$739	$(404)	$30
2019
(Loss) income from continuing operations after income taxes	$(184)	$460	$(557)	$(70)
Net income (loss) attributable to EID	$166	$(626)	$(524)	$(46)

ITEM 16.  FORM 10-K SUMMARY

Not applicable.