Form 10-Q
period 2021-03-31
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2021-05-05
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Corteva, Inc.                                          Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 737,101,000 shares of common stock, par value $0.01 per share, outstanding at April 30, 2021.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at April 30, 2021, all of which are held by Corteva, Inc.

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
3.the May 2, 2019 conveyance of Historical Dow's agriculture business ("Dow Ag Entities") to EID; and
4.the May 31, 2019 contribution of EID to Corteva, Inc.  Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
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
    • "Distributions" refers to the Dow Distribution and the Corteva Distribution;
• "Merger” refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont;
• "Merger Effectiveness Time” refers to August 31, 2017 at 11:59 pm ET;
    • "Dow" refers to Dow Inc. after the Dow Distribution;
    • "DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva (on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc.);
    • "DAS" refers to the agriculture business of Historical Dow AgroSciences; and
• "Separation" or "Separation of Corteva" refers to June 1, 2019, when Corteva, Inc. became an independent, publicly traded company.

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EID.  The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EID, except where otherwise indicated.

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 61. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2021	2020
Net sales	$4,178	$3,956
Cost of goods sold	2,420	2,269
Research and development expense	281	280
Selling, general and administrative expenses	733	757
Amortization of intangibles	183	163
Restructuring and asset related charges - net	100	70
Other income - net	337	1
Interest expense	7	10
Income from continuing operations before income taxes	791	408
Provision for income taxes on continuing operations	178	127
Income from continuing operations after income taxes	613	281
(Loss) income from discontinued operations after income taxes	(10)	1
Net income	603	282
Net income attributable to noncontrolling interests	3	10
Net income attributable to Corteva	$600	$272
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.82	$0.36
Basic loss per share of common stock from discontinued operations	(0.01)	—
Basic earnings per share of common stock	$0.81	$0.36
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.81	$0.36
Diluted loss per share of common stock from discontinued operations	(0.01)	—
Diluted earnings per share of common stock	$0.80	$0.36

See Notes to the interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In millions)	Three Months Ended March 31,
	2021	2020
Net income	$603	$282
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(403)	(672)
Adjustments to pension benefit plans	8	—
Adjustments to other benefit plans	(157)	3
Unrealized gain on investments	10	—
Derivative instruments	65	6
Total other comprehensive loss	(477)	(663)
Comprehensive income (loss)	126	(381)
Comprehensive income attributable to noncontrolling interests - net of tax	3	10
Comprehensive income (loss) attributable to Corteva	$123	$(391)

See Notes to the interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,404	$3,526	$1,963
Marketable securities	114	269	10
Accounts and notes receivable - net	6,792	4,926	6,775
Inventories	4,321	4,882	4,401
Other current assets	1,405	1,165	1,530
Total current assets	15,036	14,768	14,679
Investment in nonconsolidated affiliates	64	66	64
Property, plant and equipment - net of accumulated depreciation (March 31, 2021 - $3,874; December 31, 2020 - $3,857; March 31, 2020 - $3,406)	4,299	4,396	4,358
Goodwill	10,146	10,269	10,027
Other intangible assets	10,584	10,747	11,241
Deferred income taxes	433	464	273
Other assets	1,987	1,939	2,336
Total Assets	$42,549	$42,649	$42,978
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,250	$3	$1,996
Accounts payable	3,098	3,615	3,021
Income taxes payable	165	123	143
Deferred revenue	2,247	2,662	1,996
Accrued and other current liabilities	2,239	2,145	2,043
Total current liabilities	8,999	8,548	9,199
Long-Term Debt	1,102	1,102	614
Other Noncurrent Liabilities
Deferred income tax liabilities	902	893	911
Pension and other post employment benefits - noncurrent	4,954	5,176	6,186
Other noncurrent obligations	1,814	1,867	1,989
Total noncurrent liabilities	8,772	9,038	9,700
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2021 - 738,321,000; December 31, 2020 - 743,458,000; and March 31, 2020 - 748,369,000	7	7	7
Additional paid-in capital	27,630	27,707	27,906
Retained earnings / (accumulated deficit)	268	—	(155)
Accumulated other comprehensive loss	(3,367)	(2,890)	(3,933)
Total Corteva stockholders’ equity	24,538	24,824	23,825
Noncontrolling interests	240	239	254
Total equity	24,778	25,063	24,079
Total Liabilities and Equity	$42,549	$42,649	$42,978
See Notes to the interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$603	$282
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	304	283
Provision for deferred income tax	47	26
Net periodic pension and OPEB benefit, net	(318)	(85)
Pension and OPEB contributions	(84)	(95)
Net loss on sales of property, businesses, consolidated companies and investments	—	46
Restructuring and asset related charges - net	100	70
Other net loss	54	138
Changes in assets and liabilities, net
Accounts and notes receivable	(2,012)	(1,685)
Inventories	467	398
Accounts payable	(448)	(557)
Deferred revenue	(401)	(575)
Other assets and liabilities	(262)	(176)
Cash used for operating activities	(1,950)	(1,930)
Investing activities
Capital expenditures	(137)	(128)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	20	11
Purchases of investments	(40)	(67)
Proceeds from sales and maturities of investments	194	58
Other investing activities - net	(1)	(4)
Cash provided by (used for) investing activities	36	(130)
Financing activities
Net change in borrowings (less than 90 days)	828	1,619
Proceeds from debt	419	875
Payments on debt	—	(1)
Repurchase of common stock	(350)	(50)
Proceeds from exercise of stock options	38	14
Dividends paid to stockholders	(97)	(97)
Other financing activities	(17)	(16)
Cash provided by financing activities	821	2,344
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	(117)
(Decrease)/increase in cash, cash equivalents and restricted cash	(1,143)	167
Cash, cash equivalents and restricted cash at beginning of period	3,873	2,173
Cash, cash equivalents and restricted cash at end of period[1]	$2,730	$2,340
1. See page 15 for reconciliation of cash and cash equivalents and restricted cash presented in interim Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the interim Consolidated Statements of Cash Flows.

See Notes to the interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	(Accumulated deficit) Retained Earnings	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$27,997	$(425)	$(3,270)	$—	$246	$24,555
Net income			272			10	282
Other comprehensive loss				(663)			(663)
Common dividends ($.13 per share)		(97)					(97)
Issuance of Corteva stock		14					14
Share-based compensation		2					2
Repurchase of common stock		(50)					(50)
Other - net		40	(2)			(2)	36
Balance at March 31, 2020	$7	$27,906	$(155)	$(3,933)	$—	$254	$24,079

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	(Accumulated deficit) Retained Earnings	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$—	$239	$25,063
Net income			600			3	603
Other comprehensive loss				(477)			(477)
Common dividends ($0.13 per share)		(97)					(97)
Issuance of Corteva stock		38					38
Repurchase of common stock		(18)	(332)				(350)
Other - net						(2)	(2)
Balance at March 31, 2021	$7	$27,630	$268	$(3,367)	$—	$240	$24,778

See Notes to the interim Consolidated Financial Statements beginning on page 8.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2020, collectively referred to as the “2020 Annual Report.”  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Certain reclassifications of prior year's data have been made to conform to current year's presentation.

During the first quarter 2020, the company recorded an increase of $40 million to APIC relating to net assets recorded as transferred as part of the 2019 Internal Reorganizations that were retained.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. We remeasure the net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 of these financial statements and Note 9 of the 2020 financial statements included in the Company's Annual Report on Form 10-K). As of March 31, 2021, a further 10% deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $20 million.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. The company adopted this guidance on January 1, 2021 and it did not have a material impact on the company’s financial position, results of operation or cash flows.

NOTE 3 - DIVESTITURES AND OTHER TRANSACTIONS

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the Separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions (collectively, the "Separation Agreements"). For additional information see Note 13 - Commitments and Contingent Liabilities.

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2021, the indemnification assets are $28 million within accounts and notes receivable - net and $51 million within other assets in the interim Condensed Consolidated Balance Sheet. At March 31, 2021, the indemnification liabilities are $77 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2021, the indemnification liabilities are $52 million within accrued and other current liabilities and $14 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.

Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, Historical DuPont and The Chemours Company ("Chemours") entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"), discussed below, a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies entered into certain supply agreements.

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

Pursuant to the Chemours Separation Agreement, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, EID and Chemours amended the Chemours Separation Agreement ("2017 Amendment") to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In January 2021, Chemours, DuPont and Corteva entered into a binding memorandum of understanding ("MOU") amending the Chemours Separation Agreement, and thereby replacing the 2017 Amendment.

In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2021, the indemnification assets are $63 million within accounts and notes receivable - net and $259 million within other assets (along with the corresponding liabilities within accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheet.) Additionally, at March 31, 2021 indemnification liabilities related to the MOU, primarily associated with environmental remediation related to PFAS, were $10 million within accrued and other current liabilities and $44 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. During the three months ended March 31, 2021, the company recorded a charge of $3 million to (loss) income from discontinued operations after income taxes, related to the MOU.

See Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for further discussion of the amendment to the Chemours Separation Agreement, MOU, and environmental matters indemnified by Chemours.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of one year or more. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $113 million at March 31, 2021 ($115 million and $106 million at December 31, 2020 and March 31, 2020, respectively). The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

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

Contract Balances	March 31, 2021	December 31, 2020	March 31, 2020
(In millions)
Accounts and notes receivable - trade[1]	$5,764	$3,917	$5,779
Contract assets - current[2]	$22	$22	$20
Contract assets - noncurrent[3]	$53	$54	$49
Deferred revenue - current	$2,247	$2,662	$1,996
Deferred revenue - noncurrent[4]	$111	$116	$104
1.Included in accounts and notes receivable - net in the interim Condensed Consolidated Balance Sheets.
2.Included in other current assets in the interim Condensed Consolidated Balance Sheets.
3.Included in other assets in the interim Condensed Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Condensed Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2021 from amounts included in deferred revenue at the beginning of the period was $924 million ($822 million in the three months ended March 31, 2020).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended March 31,
(In millions)	2021	2020
Corn	$1,888	$1,864
Soybean	177	181
Other oilseeds	296	248
Other	131	162
Seed	2,492	2,455
Herbicides	986	823
Insecticides	385	378
Fungicides	261	229
Other	54	71
Crop Protection	1,686	1,501
Total	$4,178	$3,956
.

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2021	2020
North America[1]	$1,210	$1,290
EMEA[2]	947	881
Latin America	274	216
Asia Pacific	61	68
Total	$2,492	$2,455

Crop Protection	Three Months Ended March 31,
(In millions)	2021	2020
North America[1]	$533	$475
EMEA[2]	655	586
Latin America	244	218
Asia Pacific	254	222
Total	$1,686	$1,501
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2021 Restructuring Actions
As discussed in the 2020 Annual Report, on February 1, 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $130 million to $170 million, comprised of approximately $40 million to $50 million of severance and related benefit costs, $40 million to $60 million of asset related charges, $10 million to $15 million of asset retirement obligations and $40 million to $45 million of costs related to contract terminations (contract terminations includes early lease terminations). Future cash payments related to this charge are anticipated to be approximately $80 million to $100 million, primarily related to the payment of severance and related benefits, asset retirement obligations, and costs related to contract terminations. The restructuring actions associated with this charge are expected to be substantially complete in 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, were as follows:

Three Months Ended March 31,
(In millions)	2021
Seed	$14
Crop Protection	28
Corporate expenses	47
Total	$89

A reconciliation of the December 31, 2020 to the March 31, 2021 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination[2]	Total
Balance at December 31, 2020	—	—	—	$—
Charges to income from continuing operations for the three months ended March 31, 2021	39	13	37	89
Payments	(1)	—	(6)	(7)
Asset write-offs	—	(13)	—	(13)
Balance at March 31, 2021	$38	$—	$31	$69
1.In addition, the Company has a liability recorded for asset retirement obligations of $6 million as of March 31, 2021.
2.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by 2022.

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. Through the first quarter of 2021, the company recorded net pre-tax restructuring charges of $180 million inception-to-date under the Execute to Win Program, consisting of $117 million of asset related charges and $63 million of severance and related benefit costs. The company does not anticipate any additional material charges from the Execute to Win Program as actions associated with this charge were substantially complete by the end of 2020.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Seed	$—	$3
Crop Protection	4	18
Corporate expenses	—	42
Total	$4	$63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The below is a summary of charges incurred related to the Execute to Win Productivity Program for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions)	2021	2020
Severance and related benefit costs	$—	$42
Asset related charges	4	21
Total restructuring and asset related charges - net	$4	$63

A reconciliation of the December 31, 2020 to the March 31, 2021 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Total
Balance at December 31, 2020	$53	$3	$56
Charges to income from continuing operations for the three months ended March 31, 2021	—	4	4
Payments	(11)	(3)	(14)
Asset write-offs	—	(4)	(4)
Balance at March 31, 2021	$42	$—	$42

In addition to the above, the company has a liability recorded for asset retirement obligations of $20 million as of March 31, 2021. The asset retirement obligations relate to the company’s required demolition and removal for buildings and equipment at third party leased sites and will be recognized as asset related charges over the remaining useful lives of the related assets.  The company’s leases require these assets be removed from leased land within 12-24 months of operations being ceased. The company ceased substantially all operations in 2020 and the assets are expected to be removed within the contractual timeframe.

Other Asset Related Charges
During the three months ended March 31, 2021 and 2020, the company recognized $7 million and $10 million, respectively, in restructuring and asset related charges, net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended March 31,
(In millions)	2021	2020
Interest income	$21	$18
Equity in earnings / (losses) of affiliates - net	3	(1)
Net loss on sales of businesses and other assets[1]	—	(46)
Net exchange losses[2]	(35)	(61)
Non-operating pension and other post employment benefit credit[3]	325	91
Miscellaneous income - net[4]	23	—
Other income - net	$337	$1

1.The three months ended March 31, 2020 includes a loss of $(53) million relating to the sale of the La Porte site, for which the company signed an agreement in 2020, and closed during the first quarter of 2021.
2.Includes net pre-tax exchange losses of $(23) million and $(9) million associated with the devaluation of the Argentine peso for the three months ended March 31, 2021 and 2020, respectively.
3.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement loss).
4.Miscellaneous income - net, includes a gain from a remeasurement of an equity investment, losses on sale of available-for-sale securities, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, losses on sale of receivables, and other items.

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

(In millions)	Three Months Ended March 31,
	2021	2020
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange losses	$(51)	$(226)
Local tax (expenses) / benefits	(1)	23
Net after-tax impact from subsidiary exchange losses	$(52)	$(203)

Hedging Program Gains
Pre-tax exchange gains	$16	$165
Tax expenses	(4)	(40)
Net after-tax impact from hedging program exchange gains	$12	$125

Total Exchange Losses
Pre-tax exchange losses	$(35)	$(61)
Tax expenses	(5)	(17)
Net after-tax exchange losses	$(40)	$(78)
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the interim Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Consolidated Statements of Cash Flows.

(In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$2,404	$3,526	$1,963
Restricted cash	326	347	377
Total cash, cash equivalents and restricted cash	$2,730	$3,873	$2,340

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at March 31, 2021, December 31, 2020, and March 31, 2020 is related to the Trust.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - INCOME TAXES

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

The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of the program, which resides in the U.S., is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions, which can drive material impacts on the company's effective tax rate. For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 6 - Supplementary Information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended March 31,
(In millions)	2021	2020
Income from continuing operations after income taxes	$613	$281
Net income attributable to continuing operations noncontrolling interests	3	10
Income from continuing operations available to Corteva common stockholders	610	271
(Loss) income from discontinued operations available to Corteva common stockholders	(10)	1
Net income available to common stockholders	$600	$272

Earnings Per Share Calculations - Basic	Three Months Ended March 31,
(Dollars per share)	2021	2020
Earnings per share of common stock from continuing operations	$0.82	$0.36
Loss per share of common stock from discontinued operations	(0.01)	—
Earnings per share of common stock	$0.81	$0.36

Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
(Dollars per share)	2021	2020
Earnings per share of common stock from continuing operations	$0.81	$0.36
Loss per share of common stock from discontinued operations	(0.01)	—
Earnings per share of common stock	$0.80	$0.36

Share Count Information	Three Months Ended March 31,
(Shares in millions)	2021	2020
Weighted-average common shares - basic	743.4	749.9
Plus dilutive effect of equity compensation plans[1]	6.2	2.6
Weighted-average common shares - diluted	749.6	752.5
Potential shares of common stock excluded from EPS calculations[2]	2.9	9.1
1.Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
2.These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Accounts receivable – trade[1]	$5,231	$3,754	$5,367
Notes receivable – trade[1,2]	533	163	412
Other[3]	1,028	1,009	996
Total accounts and notes receivable - net	$6,792	$4,926	$6,775
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $203 million at March 31, 2021, $208 million at December 31, 2020, and $203 million at March 31, 2020. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2021, December 31, 2020, and March 31, 2020 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $115 million, $106 million, and $140 million as of March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2021 and 2020:

(In millions)
2020
Balance at December 31, 2019	$174
Net provision for credit losses	60
Write-offs charged against allowance	(1)
Recoveries collected	(30)
Balance at March 31, 2020	$203

2021
Balance at December 31, 2020	$208
Net benefit for credit losses	(5)
Balance at March 31, 2021	$203

The company enters into various factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds. These financing arrangements result in a transfer of the company's receivables and risks to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the interim Condensed Consolidated Balance Sheets upon transfer, and the company receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, which is typically provided through a guarantee of accounts in the event of customer default, the guarantee obligation is measured using market data from similar transactions and reported as a current liability in the interim Condensed Consolidated Balance Sheets.

Trade receivables sold under these agreements were $11 million and $15 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2021, December 31, 2020, and March 31, 2020 were $128 million, $157 million, and $43 million, respectively. The net proceeds received are included in cash provided by operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. Loss on sale of receivables for the three months ended March 31, 2021 and 2020 were not material. The guarantee obligations recorded as of March 31, 2021, December 31, 2020, and March 31, 2020 in the interim Condensed Consolidated Balance Sheets were not material. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - INVENTORIES

(In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Finished products	$2,508	$2,584	$2,721
Semi-finished products	1,386	1,813	1,260
Raw materials and supplies	427	485	420
Total inventories	$4,321	$4,882	$4,401

NOTE 11 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	March 31, 2021			December 31, 2020			March 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(380)	$5,885	$6,265	$(317)	$5,948	$6,265	$(126)	$6,139
Customer-related	1,956	(404)	1,552	1,984	(380)	1,604	1,956	(293)	1,663
Developed technology	1,485	(565)	920	1,451	(525)	926	1,463	(409)	1,054
Trademarks/trade names[1]	2,013	(112)	1,901	2,019	(99)	1,920	166	(88)	78
Favorable supply contracts	475	(326)	149	475	(302)	173	475	(231)	244
Other[2]	405	(238)	167	405	(239)	166	400	(218)	182
Total other intangible assets with finite lives	12,599	(2,025)	10,574	12,599	(1,862)	10,737	10,725	(1,365)	9,360

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	10	—	10
Trade name[1]							1,871	—	1,871
Total other intangible assets	10	—	10	10	—	10	1,881	—	1,881
Total	$12,609	$(2,025)	$10,584	$12,609	$(1,862)	$10,747	$12,606	$(1,365)	$11,241
1.Beginning on October 1, 2020, the company changed its indefinite life assertion of its trade name asset to definite lived with a useful life of 25 years. This change is the result of the launch of BrevantTM seed in the retail channel in the U.S. Prior to changing the useful life of the trade name asset, the company tested the asset for the impairment under ASC 350- Intangibles, Goodwill and Other, concluding the asset was not impaired.
2.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $183 million and $163 million for the three months ended March 31, 2021 and 2020, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2021 and each of the next five years is approximately $537 million, $700 million, $620 million, $606 million, $569 million and $555 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations:

Short-term borrowings and finance lease obligations
(In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Commercial paper	$1,218	$—	$1,918
Repurchase facility	30	—	30
Other loans - various currencies	—	1	45
Long-term debt payable within one year	1	1	1
Finance lease obligations payable within one year	1	1	2
Total short-term borrowings and finance lease obligations	$1,250	$3	$1,996

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,121 million, $1,168 million, and $612 million as of March 31, 2021, December 31, 2020, and March 31, 2020, respectively, and was determined using quoted market prices for the same or similar issues, or current rates offered to the company for debt of the same remaining maturities (Level 2 inputs).

Repurchase Facility
In February 2021, the company entered into a new committed receivable repurchase facility of up to $1 billion (the "2021 Repurchase Facility") which expires in December 2021. Under the 2021 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2021 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2021 Repurchase Facility have an interest rate of LIBOR+0.85 percent.

As of March 31, 2021, $32 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2021 Repurchase Facility of $30 million, recorded in short-term borrowings and finance lease obligations on the interim Condensed Consolidated Balance Sheet.

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

In March 2020, the company drew down $500 million under the $3.0 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic and repaid that borrowing in full in June 2020. There were no additional borrowings and the unused commitments under the 3-year revolving credit facility were $3.0 billion as of March 31, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of March 31, 2021, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 9 and 22 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2021, December 31, 2020 and March 31, 2020, the company had directly guaranteed $108 million, $94 million, and $90 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at March 31, 2021 had terms less than one year. The maximum future payments include $23 million at March 31, 2021 and $17 million at December 31, 2020 and March 31, 2020, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable, Net, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $178 million, $16 million and $125 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

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

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. See Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information related to indemnifications.

Chemours/Performance Chemicals
Refer to Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional discussion of the Chemours Separation Agreement.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

claims of certain class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. About 96 claims alleging personal injury were filed in the Ohio MDL since the 2017 settlement and a number of additional pre-suit claims for personal injury were asserted.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EID, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims had proceeded (the “Pending Arbitration”).

For additional information regarding environmental indemnification, see discussion on page 25.

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

After the term of this arrangement, Chemours’ indemnification obligations under the original 2015 Chemours Separation Agreement, would continue unchanged, subject in each case to certain exceptions set out in the MOU. Under the MOU, Chemours waived specified claims regarding the construct of its 2015 spin-off transaction, and the parties will dismiss the pending arbitration regarding those claims (as discussed below). Additionally, the parties have agreed to resolve the Ohio MDL PFOA personal injury litigation (as discussed below). The parties are expected to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and (ii) Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of the common control combination with DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information relating to the Separation.

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective. Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved. The company has recorded a liability of $21 million and an indemnification asset of $16 million at March 31, 2021, related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2021, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

The Leach settlement permits class members to pursue personal injury claims for six health conditions (and no others) that an expert panel appointed under the settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits were filed in federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). The Ohio MDL was settled in early 2017 for $670.7 million in cash, with Chemours and EID (without indemnification from Chemours) each paying half.

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first trial for these claims, a kidney cancer case, resulted in a hung jury, while the second, Travis and Julie Abbot v. E.I du Pont de Nemours and Company (the “Abbot Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium. Following entry of the judgment by the court, EID filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. The trial court recently granted EID’s motion to reduce the loss of consortium award to conform with state tort reform laws limiting these damages to $250,000. The company is continuing its other appeals to reduce the jury verdict or eliminate its liability, in whole or part.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company recorded a liability for its share

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the settlement, with a charge to (loss) income from discontinued operations after income taxes, during the year ended December 31, 2020, and paid $16 million during the three months ended March 31, 2021. Following this settlement, the parties have agreed to petition the court for the dissolution of the MDL.

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

New Jersey. At March 31, 2021, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

Alabama / Others. EID is one of more than thirty defendants in a lawsuit by the Alabama water utility alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Alaska, Michigan, Mississippi, New Hampshire, South Dakota, and Vermont recently filed lawsuits against EID, Chemours, 3M and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Motions to dismiss the Michigan, Vermont and New Hampshire cases have been denied. Additionally, the State of Delaware has indicated it may file a similar natural resource claim related to alleged PFAS contamination and other contaminants.

Ohio. EID is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies.

Aqueous Firefighting Foams. Approximately 985 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 910 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. A schedule of initial trials is expected to be established in the second quarter of 2021.

EID did not make firefighting foams, PFOS, or PFOS products. While EID made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EID’s

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At March 31, 2021, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

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

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2021, the company had accrued obligations of $333 million for probable environmental remediation and restoration costs, including $56 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $577 million above the amount accrued at March 31, 2021. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 22.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The above noted $333 million accrued obligations includes the following:

	As of March 31, 2021
(In millions)	Indemnification Asset	Accrual balance[3,4]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$152	$152	$280
Other discontinued or divested businesses obligations[1]	—	78	177

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	34	34	65

Environmental remediation liabilities not subject to indemnity	—	69	55
Total	$186	$333	$577
1.Represents liabilities that are subject to the $200 million thresholds and sharing arrangements as discussed on page 22, under Corteva Separation Agreement.
2.The company has recorded an indemnification asset related to these accruals, including $30 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates
4.Accrual balance excludes indemnification liabilities of $54 million to Chemours, related to the cost sharing arrangement under the MOU (see page 10).

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that the Board of Directors of Corteva, Inc. authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the three months ended March 31, 2021, the company purchased and retired 7,646,000 shares in the open market for a total cost of $350 million. During the three months ended March 31, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million.

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

Below is a summary of the EID Preferred Stock at March 31, 2021, December 31, 2020, and March 31, 2020, which is classified as noncontrolling interests in Corteva's interim Condensed Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)
Other comprehensive (loss) income before reclassifications	(672)	1	(2)	3	—	(670)
Amounts reclassified from accumulated other comprehensive loss	—	5	2	—	—	7
Net other comprehensive (loss) income	(672)	6	—	3	—	(663)
Balance March 31, 2020	$(2,616)	$8	$(1,247)	$(78)	$—	$(3,933)
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive (loss) income before reclassifications	(403)	71	(4)	1	4	(331)
Amounts reclassified from accumulated other comprehensive loss	—	(6)	12	(158)	6	(146)
Net other comprehensive (loss) income	(403)	65	8	(157)	10	(477)
Balance March 31, 2021	$(2,373)	$(2)	$(1,425)	$433	$—	$(3,367)
1.The cumulative translation adjustment loss for the three months ended March 31, 2020 was primarily driven by the strengthening of the USD against the Brazilian Real (“BRL”) and the South African Rand ("ZAR"). The cumulative translation adjustment loss for the three months ended March 31, 2021 was primarily driven by strengthening of the USD against the Swiss Franc ("CHF"), Brazilian Real ("BRL") and European Euro.

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended March 31,
	2021	2020
Derivative instruments	$(18)	$5
Pension benefit plans - net	(2)	(4)
Other benefit plans - net	49	—
Benefit from income taxes related to other comprehensive (loss) income items	$29	$1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended March 31,
	2021	2020
Derivative Instruments[1]:	$(5)	$7
Tax benefit[2]	(1)	(2)
After-tax	$(6)	$5
Amortization of pension benefit plans:
Actuarial losses[3,4]	$14	$1
Settlement loss[3,4]	1	2
Total before tax	$15	$3
Tax benefit[2]	(3)	(1)
After-tax	$12	$2
Amortization of other benefit plans:
Prior service benefit[3,4]	$(230)	$—
Actuarial gains[3,4]	23	—
Total before tax	$(207)	$—
Tax benefit[2]	49	—
After-tax	$(158)	$—
Unrealized Loss on Investments[4]	$6	$—
Tax benefit[2]	—	—
After-tax	$6	$—
Total reclassifications for the period, after-tax	$(146)	$7
1.Reflected in cost of goods sold.
2.Reflected in provision for (benefit from) income taxes from continuing operations.
3.These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit credit of the company's pension and other benefit plans. See Note 15 - Pension Plans and Other Post Employment Benefits, for additional information.
4.Reflected in other income - net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended March 31,
(In millions)	2021	2020
Defined Benefit Pension Plans:
Service cost	$7	$5
Interest cost	91	141
Expected return on plan assets	(230)	(251)
Amortization of unrecognized loss	14	1
Settlement loss	1	2
Net periodic benefit credit	$(117)	$(102)
Other Post Employment Benefits:
Service cost	$—	$1
Interest cost	6	16
Amortization of unrecognized loss	23	—
Amortization of prior service benefit	(230)	—
Net periodic benefit (credit) cost	$(201)	$17

NOTE 16 - FINANCIAL INSTRUMENTS

At March 31, 2021, the company had $1,602 million ($2,511 million and $1,536 million at December 31, 2020 and March 31, 2020, respectively) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $49 million ($43 million and $10 million at December 31, 2020 and March 31, 2020, respectively) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at March 31, 2021, the company had $65 million ($226 million at December 31, 2020) of available-for-sale securities. The above noted securities are included in cash and cash equivalents, marketable securities, and other current assets in the interim Condensed Consolidated Balance Sheets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	$1,030	$1,164	$751
Commodity contracts	$239	$383	$418
Derivatives not designated as hedging instruments:
Foreign currency contracts	$715	$647	$644
Commodity contracts	$154	$—	$59

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended March 31,
(In millions)	2021	2020
Beginning balance	$(16)	$2
Additions and revaluations of derivatives designated as cash flow hedges	30	(22)
Clearance of hedge results to earnings	(4)	5
Ending balance	$10	$(15)

At March 31, 2021, an after-tax net loss of $8 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended March 31,
(In millions)	2021	2020
Beginning balance	$(17)	$—
Additions and revaluations of derivatives designated as cash flow hedges	25	16
Clearance of hedge results to earnings	(2)	—
Ending balance	$6	$16

At March 31, 2021, an after-tax net gain of $6 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	52	(32)	20
Total asset derivatives		$90	$(32)	$58

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$16	$—	$16
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	46	(30)	16
Total liability derivatives		$62	$(30)	$32

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$15	$—	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	40	(40)	—
Total asset derivatives		$55	$(40)	$15

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	97	(40)	57
Total liability derivatives		$135	$(40)	$95

		March 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$36	$—	$36
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	230	(110)	120
Total asset derivatives		$266	$(110)	$156

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$108	$(103)	$5
Total liability derivatives		$108	$(103)	$5
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Three Months Ended March 31,
(In millions)	2021	2020
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$21	$9
Cash flow hedges:
Foreign currency contracts	31	19
Commodity contracts	36	(34)
Total derivatives designated as hedging instruments	$88	$(6)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$1	$—
Commodity contracts[2]	4	(7)
Total derivatives designated as hedging instruments	$5	$(7)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$16	$165
Foreign currency contracts[2]	2	—
Commodity contracts[2]	(12)	9
Total derivatives not designated as hedging instruments	6	174
Total derivatives	$11	$167
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold.
3.Gain recognized in other income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 6 - Supplementary Information, for additional information.

Debt Securities
The company's investment in debt securities are classified as available-for-sale. At March 31, 2021, the fair value and amortized cost of the company's investments in debt securities with contractual maturities within one to five years was $65 million.

The estimated fair value of the available-for-sale securities as of March 31, 2021 and December 31, 2020 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of March 31, 2021 and December 31, 2020 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss within the interim Consolidated Statements of Equity. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2021:

Investing Results	Three Months Ended March 31,
(In millions)	2021
Proceeds from sales of available-for-sale securities	$161
Gross realized losses	(6)
Total	$155

The following table provides the fair value and gross unrealized losses of the company's investments in debt securities at March 31, 2021, aggregated by investment category:

March 31, 2021	12 months or more
(In millions)	Fair value	Gross unrealized losses
U.S. Treasuries	$65	$—

NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

March 31, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$49
Debt securities:
U.S. treasuries[1]	65	—
Derivatives relating to:[2]
Foreign currency	—	90
Total assets at fair value	$65	$139
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	—	62
Total liabilities at fair value	$—	$62

December 31, 2020	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$43
Debt securities:
U.S. treasuries[1]	226	—
Derivatives relating to:[2]
Foreign currency	—	55
Total assets at fair value	$226	$98
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	—	135
Total liabilities at fair value	$—	$135

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Marketable securities	$10
Derivatives relating to:[2]
Foreign currency	266
Total assets at fair value	$276
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	108
Total liabilities at fair value	$108
1.    The company's investments in debt securities, which are available-for-sale, are included in "marketable securities" in the interim Condensed Consolidated Balance Sheets.
2. See Note 16 - Financial Instruments for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

NOTE 18 - SEGMENT INFORMATION
Corteva’s reportable segments reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (seed and crop protection). For purposes of allocating resources to the segments and assessing segment performance, segment operating EBITDA is the primary measure used by Corteva’s CODM. The company defines segment operating EBITDA as earnings (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs - net, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Effective January 1, 2021, on a prospective basis, the company excludes from segment operating EBITDA net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Non-operating (benefits) costs - net consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense.

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2021
Net sales	$2,492	$1,686	$4,178
Segment operating EBITDA	$617	$321	$938
Segment assets[1]	$24,799	$13,349	$38,148

2020
Net sales	$2,455	$1,501	$3,956
Segment operating EBITDA	$581	$238	$819
Segment assets[1]	$25,857	$13,251	$39,108
1.    Segment assets at December 31, 2020 were $23,751 million and $13,099 million for Seed and Crop Protection, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2021	2020
Income from continuing operations after income taxes	$613	$281
Provision for income taxes on continuing operations	178	127
Income from continuing operations before income taxes	791	408
Depreciation and amortization	304	283
Interest income	(21)	(18)
Interest expense	7	10
Exchange losses - net	35	61
Non-operating benefits - net	(311)	(73)
Mark-to-market gains on certain foreign currency contracts not designated as hedges[1]	(1)
Significant items	100	123
Corporate expenses	34	25
Segment operating EBITDA	$938	$819
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no activity in the three months ended March 31, 2020. Refer to page 48 for further discussion of the company’s Non-GAAP financial measures.

Segment assets to total assets (in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Total segment assets	$38,148	$36,850	$39,108
Corporate assets	4,401	5,799	3,870
Total assets	$42,549	$42,649	$42,978

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three months ended March 31, 2021 and 2020, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2021
Restructuring and Asset Related Charges - Net [1]	$(21)	$(32)	$(47)	$(100)
Total	$(21)	$(32)	$(47)	$(100)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2020
Restructuring and Asset Related Charges - Net [1]	$(10)	$(18)	$(42)	$(70)
Loss on Divestiture[2]	—	(53)	—	(53)
Total	$(10)	$(71)	$(42)	$(123)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.
2.Includes a loss recorded in other income - net related to the sale of the La Porte site.
.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” "outlook," or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s strategy for growth, product development, regulatory approval, market position, liquidity, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, as well as its expectations related to its separation of Corteva from DowDuPont and the agreements related thereto, are forward-looking statements.

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

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements or other estimates is included in the “Risk Factors” section of Corteva’s Annual Report on Form 10-K, as modified by subsequent Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K.

Recent Developments

COVID-19 Pandemic
On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus disease (“COVID-19”) a pandemic. The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. Since the crisis began Corteva has engaged its global Integrated Health Services Pandemic & Infectious Disease Team to take actions and implement guidelines and protocols in response to the COVID-19 pandemic described in its 2020 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, COVID-19 Pandemic.

When COVID-19 is demonstrably contained, the company anticipates a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments, vaccination rates, and the ability of COVD-19 variants to overcome containment efforts, available vaccines, and medical treatments. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the company's business, including the effects on its customers, employees, and prospects, or on its financial results for 2021 and beyond. With the ongoing volatility in global markets, the company will continue to monitor various factors that could impact earnings and cash flows of the business, including, but not limited to the inflation of, or unavailability of raw material inputs and transportation and logistics services, currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

2021 Restructuring Actions
On February 1, 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $130 million to $170 million, comprised of approximately $40 million to $50 million of severance and related benefit costs, $40 million to $60 million of asset related charges, $10 million to $15 million of asset retirement obligations and $40 million to $45 million of costs related to contract terminations (contract terminations includes early lease terminations). Future cash payments related to this charge are anticipated to be approximately $80 million to $100 million, primarily related to the payment of severance and related benefits, asset retirement obligations, and costs related to contract terminations. The restructuring actions associated with this charge are expected to be substantially complete in 2021.

During the three months ended March 31, 2021, the company recorded pre-tax charges of $89 million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations, primarily related to the payment of severance and related benefits and contract termination charges.

The 2021 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $70 million of savings on a run rate basis by 2023. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company expects to complete the share repurchase program in 2021. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. During the three months ended March 31, 2021, the company purchased and retired 7,646,000 shares in the open market for a total cost of $350 million. During the three months ended March 31, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million.

Overview

The following is a summary of results from continuing operations for the three months ended March 31, 2021:

•The company reported net sales of $4,178 million, up 6 percent versus the same quarter last year, reflecting a 3 percent increase in volume and a 3 percent increase in price. Volume and price gains were driven by continued penetration of new products, coupled with favorable overall market fundamentals.

•Cost of goods sold ("COGS") totaled $2,420 million in the first quarter of 2021, up from $2,269 million in the first quarter of 2020, primarily driven by increased volumes and higher input costs, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $100 million in the first quarter of 2021, an increase from $70 million in the first quarter of 2020. The charges in the first quarter of 2021 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions.

•Income from continuing operations after income taxes was $613 million, as compared to $281 million in the same quarter last year.

•Operating EBITDA was $904 million for the three months ended March 31, 2021, up from $794 million for the three months ended March 31, 2020, primarily driven by strong price execution and volume gains, which collectively more than offset cost headwinds. The company experienced market-driven cost headwinds in the quarter, including cost increases in freight and logistics, as well as raw materials. These headwinds were partially offset by the company’s ongoing execution on its productivity programs. Refer to page 48 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the three months ended March 31, 2021:

•The company returned approximately $450 million to shareholders during the three months ended March 31, 2021 under its previously announced share repurchase program and through common stock dividends.

Selected Financial Data

In millions, except per share amounts	Three Months Ended March 31,
	2021	2020
Net sales	$4,178	$3,956

Cost of goods sold	$2,420	$2,269
Percent of net sales	58%	57%

Research and development expense	$281	$280
Percent of net sales	7%	7%

Selling, general and administrative expenses	$733	$757
Percent of net sales	18%	19%

Effective tax rate on continuing operations	22.5%	31.1%

Income from continuing operations after income taxes	$613	$281

Income from continuing operations available to Corteva common stockholders	$610	$271

Basic earnings per share of common stock from continuing operations	$0.82	$0.36
Diluted earnings per share of common stock from continuing operations	$0.81	$0.36

Results of Operations

Net Sales
Net sales were $4,178 million and $3,956 million for the three months ended March 31, 2021 and 2020, respectively. Volume and local price both increased 3 percent versus the prior-year period, primarily driven by the ongoing penetration of new products coupled with favorable overall market fundamentals. Gains were reported in most regions, led by double-digit growth in Latin America.

	Three Months Ended March 31,
	2021		2020
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$4,178	100%	$3,956	100%
North America[1]	1,743	42%	1,765	45%
EMEA[2]	1,602	38%	1,467	37%
Latin America	518	12%	434	11%
Asia Pacific	315	8%	290	7%

	Q1 2021 vs. Q1 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$(22)	(1)%	1%	(3)%	1%	—%
EMEA[2]	135	9%	3%	3%	3%	—%
Latin America	84	19%	14%	24%	(19)%	—%
Asia Pacific	25	9%	3%	6%	4%	(4)%
Total	$222	6%	3%	3%	—%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $2,420 million (58 percent of net sales) and $2,269 million (57 percent of net sales) for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily driven by higher input costs in both crop protection and seed. Also, the company experienced higher seed freight costs due to lower service capacity combined with an increase in volumes, all partially offset by ongoing cost and productivity actions.

Research and Development Expense
R&D expense was $281 million (7 percent of net sales) and $280 million (7 percent of net sales) for the three months ended March 31, 2021 and 2020, respectively. R&D expense was essentially flat, as compared to prior year, as increases in spending to support new product launches were offset by ongoing cost and productivity actions.

Selling, General and Administrative Expenses
SG&A expenses were $733 million (18 percent of net sales) and $757 million (19 percent of net sales) for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily driven by lower bad debt expense due to a reduction in the reserve percentage used based on improvements in the loss history, lower travel expense due to COVID-19 related restrictions put into place late in the first quarter of 2020, and favorable currency, partially offset by higher commission expense due to an increase in sales.

Amortization of Intangibles
Intangible asset amortization was $183 million and $163 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily driven by amortization of the trade name asset that was changed from indefinite lived intangible asset to definite lived in the fourth quarter of 2020. See Note 11 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $100 million and $70 million for the three months ended March 31, 2021 and 2020, respectively. The charges in the first quarter of 2021 primarily relate to severance and related benefit costs, contract termination charges, and asset related charges associated with 2021 Restructuring Actions. The charges in the first quarter of 2020 primarily relate to severance and related benefit costs and asset related charges under the Execute to Win Productivity Program.

In addition, during the three months ended March 31, 2021 and 2020, the company recognized $7 million and $10 million, respectively, in restructuring and asset related charges, net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Other Income - Net
Other income - net was $337 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to an increase in non-operating pension and other post employment benefit credit, driven by the December 2020 OPEB plan amendments as discussed in the 2020 Annual Report. In addition, Other income - net for the quarter ended March 31, 2020 includes a $(53) million loss on the sale of the La Porte site. See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Pre-tax net exchange losses were $35 million and $61 million for the three months ended March 31, 2021 and 2020, respectively. The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statement of Operations.

Interest Expense
Interest expense was $7 million and $10 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by lower average commercial paper balances and lower interest rates, partially offset by higher average long-term borrowings.

Provision for Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $178 million for the three months ended March 31, 2021 on pre-tax income from continuing operations of $791 million, resulting in an effective tax rate of 22.5 percent. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by $(7) million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, as well as tax benefits related to the issuance of stock-based compensation.
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

Interest Expense
EID’s interest expense was $22 million and $42 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by the items noted on page 43, under the header "Interest Expense," and by lower interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Provision for Income Taxes on Continuing Operations
EID’s provision for income taxes on continuing operations was $174 million for three months ended March 31, 2021 on pre-tax income from continuing operations of $776 million, resulting in an effective tax rate of 22.4 percent. EID’s provision for income taxes on continuing operations was $119 million for the three months ended March 31, 2020 on pre-tax income from continuing operations of $376 million, resulting in an effective tax rate of 31.6 percent.

EID’s effective tax rates for the three months ended March 31, 2021 and 2020 were driven by the items noted on page 43, under the header “Provision for Income Taxes on Continuing Operations” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Corporate Outlook
The company is increasing its net sales outlook for 2021, and expects an approximate 3 – 4 percent increase in net sales. Additionally, the company is reaffirming its previous 2021 Corporate Outlook on Operating EBITDA and Operating Earnings Per Share, refer to the 2020 Annual Report, and expects an increase of approximately 15 - 20 percent and 23 - 30 percent, respectively.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 49 for Significant Items recorded in the three months ended March 31, 2021 and 2020). During 2021, the company expects to record $130 million to $170 million for the 2021 Restructuring Actions and approximately $130 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information on the company’s 2021 Restructuring Actions and accelerated prepaid royalty amortization.

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

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2021 compared with the same period in 2020. The company defines segment operating EBITDA as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Beginning January 1, 2021, the company excludes net unrealized gains or losses from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. See Note 18 - Segment Information, to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income from continuing operations after income taxes for the three months ended March 31, 2021 and 2020 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
In millions	2021	2020
Net sales	$2,492	$2,455
Segment operating EBITDA	$617	$581

Seed	Q1 2021 vs. Q1 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(80)	(6)%	(1)%	(6)%	1%	—%
EMEA	66	7%	3%	2%	2%	—%
Latin America	58	27%	9%	39%	(21)%	—%
Asia Pacific	(7)	(10)%	5%	(12)%	(3)%	—%
Total	$37	2%	2%	1%	(1)%	—%

Seed	Q1 2021 vs. Q1 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$24	1%	2%	—%	(1)%	—%
Soybeans	(4)	(2)%	(4)%	—%	2%	—%
Other oilseeds	48	19%	4%	18%	(3)%	—%
Other	(31)	(19)%	(5)%	(12)%	(2)%	—%
Total	$37	2%	2%	1%	(1)%	—%

Seed
Seed net sales were $2,492 million in the first quarter of 2021, up 2 percent from $2,455 million in the first quarter of 2020. Gains were driven by a 2 percent increase in local price and a 1 percent increase in volume, partially offset by a 1 percent impact from currency.

Pricing gains were driven by strong adoption of new Seed technology, including price execution in EMEA and Latin America, with corn price up 2% globally. Volume growth was driven by record corn and sunflower volume in EMEA due to a shift in customer demand on local supply concerns and an early start to the spring, coupled with strong Safrinha sales in Brazil and early demand in other parts of Latin America. Gains were partially offset by impact of seasonal timing of deliveries in North America. Unfavorable currency impacts, led by the Brazilian Real, were partially offset by favorable impacts from the Euro.

Segment operating EBITDA was $617 million in the first quarter of 2021, up 6 percent from $581 million in the first quarter of 2020. Price execution, lower SG&A driven by an improvement in bad debt, a gain on the remeasurement of an equity investment and ongoing cost and productivity actions more than offset higher input costs from unfavorable yields on European corn, higher freight costs and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 100 basis points versus the prior-year period.

Crop Protection	Three Months Ended March 31,
In millions	2021	2020
Net sales	$1,686	$1,501
Segment Operating EBITDA	$321	$238

Crop Protection	Q1 2021 vs. Q1 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$58	12%	6%	5%	1%	—%
EMEA	69	12%	3%	4%	5%	—%
Latin America	26	12%	18%	10%	(16)%	—%
Asia Pacific	32	14%	2%	12%	5%	(5)%
Total	$185	12%	6%	6%	1%	(1)%

Crop Protection	Q1 2021 vs. Q1 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$163	20%	5%	12%	3%	—%
Insecticides	7	2%	8%	(4)%	(2)%	—%
Fungicides	32	14%	5%	14%	(1)%	(4)%
Other	(17)	(24)%	(1)%	(19)%	(4)%	—%
Total	$185	12%	6%	6%	1%	(1)%

Crop Protection
Crop protection net sales were $1,686 million in the first quarter of 2021, up 12 percent from $1,501 million in the first quarter of 2020. Gains were driven by 6 percent increases in volume and price, respectively, and a 1 percent favorable impact from currency, partially offset by a 1 percent impact from portfolio.

Volume gains were driven by strong demand for new products globally, including ArylexTM, EnlistTM, and RinskorTM herbicides and IsoclastTM and PyraxaltTM insecticides. These volume gains were partially offset by an approximate $70 million impact from the company's decision to phase out select low-margin, generic products. Local price rose due to increases in Latin America, coupled with favorable product mix globally and strategic price increases in North America. Favorable currency impacts primarily from the Euro more than offset unfavorable impacts from the Brazilian Real. The portfolio impact was driven by prior-year divestitures in Asia Pacific.

Segment operating EBITDA was $321 million in the first quarter of 2021, up 35 percent from $238 million in the first quarter of 2020. Price and volume gains and ongoing cost and productivity actions more than offset higher input costs, including raw materials costs. Segment operating EBITDA margin improved by more than 300 basis points versus prior-year.

While the company has experienced some supply chain challenges and higher costs during the quarter ended March 31, 2021, as a result of freight and logistic service capacities remaining contracted and not yet having returned to pre-pandemic levels and weather-related events in the Gulf Coast, its supply chain strategies have to-date largely enabled availability of product and deliveries to customers.

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

Operating EBITDA is defined as earnings (i.e., income from continuing operations before income taxes) before interest, depreciation, amortization, non-operating (benefits) costs - net, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and OPEB credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites of Historical DuPont. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings per share is defined as "Earnings per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of non-operating (benefits) costs - net, the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Reconciliation of Income from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
(In millions)	2021	2020
Income from continuing operations after income taxes (GAAP)	$613	$281
Provision for income taxes on continuing operations	178	127
Income from continuing operations before income taxes (GAAP)	791	408
Depreciation and amortization	304	283
Interest income	(21)	(18)
Interest expense	7	10
Exchange losses - net	35	61
Non-operating benefits - net	(311)	(73)
Mark-to-market gains on certain foreign currency contracts not designated as hedges[1]	(1)
Significant items charge	100	123
Operating EBITDA (Non-GAAP)	$904	$794
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no activity in the three months ended March 31, 2020.

Significant Items

	Three Months Ended March 31,
(In millions)	2021	2020
Restructuring and asset related charges - net	$(100)	$(70)
Loss on divestiture	—	(53)
Total pretax significant items charge	(100)	(123)
Total tax benefit impact of significant items[1]	23	23
Tax only significant item benefit[2]	—	(19)
Total significant items charge, after tax	$(77)	$(119)
1.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
2.The three months ended March 31, 2020 includes an after tax charge related to the impact of a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset.

Reconciliation of Income from Continuing Operations Attributable to Corteva and Earnings Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings and Operating Earnings Per Share

	Three Months Ended March 31,
(In millions)	2021	2020
Income from continuing operations attributable to Corteva (GAAP)	$610	$271
Less: Non-operating benefits - net, after tax	237	57
Less: Amortization of intangibles (existing as of Separation), after tax	(143)	(114)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax[1]	1
Less: Significant items charge, after tax	(77)	(119)
Operating Earnings (Non-GAAP)	$592	$447

	Three Months Ended March 31,
	2021	2020
Earnings per share of common stock from continuing operations - diluted (GAAP)	$0.81	$0.36
Less: Non-operating benefits - net, after tax	0.31	0.08
Less: Amortization of intangibles (existing as of Separation), after tax	(0.19)	(0.15)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax[1]	—
Less: Significant items charge, after tax	(0.10)	(0.16)
Operating Earnings Per Share (Non-GAAP)	$0.79	$0.59
Diluted Shares Outstanding (in millions)	749.6	752.5
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no activity in the three months ended March 31, 2020.

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2020 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2021.

(In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Cash, cash equivalents and marketable securities	$2,518	$3,795	$1,973
Total debt	$2,352	$1,105	$2,610

The company's cash, cash equivalents and marketable securities at March 31, 2021, December 31, 2020, and March 31, 2020 were $2,518 million, $3,795 million and $1,973 million, respectively. Total debt at March 31, 2021, December 31, 2020, and March 31, 2020 was $2,352 million, $1,105 million, and $2,610 million, respectively. The increase in debt balances from December 31, 2020 was primarily due to funding the company’s seasonal working capital needs. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending and pension obligations. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs. During the three months ended March 31, 2021, the company has experienced increased costs for steel and other materials used in various capital expenditures and capacity expansion projects, and expects this trend to continue. This has been due, in part to, rising demand from the economic recovery from the lifting of COVID-19 pandemic restrictions and government stimulus in some regions, while the supply for certain materials have not returned to pre-pandemic levels.

The company had access to approximately $6.4 billion at March 31, 2021 and December 31, 2020, respectively and $5.8 billion at March 31, 2020, in committed and uncommitted unused credit lines. In addition to the unused credit facilities, the company has a $1 billion 2021 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and nondiscretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In March 2020, the company drew down $500 million under the three year revolving credit facility to finance its short term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic, and repaid that borrowing in full in June 2020. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2021 the company was in compliance with these covenants.

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
The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including cash, commercial paper, the 2021 Repurchase Facility, the Revolving Credit Facilities, and factoring.

In February 2021, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.0 billion (the "2021 Repurchase Facility") which expires in December 2021. Under the 2021 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 9 - Accounts and Notes Receivable, Net, to the interim Consolidated Financial Statements for more information.
The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company's seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at March 31, 2021, December 31, 2020, and March 31, 2020 are $2.5 billion, $3.8 billion, and $2.0 billion respectively, of which $2.4 billion at March 31, 2021, $3.1 billion at December 31, 2020, and $1.5 billion at March 31, 2020 was held by subsidiaries in foreign countries, including United States territories. The 2017 Tax Cuts and Jobs Act ("The Act") required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At March 31, 2021, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash used for operating activities was $1,950 million for the three months ended March 31, 2021 compared to $1,930 million for the three months ended March 31, 2020. The change in cash used for operating activities was driven by an increase in working capital requirements.

Cash provided by (used for) investing activities was $36 million for the three months ended March 31, 2021 compared to $(130) million for the three months ended March 31, 2020. The change was primarily due to higher net proceeds from investments in available-for-sale securities, partly offset by higher capital expenditures.

Cash provided by financing activities was $0.8 billion for the three months ended March 31, 2021 compared to $2.3 billion for the three months ended March 31, 2020. The change was primarily due to lower borrowings partially offset by higher repurchases of Corteva common stock.

In January 2021, the Company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on March 15, 2021, to the shareholders of record on March 1, 2021.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company repurchased $650 million under its share buyback plan since the Corteva Distribution and expects to repurchase the remaining $350 million in 2021. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the three months ended March 31, 2021, the company purchased and retired 7,646,000 shares in the open market for a total cost of $350 million. During the three months ended March 31, 2020, the company purchased and retired 1,865,000 shares for a total cost of $50 million. See Note 14 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash used for operating activities
EID’s cash used for operating activities was $1.9 billion for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by the items above under the header, "Summary of Cash Flow".

Cash provided by financing activities
EID’s cash provided by financing activities was $0.8 billion for the three months ended March 31, 2021 compared to $2.3 billion for the three months ended March 31, 2020. The change was primarily driven by lower borrowings and higher payments on related party debt.

See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information on the related party loan between EID and Corteva, Inc.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2020 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2020 can be found on page 73 of the company's 2020 Annual Report.  There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2020 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 16 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2020 Annual Report, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2021, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of March 31, 2021, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont. Information regarding certain of these matters is set forth below and in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. Even when the Company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the Company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company, including avoidance of future distraction and litigation defense cost, and its shareholders.

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

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses
As discussed below and in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EID, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims has proceeded (the “Pending Arbitration”). On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for further discussion.

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

Related to Corteva's current businesses

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EID's La Porte, Texas, facility. The release occurred at the site’s crop protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board (“CSB”) issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva responded to the CSB on September 30, 2019 outlining the actions it has taken to date to address the recommendations for the site and providing its plan to address the CSB’s remaining recommendations. After the conclusion of the CSB investigation, criminal U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") investigations related to the incident continued. On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. Corteva cooperated fully with the government’s investigation and will vigorously defend against these charges. The trial is currently scheduled for March 2022.

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

Natural Resource Damage Cases
Since May 2017, several municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours, 3M, and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's most recently filed annual report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2021:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
February 2021	2,530,263	$44.78	2,530,263	$587
March 2021	5,116,171	46.27	5,116,171	350
Total	7,646,434	$45.77	7,646,434	$350
1.    On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019.

3.3	Amended and Restated Certificate of Incorporation of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.1 to E.I. du Pont de Nemours and Company’s Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

3.4	Amended and Restated Bylaws of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.2 to E.I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Master Repurchase Agreement by and among Coöperatieve Rabobank, U.A. (New York Branch), MUFG Bank, Ltd. (New York Branch), Standard Chartered Bank (New York Branch), HSBC Bank USA, N.A., and PHI Financial Services, Inc. dated as of February 9, 2021.

10.2	Master Framework Agreement by and among Coöperatieve Rabobank, U.A. (New York Branch), MUFG Bank, Ltd. (New York Branch), Standard Chartered Bank (New York Branch), HSBC Bank USA, N.A., and PHI Financial Services, Inc. dated as of February 9, 2021.

10.3	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed January 22, 2021)

10.4	Agreement dated March 18, 2021, among Corteva, Inc., Starboard Value LP and certain of its affiliates (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed March 19, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EID’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EID’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEVA, INC.
(Registrant)

Date:	May 5, 2021

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	May 5, 2021

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Net sales	$4,178	$3,956
Cost of goods sold	2,420	2,269
Research and development expense	281	280
Selling, general and administrative expenses	733	757
Amortization of intangibles	183	163
Restructuring and asset related charges - net	100	70
Other income - net	337	1
Interest expense	22	42
Income from continuing operations before income taxes	776	376
Provision for income taxes on continuing operations	174	119
Income from continuing operations after income taxes	602	257
(Loss) income from discontinued operations after income taxes	(10)	1
Net income	592	258
Net income attributable to noncontrolling interests	1	8
Net income attributable to E. I. du Pont de Nemours and Company	$591	$250

See Notes to the Consolidated Financial Statements beginning on page 66.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$592	$258
Other comprehensive loss - net of tax:
Cumulative translation adjustments	(403)	(672)
Adjustments to pension benefit plans	8	—
Adjustments to other benefit plans	(157)	3
Unrealized gain on investments	10	—
Derivative instruments	65	6
Total other comprehensive loss	(477)	(663)
Comprehensive income (loss)	115	(405)
Comprehensive income attributable to noncontrolling interests - net of tax	1	8
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$114	$(413)

See Notes to the Consolidated Financial Statements beginning on page 66.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,404	$3,526	$1,963
Marketable securities	114	269	10
Accounts and notes receivable - net	6,792	4,926	6,775
Inventories	4,321	4,882	4,401
Other current assets	1,405	1,165	1,530
Total current assets	15,036	14,768	14,679
Investment in nonconsolidated affiliates	64	66	64
Property, plant and equipment - net of accumulated depreciation (March 31, 2021 - $3,874; December 31, 2020 - $3,857; March 31, 2020 - $3,406)	4,299	4,396	4,358
Goodwill	10,146	10,269	10,027
Other intangible assets	10,584	10,747	11,241
Deferred income taxes	433	464	273
Other assets	1,987	1,939	2,336
Total Assets	$42,549	$42,649	$42,978
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,250	$3	$1,996
Accounts payable	3,098	3,615	3,021
Income taxes payable	165	123	143
Deferred revenue	2,247	2,662	1,996
Accrued and other current liabilities	2,257	2,148	2,083
Total current liabilities	9,017	8,551	9,239
Long-Term Debt	1,102	1,102	614
Long-Term Debt - Related Party	3,012	3,459	3,872
Other Noncurrent Liabilities
Deferred income tax liabilities	902	893	911
Pension and other post employment benefits - noncurrent	4,954	5,176	6,186
Other noncurrent obligations	1,814	1,867	1,989
Total noncurrent liabilities	11,784	12,497	13,572
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2021, December 31, 2020, and March 31, 2020:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at March 31, 2021, December 31, 2020, and March 31, 2020	—	—	—
Additional paid-in capital	24,083	24,049	24,004
Retained earnings / (accumulated deficit)	792	203	(158)
Accumulated other comprehensive loss	(3,367)	(2,890)	(3,933)
Total E. I. du Pont de Nemours and Company stockholders’ equity	21,747	21,601	20,152
Noncontrolling interests	1	—	15
Total equity	21,748	21,601	20,167
Total Liabilities and Equity	$42,549	$42,649	$42,978

See Notes to the Consolidated Financial Statements beginning on page 66.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating activities
Net income	$592	$258
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	304	283
Provision for deferred income tax	47	26
Net periodic pension and OPEB benefit, net	(318)	(85)
Pension and OPEB contributions	(84)	(95)
Net loss on sales of property, businesses, consolidated companies, and investments	—	46
Restructuring and asset related charges - net	100	70
Other net loss	54	138
Changes in assets and liabilities, net
Accounts and notes receivable	(2,012)	(1,685)
Inventories	467	398
Accounts payable	(448)	(557)
Deferred revenue	(401)	(575)
Other assets and liabilities	(247)	(144)
Cash used for operating activities	(1,946)	(1,922)
Investing activities
Capital expenditures	(137)	(128)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	20	11
Purchases of investments	(40)	(67)
Proceeds from sales and maturities of investments	194	58
Other investing activities - net	(1)	(4)
Cash provided by (used for) investing activities	36	(130)
Financing activities
Net change in borrowings (less than 90 days)	828	1,619
Payments on related party debt	(447)	(148)
Proceeds from debt	419	875
Payments on debt	—	(1)
Proceeds from exercise of stock options	38	14
Other financing activities	(21)	(23)
Cash provided by financing activities	817	2,336
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	(117)
(Decrease) / increase in cash, cash equivalents and restricted cash	(1,143)	167
Cash, cash equivalents and restricted cash at beginning of period	3,873	2,173
Cash, cash equivalents and restricted cash at end of period	$2,730	$2,340
See Notes to the Consolidated Financial Statements beginning on page 66.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital "APIC"	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$239	$—	$23,958	$(406)	$(3,270)	$—	$7	$20,528
Net income				250			8	258
Other comprehensive loss					(663)			(663)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			(2)					(2)
Issuance of Corteva stock			14					14
Share-based compensation			2					2
Other - net			32	(2)				30
Balance at March 31, 2020	$239	$—	$24,004	$(158)	$(3,933)	$—	$15	$20,167

(In millions)	Preferred Stock	Common Stock	Add. Paid-in Capital "APIC"	Retained Earnings (Accumulated deficit)	Accum. Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$—	$21,601
Net income				591			1	592
Other comprehensive loss					(477)			(477)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)				(2)
Issuance of Corteva stock			38					38
Other - net			(4)					(4)
Balance at March 31, 2021	$239	$—	$24,083	$792	$(3,367)	$—	$1	$21,748

See Notes to the Consolidated Financial Statements beginning on page 66.

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
•Capital Structure - At March 31, 2021, Corteva, Inc.'s capital structure consists of 738,321,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Divestitures and Other Transactions - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 9 - Accounts and Notes Receivable - Net - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Other Intangible Assets - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 26 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 35 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of March 31, 2021, December 31, 2020, and March 31, 2020, the outstanding related party loan balance was $3,012 million, $3,459 million, and $3,872 million respectively (which approximates fair value), with interest rates of 1.62% at March 31, 2021 and December 31, 2020, respectively, and 3.27% at March 31, 2020, and is reflected as long-term debt - related party in EID's interim Condensed Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $15 million and $32 million for the three months ended March 31, 2021 and 2020, respectively, associated with the related party loan from Corteva, Inc.

As of March 31, 2021, EID had payables to Corteva, Inc., of $55 million and $91 million included in accrued and other current liabilities and other noncurrent obligations, respectively, $92 million at December 31, 2020 included in both accrued and other current liabilities and other noncurrent obligations, respectively, and $166 million and $82 million at March 31, 2020, included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Condensed Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA, segment assets, or significant items by segment; refer to page 36 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

Income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2021	2020
Income from continuing operations after income taxes	$602	$257
Provision for income taxes on continuing operations	174	119
Income from continuing operations before income taxes	776	376
Depreciation and amortization	304	283
Interest income	(21)	(18)
Interest expense	22	42
Exchange losses - net	35	61
Non-operating benefits - net	(311)	(73)
Mark-to-market gains on certain foreign currency contracts not designated as hedges[1]	(1)
Significant items	100	123
Corporate expenses	34	25
Segment operating EBITDA	$938	$819
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no activity in the three months ended March 31, 2020.