Form 10-Q
period 2021-06-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2021-08-06
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Corteva, Inc.                                       Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 734,185,000 shares of common stock, par value $0.01 per share, outstanding at July 30, 2021.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at July 30, 2021, all of which are held by Corteva, Inc.

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
    • "DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Separation of Corteva (defined below);
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
• "Separation" or "Separation of Corteva" refers to June 1, 2019, when Corteva, Inc. became an independent, publicly traded company;
• "Corteva Distribution" refers to the pro rata distribution of all of the then-issued and outstanding shares of Corteva, Inc.'s common stock, par value $0.01 per share, on June 1, 2019, which was then a wholly-owned subsidiary of DowDuPont, to holders of DowDuPont's common stock as of the close of business on May 24, 2019;
• "Distributions" refers to the Dow Distribution and the Corteva Distribution; and
• “Letter Agreement” refers to the Letter Agreement executed by DuPont and Corteva on June 1, 2019, which sets forth certain additional terms and conditions related to the Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EID.  The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EID, except where otherwise indicated.

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 70. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$5,627	$5,191	$9,805	$9,147
Cost of goods sold	3,010	2,829	5,430	5,098
Research and development expense	293	273	574	553
Selling, general and administrative expenses	998	965	1,731	1,722
Amortization of intangibles	180	176	363	339
Restructuring and asset related charges - net	135	179	235	249
Other income - net	298	89	635	90
Interest expense	7	14	14	24
Income from continuing operations before income taxes	1,302	844	2,093	1,252
Provision for income taxes on continuing operations	284	78	462	205
Income from continuing operations after income taxes	1,018	766	1,631	1,047
(Loss) income from discontinued operations after income taxes	(45)	—	(55)	1
Net income	973	766	1,576	1,048
Net income attributable to noncontrolling interests	3	6	6	16
Net income attributable to Corteva	$970	$760	$1,570	$1,032
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.37	$1.01	$2.19	$1.37
Basic loss per share of common stock from discontinued operations	(0.06)	—	(0.07)	—
Basic earnings per share of common stock	$1.31	$1.01	$2.12	$1.37
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.37	$1.01	$2.18	$1.37
Diluted loss per share of common stock from discontinued operations	(0.06)	—	(0.07)	—
Diluted earnings per share of common stock	$1.31	$1.01	$2.11	$1.37

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$973	$766	$1,576	$1,048
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	243	97	(160)	(575)
Adjustments to pension benefit plans	8	(6)	16	(6)
Adjustments to other benefit plans	(160)	(1)	(317)	2
Unrealized gain on investments	—	—	10	—
Derivative instruments	31	(2)	96	4
Total other comprehensive income (loss)	122	88	(355)	(575)
Comprehensive income	1,095	854	1,221	473
Comprehensive income attributable to noncontrolling interests - net of tax	3	6	6	16
Comprehensive income attributable to Corteva	$1,092	$848	$1,215	$457

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$2,861	$3,526	$2,809
Marketable securities	39	269	60
Accounts and notes receivable - net	6,792	4,926	6,772
Inventories	3,541	4,882	3,589
Other current assets	1,052	1,165	1,192
Total current assets	14,285	14,768	14,422
Investment in nonconsolidated affiliates	68	66	62
Property, plant and equipment	8,343	8,253	7,858
Less: Accumulated depreciation	4,002	3,857	3,565
Net property, plant and equipment	4,341	4,396	4,293
Goodwill	10,207	10,269	10,069
Other intangible assets	10,413	10,747	11,070
Deferred income taxes	442	464	290
Other assets	1,740	1,939	1,974
Total Assets	$41,496	$42,649	$42,180
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$677	$3	$1,529
Accounts payable	3,070	3,615	2,891
Income taxes payable	234	123	369
Deferred revenue	748	2,662	431
Accrued and other current liabilities	2,523	2,145	2,309
Total current liabilities	7,252	8,548	7,529
Long-Term Debt	1,101	1,102	1,102
Other Noncurrent Liabilities
Deferred income tax liabilities	935	893	752
Pension and other post employment benefits - noncurrent	4,767	5,176	6,039
Other noncurrent obligations	1,816	1,867	1,957
Total noncurrent liabilities	8,619	9,038	9,850
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2021 - 734,421,000; December 31, 2020 - 743,458,000; and June 30, 2020 - 748,485,000	7	7	7
Additional paid-in capital	27,682	27,707	27,891
Retained earnings	941	—	508
Accumulated other comprehensive loss	(3,245)	(2,890)	(3,845)
Total Corteva stockholders’ equity	25,385	24,824	24,561
Noncontrolling interests	240	239	240
Total equity	25,625	25,063	24,801
Total Liabilities and Equity	$41,496	$42,649	$42,180
See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$1,576	$1,048
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	617	583
Provision for (benefit from) deferred income tax	124	(136)
Net periodic pension and OPEB benefit, net	(641)	(168)
Pension and OPEB contributions	(149)	(167)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(1)	30
Restructuring and asset related charges - net	235	249
Other net loss	143	185
Changes in assets and liabilities, net
Accounts and notes receivable	(1,957)	(1,712)
Inventories	1,334	1,271
Accounts payable	(525)	(717)
Deferred revenue	(1,931)	(2,147)
Other assets and liabilities	532	812
Cash used for operating activities	(643)	(869)
Investing activities
Capital expenditures	(269)	(202)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	26	18
Investments in and loans to nonconsolidated affiliates	(1)	—
Purchases of investments	(56)	(361)
Proceeds from sales and maturities of investments	285	298
Other investing activities - net	(2)	(5)
Cash used for investing activities	(17)	(252)
Financing activities
Net change in borrowings (less than 90 days)	254	966
Proceeds from debt	419	2,434
Payments on debt	—	(879)
Repurchase of common stock	(550)	(50)
Proceeds from exercise of stock options	66	17
Dividends paid to stockholders	(192)	(194)
Payment for acquisition of subsidiary's interest from the non-controlling interest	—	(60)
Other financing activities	(24)	(20)
Cash (used for) provided by financing activities	(27)	2,214
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(95)
(Decrease)/increase in cash, cash equivalents and restricted cash	(701)	998
Cash, cash equivalents and restricted cash at beginning of period	3,873	2,173
Cash, cash equivalents and restricted cash at end of period[1]	$3,172	$3,171
1. See page 17 for reconciliation of cash and cash equivalents and restricted cash presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	(Accumulated Deficit) Retained Earnings	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$27,997	$(425)	$(3,270)	$—	$246	$24,555
Net income			272			10	282
Other comprehensive loss				(663)			(663)
Common dividends ($.13 per share)		(97)					(97)
Issuance of Corteva stock		14					14
Share-based compensation		2					2
Repurchase of common stock		(50)					(50)
Other - net		40	(2)			(2)	36
Balance at March 31, 2020	$7	$27,906	$(155)	$(3,933)	$—	$254	$24,079
Net income			760			6	766
Other comprehensive income				88			88
Common dividends ($.13 per share)			(97)				(97)
Issuance of Corteva stock		3					3
Share-based compensation		19					19
Acquisition of a noncontrolling interest in consolidated subsidiaries		(37)				(15)	(52)
Other - net						(5)	(5)
Balance at June 30, 2020	$7	$27,891	$508	$(3,845)	$—	$240	$24,801

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$—	$239	$25,063
Net income			600			3	603
Other comprehensive loss				(477)			(477)
Common dividends ($0.13 per share)		(97)					(97)
Issuance of Corteva stock		38					38
Repurchase of common stock		(18)	(332)				(350)
Other - net						(2)	(2)
Balance at March 31, 2021	$7	$27,630	$268	$(3,367)	$—	$240	$24,778
Net income			970			3	973
Other comprehensive income				122			122
Common dividends ($0.13 per share)			(95)				(95)
Issuance of Corteva stock		28					28
Share-based compensation		23	(1)				22
Repurchase of common stock			(200)				(200)
Other - net		1	(1)			(3)	(3)
Balance at June 30, 2021	$7	$27,682	$941	$(3,245)	$—	$240	$25,625

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 4 percent to our annual Sales and EBITDA. We remeasure net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate and translate our financial statements. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 9 – Supplemental Information, to the company's 2020 Annual Report). As of June 30, 2021, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $20 million. We will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of the financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020. The company adopted this guidance on January 1, 2021 and it did not have a material impact on the company’s financial position, results of operation or cash flows.

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

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2021, the indemnification assets are $31 million within accounts and notes receivable - net and $50 million within other assets in the interim Consolidated Balance Sheet. At June 30, 2021, the indemnification liabilities are $77 million within other noncurrent obligations in the interim Consolidated Balance Sheet.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2021, the indemnification liabilities are $54 million within accrued and other current liabilities and $14 million within other noncurrent obligations in the interim Consolidated Balance Sheet.

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

Chemours Separation Agreement
The Chemours Separation Agreement sets forth, among other things, the agreements between the company and Chemours regarding the principal transactions necessary to affect the Chemours Separation and also sets forth ancillary agreements that govern certain aspects of the company’s relationship with Chemours after the separation. Among other matters, the Chemours Separation Agreement and the ancillary agreements provide for the allocation between Historical DuPont and Chemours of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the completion of the Chemours Separation.

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

In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2021, the indemnification assets are $64 million within accounts and notes receivable - net and $255 million within other assets (along with the corresponding liabilities within accrued and other current liabilities and other noncurrent obligations in the interim Consolidated Balance Sheet).

At June 30, 2021 indemnification liabilities related to the MOU, primarily associated with environmental remediation related to PFAS, were $24 million within accrued and other current liabilities and $75 million within other noncurrent obligations in the interim Consolidated Balance Sheet. During the three and six months ended June 30, 2021, the company recorded charges of $34 million and $37 million, respectively, to (loss) income from discontinued operations after income taxes, related to the MOU. The charge in the three months ended June 30, 2021 is primarily related to an increase in the environmental remediation accrual for Chemours' Fayetteville Works facility for estimated costs for on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of further detailed engineering and design work related to Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the North Carolina Department of Environmental Quality. Based on the upper end of the range of reasonably possible outcomes, the company’s potential exposure above the amount accrued relating to the Fayetteville Works facility is approximately $20 million at June 30, 2021.

In addition to the above, the company has recognized a liability of $12.5 million as of June 30, 2021 within accrued and other current liabilities in the interim Consolidated Balance Sheet related to the settlement agreement between Chemours, DuPont, EID, Corteva and the State of Delaware. During the three months ended June 30, 2021, the company recorded a charge of $11 million to (loss) income from discontinued operations after income taxes, related to the settlement.

See Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for further discussion of the amendment to the Chemours Separation Agreement, MOU, environmental matters indemnified by Chemours and the settlement with the State of Delaware.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of one year or more. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $118 million, $115 million and $110 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The company expects revenue to be recognized for the remaining performance obligations over the next 1 year to 6 years.

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under contracts with customers where the company receives advance payments for products to be delivered in future periods. Corteva classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to conditional rights to consideration for completed performance not yet invoiced. Accounts receivable are recorded when the right to consideration becomes unconditional.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances	June 30, 2021	December 31, 2020	June 30, 2020
(In millions)
Accounts and notes receivable - trade[1]	$5,763	$3,917	$5,787
Contract assets - current[2]	$23	$22	$21
Contract assets - noncurrent[3]	$56	$54	$51
Deferred revenue - current	$748	$2,662	$431
Deferred revenue - noncurrent[4]	$111	$116	$109
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period was $2,464 million and $2,271 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Corn	$2,180	$2,057	$4,068	$3,921
Soybean	1,160	1,085	1,337	1,266
Other oilseeds	271	219	567	467
Other	169	177	300	339
Seed	3,780	3,538	6,272	5,993
Herbicides	969	909	1,955	1,732
Insecticides	460	445	845	823
Fungicides	311	224	572	453
Other	107	75	161	146
Crop Protection	1,847	1,653	3,533	3,154
Total	$5,627	$5,191	$9,805	$9,147
.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
North America[1]	$3,104	$2,903	$4,314	$4,193
EMEA[2]	298	264	1,245	1,145
Latin America	234	206	508	422
Asia Pacific	144	165	205	233
Total	$3,780	$3,538	$6,272	$5,993

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
North America[1]	$738	$663	$1,271	$1,138
EMEA[2]	412	379	1,067	965
Latin America	354	309	598	527
Asia Pacific	343	302	597	524
Total	$1,847	$1,653	$3,533	$3,154
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2021	2021
Seed	$3	$17
Crop Protection	9	37
Corporate expenses	9	56
Total	$21	$110

The below is a summary of charges incurred related to 2021 Restructuring Actions for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2021	2021
Severance and related benefit costs	$10	$49
Asset related charges	9	22
Contract termination charges	2	39
Total restructuring and asset charges - net	$21	$110

A reconciliation of the December 31, 2020 to the June 30, 2021 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination[2]	Total
Balance at December 31, 2020	$—	$—	$—	$—
Charges to income from continuing operations	49	22	39	110
Payments	(9)	—	(23)	(32)
Asset write-offs	—	(22)	—	(22)
Balance at June 30, 2021	$40	$—	$16	$56
1.In addition, the company has a liability recorded for asset retirement obligations of $6 million as of June 30, 2021.
2.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by 2022.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. Through the second quarter of 2021, the company recorded net pre-tax restructuring charges of $182 million inception-to-date under the Execute to Win Program, consisting of $119 million of asset related charges and $63 million of severance and related benefit costs. The company does not anticipate any additional material charges from the Execute to Win Program as actions associated with this charge were substantially complete by the end of 2020.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Seed	$—	$—	$—	$3
Crop Protection	2	37	6	55
Corporate expenses	—	4	—	46
Total	$2	$41	$6	$104

The below is a summary of charges incurred related to the Execute to Win Productivity Program for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Severance and related benefit costs	$—	$4	$—	$46
Asset related charges	2	37	6	58
Total restructuring and asset related charges - net	$2	$41	$6	$104

A reconciliation of the December 31, 2020 to the June 30, 2021 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Total
Balance at December 31, 2020	$53	$3	$56
Charges to income from continuing operations	—	6	6
Payments	(20)	(3)	(23)
Asset write-offs	—	(6)	(6)
Balance at June 30, 2021	$33	$—	$33
1.In addition, the company has a liability recorded for asset retirement obligations of $18 million as of June 30, 2021.

Other Asset Related Charges
During the three and six months ended June 30, 2021, the company recognized $112 million and $119 million, respectively, in restructuring and asset related charges - net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest income	$18	$9	$39	$27
Equity in earnings / (losses) of affiliates - net	2	(2)	5	(3)
Net gain (loss) on sales of businesses and other assets[1]	1	16	1	(30)
Net exchange (losses) / gains[2]	(14)	1	(49)	(60)
Non-operating pension and other post employment benefit credit[3]	328	91	653	182
Miscellaneous expense - net[4]	(37)	(26)	(14)	(26)
Other income - net	$298	$89	$635	$90

1.The six months ended June 30, 2020 includes a loss of $(53) million relating to the sale of the La Porte site, for which the company signed an agreement in 2020, and closed during the first quarter of 2021.
2.Includes net pre-tax exchange losses of $14 million and $37 million associated with the devaluation of the Argentine peso for the three and six months ended June 30, 2021, respectively, and $22 million and $31 million for the three and six months ended June 30, 2020, respectively.
3.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement loss).
4.Miscellaneous expense - net for the three and six months ended June 30, 2021 and 2020 includes losses on sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. Miscellaneous expense - net for the three and six months ended June 30, 2021 also includes a gain from remeasurement of an equity investment and realized losses on sale of available-for-sale securities.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income - net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Statement of Operations.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subsidiary Monetary Position Gains (Losses)
Pre-tax exchange gains (losses)	$36	$(13)	$(15)	$(239)
Local tax (expenses) / benefits	(13)	5	(14)	28
Net after-tax impact from subsidiary exchange gains (losses)	$23	$(8)	$(29)	$(211)

Hedging Program Gains
Pre-tax exchange (losses) gains	$(50)	$14	$(34)	$179
Tax benefits / (expenses)	12	(3)	8	(43)
Net after-tax impact from hedging program exchange (losses) gains	$(38)	$11	$(26)	$136

Total Exchange Losses
Pre-tax exchange (losses) gains	$(14)	$1	$(49)	$(60)
Tax (expenses) benefits	(1)	2	(6)	(15)
Net after-tax exchange (losses) gains	$(15)	$3	$(55)	$(75)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the interim Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Consolidated Statements of Cash Flows.

(In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$2,861	$3,526	$2,809
Restricted cash	311	347	362
Total cash, cash equivalents and restricted cash	$3,172	$3,873	$3,171

EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at June 30, 2021, December 31, 2020, and June 30, 2020 is related to the Trust.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three and six months ended June 30, 2021, the company recognized $18 million and $25 million, respectively, of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income from continuing operations after income taxes	$1,018	$766	$1,631	$1,047
Net income attributable to continuing operations noncontrolling interests	3	6	6	16
Income from continuing operations available to Corteva common stockholders	1,015	760	1,625	1,031
(Loss) income from discontinued operations available to Corteva common stockholders	(45)	—	(55)	1
Net income available to common stockholders	$970	$760	$1,570	$1,032

Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2021	2020	2021	2020
Earnings per share of common stock from continuing operations	$1.37	$1.01	$2.19	$1.37
Loss per share of common stock from discontinued operations	(0.06)	—	(0.07)	—
Earnings per share of common stock	$1.31	$1.01	$2.12	$1.37

Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2021	2020	2021	2020
Earnings per share of common stock from continuing operations	$1.37	$1.01	$2.18	$1.37
Loss per share of common stock from discontinued operations	(0.06)	—	(0.07)	—
Earnings per share of common stock	$1.31	$1.01	$2.11	$1.37

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2021	2020	2021	2020
Weighted-average common shares - basic	737.3	749.2	740.3	749.6
Plus dilutive effect of equity compensation plans[1]	6.0	2.4	6.1	2.4
Weighted-average common shares - diluted	743.3	751.6	746.4	752.0
Potential shares of common stock excluded from EPS calculations[2]	2.1	11.9	2.1	11.0
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Accounts receivable – trade[1]	$4,318	$3,754	$4,396
Notes receivable – trade[1,2]	1,445	163	1,391
Other[3]	1,029	1,009	985
Total accounts and notes receivable - net	$6,792	$4,926	$6,772
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $216 million at June 30, 2021, $208 million at December 31, 2020, and $207 million at June 30, 2020. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2021, December 31, 2020, and June 30, 2020 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $92 million, $106 million, and $114 million as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the six months ended June 30, 2021 and 2020:

(In millions)
2020
Balance at December 31, 2019	$174
Net provision for credit losses	124
Write-offs charged against allowance	(6)
Recoveries collected	(78)
Other	(7)
Balance at June 30, 2020	$207

2021
Balance at December 31, 2020	$208
Net provision for credit losses	48
Recoveries collected	(51)
Other	11
Balance at June 30, 2021	$216

The company enters into various factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds. These financing arrangements result in a transfer of the company's receivables and risks to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the interim Consolidated Balance Sheets upon transfer, and the company receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, which is typically provided through a guarantee of accounts in the event of customer default, the guarantee obligation is measured using market data from similar transactions and reported as a current liability in the interim Consolidated Balance Sheets.

Trade receivables sold under these agreements were $177 million and $188 million for the three and six months ended June 30, 2021, respectively, and $161 million and $176 million for the three and six months ended June 30, 2020, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2021, December 31, 2020, and June 30, 2020 were $135 million, $157 million, and $146 million, respectively. The net proceeds received are included in cash used for operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

receivables in other income - net in the interim Consolidated Statements of Operations. The loss on sale of receivables was $41 million and $43 million for the three and six months ended June 30, 2021, respectively, and $36 million and $38 million for the three and six months ended June 30, 2020, respectively. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTE 10 - INVENTORIES

(In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Finished products	$1,680	$2,584	$1,831
Semi-finished products	1,406	1,813	1,364
Raw materials and supplies	455	485	394
Total inventories	$3,541	$4,882	$3,589

NOTE 11 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	June 30, 2021			December 31, 2020			June 30, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(444)	$5,821	$6,265	$(317)	$5,948	$6,265	$(190)	$6,075
Customer-related	1,966	(434)	1,532	1,984	(380)	1,604	1,961	(322)	1,639
Developed technology	1,485	(603)	882	1,451	(525)	926	1,463	(462)	1,001
Trademarks/trade names[1]	2,013	(132)	1,881	2,019	(99)	1,920	161	(85)	76
Favorable supply contracts	475	(349)	126	475	(302)	173	475	(255)	220
Other[2]	404	(243)	161	405	(239)	166	405	(227)	178
Total other intangible assets with finite lives	12,608	(2,205)	10,403	12,599	(1,862)	10,737	10,730	(1,541)	9,189

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	10	—	10
Trade name[1]							1,871	—	1,871
Total other intangible assets	10	—	10	10	—	10	1,881	—	1,881
Total	$12,618	$(2,205)	$10,413	$12,609	$(1,862)	$10,747	$12,611	$(1,541)	$11,070
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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $180 million and $363 million for the three and six months ended June 30, 2021, respectively, and $176 million and $339 million for the three and six months ended June 30, 2020, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2021 and each of the next five years is approximately $358 million, $701 million, $621 million, $607 million, $570 million and $559 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Commercial paper	$494	$—	$671
Repurchase facility	150	—	800
Other loans - various currencies	31	1	55
Long-term debt payable within one year	1	1	1
Finance lease obligations payable within one year	1	1	2
Total short-term borrowings and finance lease obligations	$677	$3	$1,529

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,139 million, $1,168 million, and $1,141 million as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively, and was determined using quoted market prices for the same or similar issues, or current rates offered to the company for debt of the same remaining maturities (Level 2 inputs).

Debt Offering
In May 2020, EID issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are intended to be used for general corporate purposes.

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

As of June 30, 2021, $158 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2021 Repurchase Facility of $150 million, recorded in short-term borrowings and finance lease obligations on the interim Consolidated Balance Sheet.

Revolving Credit Facilities
In November 2018, EID entered into a $3 billion 5-year revolving credit facility and a $3 billion 3-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective in May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

In March 2020, the company drew down $500 million under the $3 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic and repaid that borrowing in full in June 2020. There were no additional borrowings and the unused commitments under the 3-year revolving credit facility were $3 billion as of June 30, 2021.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 10 and 24 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2021, December 31, 2020 and June 30, 2020, the company had directly guaranteed $115 million, $94 million, and $112 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at June 30, 2021 had terms less than one year. The maximum future payments include $22 million, $17 million and $20 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $648 million, $16 million and $622 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

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

In 2017, EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. In addition, in 2017, Chemours and EID each paid $335 million to settle multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water as a result of the historical manufacture or use of PFOA at

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Washington Works plant outside Parkersburg, West Virginia. This plant was previously owned and/or operated by the performance chemicals segment of EID and is now owned and/or operated by Chemours. The 2017 settlement did not resolve claims of certain class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement, 96 claims alleging personal injury were filed in the Ohio MDL and a number of additional pre-suit claims for personal injury were asserted.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DuPont
Under the Corteva Separation Agreement, certain legacy EID liabilities from discontinued and/or divested operations and businesses of EID (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont will manage such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold is met, then the companies will share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. As of June 30, 2021, the aggregate of cash spent and liabilities accrued exceed the stray liability thresholds, including PFAS, noted above. Therefore, any future liabilities will be shared at the reduced rates noted above.

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

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective. Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved. The company has recorded a liability of $23 million and an indemnification asset of $17 million at June 30, 2021, related to testing drinking water in and around certain former EID sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2021, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company recorded a liability for its share of the settlement, with a charge to (loss) income from discontinued operations after income taxes, during the year ended December 31, 2020, and paid $11 million and $27 million during the three and six months ended June 30, 2021, respectively. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL.

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

New Jersey. At June 30, 2021, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees.

Delaware. On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, the companies will collectively pay $50 million to fund environmental projects, including sampling and community environmental justice and equity grants, which shall be utilized to fund the Natural Resources and Sustainability Trust (the “NRST Trust”). If the companies, individually or jointly, within 8 years of the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the NRST Trust (“Supplemental Payment”) in an amount equal to such other states’ recovery in excess of $50 million. Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement with Chemours bearing responsibility for 50%, or $25 million, of the $50 million payment due to the NRST and DuPont and Corteva each bearing $12.5 million of the remaining amount. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Aqueous Firefighting Foams. Approximately 1,280 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 1,165 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams, while 60 are from municipal water districts. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. A schedule of initial trials is expected to be established in the second half of 2021.

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

At June 30, 2021, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action with approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2021, the company had accrued obligations of $335 million for probable environmental remediation and restoration costs, including $57 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Consolidated Balance Sheet. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $569 million above the amount accrued at June 30, 2021. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 24.

The above noted $335 million accrued obligations includes the following:

	As of June 30. 2021
(In millions)	Indemnification Asset	Accrual balance[3,4]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$149	$149	$275
Other discontinued or divested businesses obligations[1]	—	77	181

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	37	37	62

Environmental remediation liabilities not subject to indemnity	—	72	51
Total	$186	$335	$569
1.Represents liabilities that are subject to the $200 million thresholds and sharing arrangements as discussed on page 24, under Corteva Separation Agreement.
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
4.Accrual balance excludes indemnification liabilities of $99 million to Chemours, related to the cost sharing arrangement under the MOU (see page 10).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

During the three and six months ended June 30, 2021, the company purchased and retired 4,324,000 shares and 11,970,000 shares, respectively, in the open market for a total cost of $200 million and $550 million, respectively. During the six months ended June 30, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million.

Shares repurchased pursuant to Corteva's share buyback plan are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to APIC. When Corteva has retained earnings, the excess is charged entirely to retained earnings.

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

Corteva, Inc. owns 100 percent of the outstanding common shares of EID. However, EID has preferred stock outstanding to third parties which is accounted for as a non-controlling interest in Corteva's interim Consolidated Balance Sheets. Each share of EID Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

Below is a summary of the EID Preferred Stock at June 30, 2021, December 31, 2020, and June 30, 2020, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)
Other comprehensive (loss) income before reclassifications	(575)	(22)	(9)	2	—	(604)
Amounts reclassified from accumulated other comprehensive loss	—	26	3	—	—	29
Net other comprehensive (loss) income	(575)	4	(6)	2	—	(575)
Balance June 30, 2020	$(2,519)	$6	$(1,253)	$(79)	$—	$(3,845)
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive (loss) income before reclassifications	(160)	109	(5)	1	3	(52)
Amounts reclassified from accumulated other comprehensive loss	—	(13)	21	(318)	7	(303)
Net other comprehensive (loss) income	(160)	96	16	(317)	10	(355)
Balance June 30, 2021	$(2,130)	$29	$(1,417)	$273	$—	$(3,245)
1.The cumulative translation adjustment loss for the six months ended June 30, 2020 was primarily driven by the weakening of the Brazilian Real ("BRL") and the South African Rand ("ZAR") against the USD. The cumulative translation adjustment loss for the six months ended June 30, 2021 was primarily driven by the weakening of the Swiss Franc ("CHF") and the European Euro ("EUR") against the USD.

The tax benefit (expense) on the net activity related to each component of other comprehensive income was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative instruments	$(7)	$(3)	$(25)	$2
Pension benefit plans - net	(3)	1	(5)	(3)
Other benefit plans - net	48	—	97	—
Benefit from (provision for) income taxes related to other comprehensive income items	$38	$(2)	$67	$(1)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative Instruments[1]:	$(10)	$28	$(15)	$35
Tax benefit[2]	3	(7)	2	(9)
After-tax	$(7)	$21	$(13)	$26
Amortization of pension benefit plans:
Prior service benefit[3,4]	$(1)	$(1)	$(1)	$(1)
Actuarial losses[3,4]	13	1	27	2
Settlement loss[3,4]	—	1	1	3
Total before tax	$12	$1	$27	$4
Tax benefit[2]	(3)	—	(6)	(1)
After-tax	$9	$1	$21	$3
Amortization of other benefit plans:
Prior service benefit[3,4]	$(231)	$—	$(461)	$—
Actuarial gains[3,4]	24	—	47	—
Curtailment gain	(1)	—	(1)	—
Total before tax	$(208)	$—	$(415)	$—
Tax benefit[2]	48	—	97	—
After-tax	$(160)	$—	$(318)	$—
Unrealized Loss on Investments[4]	$1	$—	$7	$—
Tax benefit[2]	—	—	—	—
After-tax	$1	$—	$7	$—
Total reclassifications for the period, after-tax	$(157)	$22	$(303)	$29
1.Reflected in cost of goods sold.
2.Reflected in provision for income taxes from continuing operations.
3.These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit credit of the company's pension and other benefit plans. See Note 15 - Pension Plans and Other Post Employment Benefits, for additional information.
4.Reflected in other income - net.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic (credit) benefit cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Defined Benefit Pension Plans:
Service cost	$5	$8	$12	$13
Interest cost	91	140	182	281
Expected return on plan assets	(228)	(249)	(458)	(500)
Amortization of unrecognized loss	13	1	27	2
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Settlement loss	—	1	1	3
Net periodic (credit) benefit cost	$(120)	$(100)	$(237)	$(202)
Other Post Employment Benefits:
Service cost	$—	$—	$—	$1
Interest cost	5	17	11	33
Amortization of unrecognized loss	24	—	47	—
Amortization of prior service benefit	(231)	—	(461)	—
Curtailment gain	(1)	—	(1)	—
Net periodic (credit) benefit cost	$(203)	$17	$(404)	$34

NOTE 16 - FINANCIAL INSTRUMENTS

At June 30, 2021, December 31, 2020 and June 30, 2020, the company had $1,923 million, $2,511 million and $2,073 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; and $39 million, $43 million and $60 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively, of held-to-maturity securities (primarily time deposits) classified as marketable securities in the interim Consolidated Balance Sheets as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2020, the company had $226 million of available-for-sale debt securities classified as marketable securities in the interim Consolidated Balance Sheet.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	$767	$1,164	$721
Commodity contracts	$143	$383	$165
Derivatives not designated as hedging instruments:
Foreign currency contracts	$878	$647	$770
Commodity contracts	$5	$—	$19

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is probable of not occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$10	$(15)	$(16)	$2
Additions and revaluations of derivatives designated as cash flow hedges	73	(22)	103	(44)
Clearance of hedge results to earnings	(10)	21	(14)	26
Ending balance	$73	$(16)	$73	$(16)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2021, an after-tax net gain of $63 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

Foreign Currency Contracts
The company enters into forward contracts to hedge the foreign currency risk associated with forecasted transactions within certain foreign subsidiaries.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is probable of not occurring.

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$6	$16	$(17)	$—
Additions and revaluations of derivatives designated as cash flow hedges	(30)	3	(5)	19
Clearance of hedge results to earnings	3	—	1	—
Ending balance	$(21)	$19	$(21)	$19

At June 30, 2021, an after-tax net loss of $21 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	36	(20)	16
Total asset derivatives		$37	$(20)	$17

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$—	$21
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	72	(20)	52
Total liability derivatives		$93	$(20)	$73

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$15	$—	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	40	(40)	—
Total asset derivatives		$55	$(40)	$15

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	97	(40)	57
Total liability derivatives		$135	$(40)	$95

		June 30, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$19	$—	$19
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	101	(57)	44
Total asset derivatives		$120	$(57)	$63

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$65	$(56)	$9
Total liability derivatives		$65	$(56)	$9
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(7)	$(5)	$14	$4
Cash flow hedges:
Foreign currency contracts	(37)	4	(6)	23
Commodity contracts	92	(26)	128	(60)
Total derivatives designated as hedging instruments	$48	$(27)	$136	$(33)
1.OCI is defined as other comprehensive income (loss).

	Amount of (Loss) Gain Recognized in Income - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(2)	$—	$(1)	$—
Commodity contracts[2]	12	(28)	16	(35)
Total derivatives designated as hedging instruments	$10	$(28)	$15	$(35)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(50)	$14	$(34)	$179
Foreign currency contracts[2]	(30)	17	(28)	17
Commodity contracts[2]	(5)	1	(17)	10
Total derivatives not designated as hedging instruments	(85)	32	(79)	206
Total derivatives	$(75)	$4	$(64)	$171
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

Debt Securities

The estimated fair value of the available-for-sale securities at December 31, 2020 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities at December 31, 2020 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss within the interim Consolidated Statements of Equity. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table provides the investing results from available-for-sale securities for the three and six months ended June 30, 2021:

Investing Results	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2021	2021
Proceeds from sales of available-for-sale securities	$65	$226
Gross realized losses	(1)	(7)
Total	$64	$219

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

June 30, 2021	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Marketable securities	$39
Derivatives relating to:[2]
Foreign currency	37
Total assets at fair value	$76
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	93
Total liabilities at fair value	$93

December 31, 2020	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$43
Debt securities:
U.S. treasuries[1]	226	—
Derivatives relating to:[2]
Foreign currency	—	55
Total assets at fair value	$226	$98
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	—	135
Total liabilities at fair value	$—	$135

June 30, 2020	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Marketable securities	$60
Derivatives relating to:[2]
Foreign currency	120
Total assets at fair value	$180
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	65
Total liabilities at fair value	$65
1.    The company's investments in debt securities, which are available-for-sale, are included in "marketable securities" in the interim Consolidated Balance Sheets.
2. See Note 16 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2021
Net sales	$3,780	$1,847	$5,627
Segment operating EBITDA	$1,123	$370	$1,493
Segment assets[1]	$23,804	$12,996	$36,800

2020
Net sales	$3,538	$1,653	$5,191
Segment operating EBITDA	$956	$309	$1,265
Segment assets[1]	$24,356	$13,034	$37,390
1.    Segment assets at December 31, 2020 were $23,751 million and $13,099 million for Seed and Crop Protection, respectively.

For the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2021
Net sales	$6,272	$3,533	$9,805
Segment operating EBITDA	$1,740	$691	$2,431

2020
Net sales	$5,993	$3,154	$9,147
Segment operating EBITDA	$1,537	$547	$2,084

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations after income taxes	$1,018	$766	$1,631	$1,047
Provision for income taxes on continuing operations	284	78	462	205
Income from continuing operations before income taxes	1,302	844	2,093	1,252
Depreciation and amortization	313	300	617	583
Interest income	(18)	(9)	(39)	(27)
Interest expense	7	14	14	24
Exchange losses (gains) - net	14	(1)	49	60
Non-operating benefits - net	(315)	(91)	(626)	(164)
Mark-to-market losses on certain foreign currency contracts not designated as hedges[1]	23		22
Significant items	135	179	235	302
Corporate expenses	32	29	66	54
Segment operating EBITDA	$1,493	$1,265	$2,431	$2,084
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and six months ended June 30, 2020, the unrealized mark-to-market gain was $27 million. Refer to page 56 for further discussion of the company’s Non-GAAP financial measures.

Segment assets to total assets (in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Total segment assets	$36,800	$36,850	$37,390
Corporate assets	4,696	5,799	4,790
Total assets	$41,496	$42,649	$42,180

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2021 and 2020, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2021
Restructuring and Asset Related Charges - Net [1]	$(115)	$(11)	$(9)	$(135)
Total	$(115)	$(11)	$(9)	$(135)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(135)	$(40)	$(4)	$(179)
Total	$(135)	$(40)	$(4)	$(179)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2021
Restructuring and Asset Related Charges - Net [1]	$(136)	$(43)	$(56)	$(235)
Total	$(136)	$(43)	$(56)	$(235)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(145)	$(58)	$(46)	$(249)
Loss on Divestiture[2]	—	(53)	—	(53)
Total	$(145)	$(111)	$(46)	$(302)
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
.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” “outlook,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s strategy for growth, product development, regulatory approval, market position, liquidity, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, as well as its expectations related to its separation of Corteva from DowDuPont and the agreements related thereto, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (ii) failure to successfully develop and commercialize Corteva’s pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) effect of competition and consolidation in Corteva’s industry; (vi) effect of competition from manufacturers of generic products; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of climate change and unpredictable seasonal and weather factors; (ix) risks related to oil and commodity markets; (x) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xi) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiii) effect of volatility in Corteva’s input costs; (xiv) failure to realize the anticipated benefits of the internal reorganizations taken by DowDuPont in connection with the spin-off of Corteva and other cost savings initiatives; (xv) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xvi) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xvii) increases in pension and other post-employment benefit plan funding obligations; (xviii) risks related to the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xix) effect of compliance with laws and requirements and adverse judgments on litigation; (xx) risks related to Corteva’s global operations; (xxi) failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions; (xxii) risks related to COVID-19; (xxiii) risks related to activist stockholders; (xxiv) Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (xxv) effect of counterfeit products; (xxvi) Corteva’s dependence on intellectual property cross-license agreements; (xxvii) other risks related to the separation from DowDuPont; (xxviii) risks related to the Biden executive order Promoting Competition in the American Economy; and (xxix) risks associated with our CEO transition, including failure to timely identify a successor CEO.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements or other estimates is included in the “Risk Factors” section of Corteva’s 2020 Annual Report, as modified by subsequent Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K.

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

During the six months ended June 30, 2021, the company recorded pre-tax charges of $110 million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations, primarily related to the payment of severance and related benefits and contract termination charges.

The 2021 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $70 million of savings on a run rate basis by 2023. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company expects to complete the share repurchase program in 2021. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. During the three and six months ended June 30, 2021, the company purchased and retired 4,324,000 shares and 11,970,000 shares, respectively, in the open market for a total cost of $200 million and $550 million, respectively. During the six months ended June 30, 2020, the company purchased and retired 1,865,000 shares in the open market for a total cost of $50 million.

Overview

The following is a summary of results from continuing operations for the three months ended June 30, 2021:

•The company reported net sales of $5,627 million, up 8 percent versus the same quarter last year, reflecting a 5 percent increase in volume, a 2 percent favorable impact from currency and a 1 percent increase in price.

•Cost of goods sold ("COGS") totaled $3,010 million in the second quarter of 2021, up from $2,829 million in the second quarter of 2020, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $135 million in the second quarter of 2021, a decrease from $179 million in the second quarter of 2020. The charges for the three months ended June 30, 2021 primarily relate to $112 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, and $21 million related to severance and related benefit costs, and asset related charges associated with 2021 Restructuring Actions.

•The provision for income taxes for the three months ended June 30, 2021 includes net tax benefits of $18 million associated with changes in accruals for certain prior year tax positions in various jurisdictions.

•Income from continuing operations after income taxes was $1,018 million, as compared to $766 million in the same quarter last year.

•Operating EBITDA was $1,461 million for the three months ended June 30, 2021, up from $1,236 million for the three months ended June 30, 2020 primarily driven by volume gains and strong price execution, which more than offset cost headwinds. The company experienced cost headwinds in the quarter including higher input costs, freight and logistics, which are primarily market-driven, and higher commission expense. The headwinds are partially offset by the company's ongoing execution on its productivity programs. Refer to page 56 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the six months ended June 30, 2021:

•The company reported net sales of $9,805 million, up 7 percent versus the same period last year, reflecting a 4 percent increase in volume and a 2 percent increase in local price and a 1 percent favorable impact from currency.

•COGS totaled $5,430 million in the six months ended 2021, up from $5,098 million in the six months ended 2020, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $235 million in the six months ended 2021, a decrease from $249 million in the six months ended 2020. The charges for the six months ended June 30, 2021 primarily relate to $119 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, and $110 million relate to severance and related benefit costs and asset related charges, and contract termination charges associated with 2021 Restructuring Activities.

•The provision for income taxes for the six months ended June 30, 2021 includes net tax benefits of $25 million associated with changes in accruals for certain prior year tax positions in various jurisdictions.

•Income from continuing operations after income taxes was $1,631 million, as compared to $1,047 million in the same period last year.

•Operating EBITDA was $2,365 million, up from $2,030 million for the six months ended June 30, 2020, primarily driven by strong price execution, volume gains, and favorable mix, which more than offset cost headwinds. The company experienced cost headwinds in the quarter, including higher input costs, freight and logistics, which are primarily market-driven, and higher commission expense. The headwinds are partially offset by the company’s ongoing execution on its productivity programs. Refer to page 56 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the six months ended June 30, 2021:

•The company returned approximately $750 million to shareholders during the six months ended June 30, 2021 under its previously announced share repurchase program and through common stock dividends.

•On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.
•On July 21, 2021, the company's Board of Directors approved an increase in the common stock dividend of $0.13 per share to $0.14 per share.

Selected Financial Data

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$5,627	$5,191	$9,805	$9,147

Cost of goods sold	$3,010	$2,829	$5,430	$5,098
Percent of net sales	53%	54%	55%	56%

Research and development expense	$293	$273	$574	$553
Percent of net sales	5%	5%	6%	6%

Selling, general and administrative expenses	$998	$965	$1,731	$1,722
Percent of net sales	18%	19%	18%	19%

Effective tax rate on continuing operations	21.8%	9.2%	22.1%	16.4%

Income from continuing operations after income taxes	$1,018	$766	$1,631	$1,047

Income from continuing operations available to Corteva common stockholders	$1,015	$760	$1,625	$1,031

Basic earnings per share of common stock from continuing operations	$1.37	$1.01	$2.19	$1.37
Diluted earnings per share of common stock from continuing operations	$1.37	$1.01	$2.18	$1.37

Results of Operations

Net Sales
Net sales were $5,627 million and $5,191 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by a 5 percent increase in volume versus the prior year period. Volume increases were driven by seasonal timing and increased soybean acres in North America, together with continued adoption of new technology in both segments. Currency and local price represented increases of 2 percent and 1 percent, respectively.

	Three Months Ended June 30,
	2021		2020
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$5,627	100%	$5,191	100%
North America[1]	3,842	68%	3,566	69%
EMEA[2]	710	13%	643	12%
Latin America	588	10%	515	10%
Asia Pacific	487	9%	467	9%

	Q2 2021 vs. Q2 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$276	8%	—%	6%	2%	—%
EMEA[2]	67	10%	5%	(1)%	6%	—%
Latin America	73	14%	6%	5%	3%	—%
Asia Pacific	20	4%	2%	(2)%	5%	(1)%
Total	$436	8%	1%	5%	2%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $9,805 million and $9,147 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by a 4 percent increase in volume versus the prior-year period. Gains were driven by the continued penetration of new products and strong execution globally. Local price and currency represented increases of 2 percent and 1 percent, respectively.

	Six Months Ended June 30,
	2021		2020
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$9,805	100%	$9,147	100%
North America[1]	5,585	57%	5,331	58%
EMEA[2]	2,312	24%	2,110	23%
Latin America	1,106	11%	949	11%
Asia Pacific	802	8%	757	8%

	First Half 2021 vs. First Half 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$254	5%	—%	4%	1%	—%
EMEA[2]	202	10%	4%	1%	5%	—%
Latin America	157	17%	9%	14%	(6)%	—%
Asia Pacific	45	6%	2%	1%	5%	(2)%
Total	$658	7%	2%	4%	1%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $3,010 million (53 percent of net sales) and $2,829 million (54 percent of net sales) for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by higher input costs, freight and logistics, which are primarily market-driven, an increase in volumes in both crop protection and seed and unfavorable currency, offset by ongoing cost and productivity actions. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

COGS was $5,430 million (55 percent of net sales) and $5,098 million (56 percent of net sales) for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by higher input costs, freight and logistics, which are primarily market-driven, an increase in volumes in both crop protection and seed and unfavorable currency. The increases in costs are partially offset by ongoing cost and productivity actions. The market-driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

Research and Development Expense
R&D expense was $293 million (5 percent of net sales) and $273 million (5 percent of net sales) for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by increases in variable compensation and unfavorable currency.

R&D expense was $574 million (6 percent of net sales) and $553 million (6 percent of net sales) for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by increases in variable compensation, unfavorable currency and increases in laboratory costs.

Selling, General and Administrative Expenses
SG&A expenses were $998 million (18 percent of net sales) and $965 million (19 percent of net sales) for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by increases in commission expense and unfavorable currency, partially offset by lower bad debt expense and ongoing cost and productivity actions taken to curtail spending.

SG&A expenses were $1,731 million (18 percent of net sales) and $1,722 million (19 percent of net sales) for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by higher commission expense, unfavorable currency, and selling expenses to drive sales, partially offset by lower bad debt expense, functional spend, and travel expense due to COVID-19 related restrictions put into place late in the first quarter of 2020.

Amortization of Intangibles
Intangible asset amortization was $180 million and $176 million for the three months ended June 30, 2021 and 2020, respectively, and $363 million and $339 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by amortization of the trade name asset that was changed from indefinite lived intangible asset to definite lived in the fourth quarter of 2020. See Note 11 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $135 million and $179 million for the three months ended June 30, 2021 and 2020, respectively. The charges in the second quarter of 2021 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits under the Execute to Win Productivity Program and severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions. The charges in the second quarter of 2020 related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and severance and related benefit costs and asset related charges under the Execute to Win Productivity Program.

Restructuring and asset related charges - net were $235 million and $249 million for the six months ended June 30, 2021 and 2020, respectively. The charges in the first half of 2021 primarily related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits under the Execute to Win Productivity Program and severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions. The charges in the first half of 2020 primarily related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and asset related charges and severance and related benefit costs under the Execute to Win Productivity Program.

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Other Income - Net
Other income - net was $298 million and $89 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to an increase in non-operating pension and other post-employment benefit credit, driven by the December 2020 OPEB plan amendments as discussed in the 2020 Annual Report. The increase was partially offset by a net exchange loss during the three months ended June 30, 2021 compared to a net exchange gain during the three months ended June 30, 2020.

Other income - net was $635 million and $90 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to an increase in non-operating pension and other post-employment benefit credit, driven by the December 2020 OPEB plan amendments as discussed in the 2020 Annual Report. In addition, Other income - net for the six months ended June 30, 2020 includes a $(53) million loss on the sale of the La Porte site.
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

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $7 million and $14 million for the three months ended June 30, 2021 and 2020, respectively, and $14 million and $24 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily driven by lower average commercial paper balances and lower interest rates, partially offset by higher average long-term borrowings.

Provision for Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $284 million for the three months ended June 30, 2021 on pre-tax income from continuing operations of $1,302 million, resulting in an effective tax rate of 21.8 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings. Those unfavorable impacts were partially offset by $18 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, as well as tax benefits related to the issuance of stock-based compensation.

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
The company’s provision for income taxes on continuing operations was $462 million for the six months ended June 30, 2021 on pre-tax income from continuing operations of $2,093 million, resulting in an effective tax rate of 22.1 percent. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by $25 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, as well as tax benefits related to the issuance of stock-based compensation.

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

(Loss) Income from Discontinued Operations After Tax
(Loss) income from discontinued operations after tax was $(45) million and $(55) million for the three and six months ended June 30, 2021, respectively, and $0 million and $1 million for the three and six months ended June 30, 2020. The three and six months ended June 30, 2021 primarily reflects charges relating to PFAS environmental remediation activities for legacy operations at the Fayetteville Works facility and the settlement with the State of Delaware for PFAS related natural resource damage claims. Refer to Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $20 million and $45 million for the three months ended June 30, 2021, respectively, and $42 million and $87 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily driven by the items noted on page 49, under the header "Interest Expense," and by lower average borrowings on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information.

Provision for Income Taxes on Continuing Operations
EID’s provision for income taxes on continuing operations was $281 million for the three months ended June 30, 2021 on pre-tax income from continuing operations of $1,289 million, resulting in an effective tax rate of 21.8 percent. EID’s provision for income taxes on continuing operations was $71 million for the three months ended June 30, 2020 on pre-tax income from continuing operations of $813 million, resulting in an effective tax rate of 8.7 percent.

EID’s provision for income taxes on continuing operations was $455 million for the six months ended June 30, 2021 on pre-tax income from continuing operations of $2,065 million, resulting in an effective tax rate of 22.0 percent. EID’s provision for income taxes on continuing operations was $190 million for the six months ended June 30, 2020 on pre-tax income from continuing operations of $1,189 million, resulting in an effective tax rate of 16.0 percent.

EID’s effective tax rates for the three and six months ended June 30, 2021 and 2020 were driven by the items noted on page 49, under the header “Provision for Income Taxes on Continuing Operations” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information.

Corporate Outlook
The company is increasing its net sales outlook for 2021 and expects an approximate 7 – 8 percent increase in net sales. Additionally, the company is increasing earnings expectations for 2021 and expects an increase in Operating EBITDA and Operating Earnings Per Share of 20 – 25 percent and 33 – 40 percent, respectively.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 57 for Significant Items recorded in the three and six months ended June 30, 2021 and 2020). During 2021, the company expects to record $130 million to $170 million for the 2021 Restructuring Actions and approximately $130 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information on the company’s 2021 Restructuring Actions and accelerated prepaid royalty amortization.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2021 compared with the same period in 2020. The company defines segment operating EBITDA as earnings (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Beginning January 1, 2021, the company excludes net unrealized gains or losses from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. See Note 18 - Segment Information, to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income from continuing operations after income taxes for the three and six months ended June 30, 2021 and 2020 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net sales	$3,780	$3,538	$6,272	$5,993
Segment operating EBITDA	$1,123	$956	$1,740	$1,537

Seed	Q2 2021 vs. Q2 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$201	7%	—%	6%	1%	—%
EMEA	34	13%	10%	(1)%	4%	—%
Latin America	28	14%	10%	—%	4%	—%
Asia Pacific	(21)	(13)%	—%	(16)%	3%	—%
Total	$242	7%	1%	4%	2%	—%

Seed	Q2 2021 vs. Q2 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$123	6%	3%	2%	1%	—%
Soybeans	75	7%	(2)%	8%	1%	—%
Other oilseeds	52	24%	4%	11%	9%	—%
Other	(8)	(5)%	(5)%	(2)%	2%	—%
Total	$242	7%	1%	4%	2%	—%

Seed	First Half 2021 vs. First Half 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$121	3%	(1)%	3%	1%	—%
EMEA	100	9%	5%	1%	3%	—%
Latin America	86	20%	9%	20%	(9)%	—%
Asia Pacific	(28)	(12)%	2%	(15)%	1%	—%
Total	$279	5%	1%	3%	1%	—%

Seed	First Half 2021 vs. First Half 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$147	4%	3%	1%	—%	—%
Soybeans	71	6%	(2)%	7%	1%	—%
Other oilseeds	100	21%	4%	14%	3%	—%
Other	(39)	(12)%	(5)%	(7)%	—%	—%
Total	$279	5%	1%	3%	1%	—%

Seed
Seed net sales were $3,780 million in the second quarter of 2021, up 7 percent from $3,538 million in the second quarter of 2020. The increase was due to a 4 percent increase in volume, a 2 percent favorable impact from currency and a 1 percent increase in local price.

Higher volumes were driven by more normalized delivery timing in North America compared to the prior-year period, coupled with increased soybean acreage in North America. In addition, the company delivered $80 million in sales in the second quarter primarily due to robust early demand for corn in Latin America. This increase was also driven by canola growth in Canada, which represents early settlement of the season compared to the year-ago period. Favorable currency impacts were primarily driven by the Canadian Dollar. The increase in local price was led by strong execution in Latin America and EMEA.

Segment operating EBITDA was $1,123 million in the second quarter of 2021, up 17 percent from $956 million in the second quarter of 2020. Volume gains, lower royalties, reduced bad debt expense, ongoing cost and productivity actions, and continued price execution more than offset higher input costs from unfavorable yields on European corn and sunflower. Segment operating EBITDA margin improved by more than 260 basis points versus the prior-year period.

Seed net sales were $6,272 million for the first six months of 2021, up 5 percent from $5,993 million for the first six months of 2020. The increase was due to a 3 percent increase in volume, a 1 percent increase in local price and a 1 percent favorable impact from currency.

The increase in volume was driven by higher soybean sales in North America, market share gains in the Brazil Safrinha, earlier shipments in the Brazil summer season, and canola growth in Canada. Local price gains were driven by strong adoption of new seed technology, including price execution in Latin America and EMEA, with corn price up 3 percent globally. These gains were partially offset by competitive pricing pressure in North America soybeans, where price was down 2 percent. Favorable currency impacts primarily from the Canadian Dollar and the Euro more than offset unfavorable impacts from the Brazilian Real.

Segment operating EBITDA was $1,740 million for the first six months of 2021, up 13 percent from $1,537 million for the first six months of 2020. Continued price execution, lower royalties, lower bad debt expense, volume gains, and ongoing cost and productivity actions more than offset higher input costs from unfavorable yields on European corn and sunflower and higher freight costs. Segment operating EBITDA margin improved by more than 200 basis points versus the prior-year period.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net sales	$1,847	$1,653	$3,533	$3,154
Segment Operating EBITDA	$370	$309	$691	$547

Crop Protection	Q2 2021 vs. Q2 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$75	11%	2%	8%	1%	—%
EMEA	33	9%	2%	(2)%	9%	—%
Latin America	45	15%	3%	8%	4%	—%
Asia Pacific	41	14%	3%	6%	7%	(2)%
Total	$194	12%	3%	5%	4%	—%

Crop Protection	Q2 2021 vs. Q2 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$60	7%	2%	1%	4%	—%
Insecticides	15	3%	2%	(3)%	4%	—%
Fungicides	87	39%	4%	28%	9%	(2)%
Other	32	43%	6%	34%	3%	—%
Total	$194	12%	3%	5%	4%	—%

Crop Protection	First Half 2021 vs. First Half 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$133	12%	3%	7%	2%	—%
EMEA	102	11%	2%	2%	7%	—%
Latin America	71	13%	9%	9%	(5)%	—%
Asia Pacific	73	14%	3%	8%	6%	(3)%
Total	$379	12%	4%	6%	3%	(1)%

Crop Protection	First Half 2021 vs. First Half 2020		Percent Change Due To:
	Net Sales Change		Local Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$223	13%	4%	6%	3%	—%
Insecticides	22	3%	5%	(3)%	1%	—%
Fungicides	119	26%	4%	21%	4%	(3)%
Other	15	10%	3%	8%	(1)%	—%
Total	$379	12%	4%	6%	3%	(1)%

Crop Protection
Crop protection net sales were $1,847 million in the second quarter of 2021, up 12 percent from $1,653 million in the second quarter of 2020. The increase was due to a 5 percent increase in volume, a 4 percent favorable impact from currency and a 3 percent increase in local price.

The increase in volume was driven by continued penetration of new products, including ArylexTM herbicide and PyraxaltTM insecticide, coupled by early demand in Latin America, which shifted approximately $50 million in sales from the third quarter. These volume gains were partially offset by an approximate $60 million impact from our decision to phase out select low-margin products. Favorable currency impacts were primarily from the Euro. The increase in local price was driven by strategic price increases in North America, coupled with strong price execution globally.

Segment operating EBITDA was $370 million in the second quarter of 2021, up 20 percent from $309 million in the second quarter of 2020. Volume gains from new products, continued pricing execution, productivity, and favorable impacts from currency more than offset higher input costs, including raw material costs. Segment operating EBITDA margin improved by more than 130 basis points versus the prior-year period.

Crop protection net sales were $3,533 million for the first six months of 2021, up 12 percent from $3,154 million for the first six months of 2020. The increase was due to a 6 percent increase in volume, a 4 percent increase in local price and a 3 percent favorable impact from currency, partially offset by a 1 percent unfavorable portfolio impact.

Volume gains were led by continued penetration of new products, including ArylexTM and EnlistTM herbicides and Pyraxalt™ insecticide. These volume gains were partially offset by an approximate $130 million impact from our decision to phase out select low-margin products. The increase in local price was primarily driven by gains in Latin America and North America. Favorable currency impacts primarily from the Euro more than offset unfavorable impacts from the Brazilian Real. The portfolio impact was driven by prior-year divestitures in Asia Pacific.

Segment operating EBITDA was $691 million for the first six months of 2021, up 26 percent from $547 million for the first six months of 2020. Favorable mix, continued penetration of new products, and ongoing cost and productivity actions more than offset higher input costs, including raw material costs. Segment operating EBITDA margin improved by more than 220 basis points versus the prior-year period.

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

Operating EBITDA is defined as earnings (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating (benefits) costs - net, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating (benefits) costs - net consists of non-operating pension and OPEB credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites of Historical DuPont. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings per share is defined as "Earnings per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of non-operating (benefits) costs - net, the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Reconciliation of Income from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income from continuing operations after income taxes (GAAP)	$1,018	$766	$1,631	$1,047
Provision for income taxes on continuing operations	284	78	462	205
Income from continuing operations before income taxes (GAAP)	1,302	844	2,093	1,252
Depreciation and amortization	313	300	617	583
Interest income	(18)	(9)	(39)	(27)
Interest expense	7	14	14	24
Exchange losses (gains) - net	14	(1)	49	60
Non-operating benefits - net	(315)	(91)	(626)	(164)
Mark-to-market losses on certain foreign currency contracts not designated as hedges[1]	23		22
Significant items charge	135	179	235	302
Operating EBITDA (Non-GAAP)	$1,461	$1,236	$2,365	$2,030
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and six months ended June 30, 2020, the unrealized mark-to-market gain was $27 million.

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Restructuring and asset related charges - net	$(135)	$(179)	$(235)	$(249)
Loss on divestiture	—	—	—	(53)
Total pretax significant items charge	(135)	(179)	(235)	(302)
Total tax benefit impact of significant items[1]	28	36	51	59
Tax only significant item benefit[2]	—	29	—	10
Total significant items charge, after tax	$(107)	$(114)	$(184)	$(233)
1.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
2.The tax only significant item benefits for the three and six months ended June 30, 2020 are primarily related to a benefit due to an elective change in accounting method that alters the 2019 impact of the business separation on The Act's foreign tax provisions and a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset.

Reconciliation of Income from Continuing Operations Attributable to Corteva and Earnings Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings and Operating Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income from continuing operations attributable to Corteva (GAAP)	$1,015	$760	$1,625	$1,031
Less: Non-operating benefits - net, after tax	237	67	474	124
Less: Amortization of intangibles (existing as of Separation), after tax	(140)	(137)	(283)	(251)
Less: Mark-to-market losses on certain foreign currency contracts not designated as hedges, after tax[1]	(18)		(17)
Less: Significant items charge, after tax	(107)	(114)	(184)	(233)
Operating Earnings (Non-GAAP)	$1,043	$944	$1,635	$1,391

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per share of common stock from continuing operations - diluted (GAAP)	$1.37	$1.01	$2.18	$1.37
Less: Non-operating benefits - net, after tax	0.32	0.09	0.64	0.16
Less: Amortization of intangibles (existing as of Separation), after tax	(0.19)	(0.19)	(0.38)	(0.33)
Less: Mark-to-market losses on certain foreign currency contracts not designated as hedges, after tax[1]	(0.02)		(0.02)
Less: Significant items charge, after tax	(0.14)	(0.15)	(0.25)	(0.31)
Operating Earnings Per Share (Non-GAAP)	$1.40	$1.26	$2.19	$1.85
Diluted Shares Outstanding (in millions)	743.3	751.6	746.4	752.0
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and six months ended June 30, 2020, the unrealized mark-to-market gain was $27 million.

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2020 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2021.

(In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Cash, cash equivalents and marketable securities	$2,900	$3,795	$2,869
Total debt	$1,778	$1,105	$2,631

The company's cash, cash equivalents and marketable securities at June 30, 2021, December 31, 2020, and June 30, 2020 were $2,900 million, $3,795 million and $2,869 million, respectively. Total debt at June 30, 2021, December 31, 2020, and June 30, 2020 was $1,778 million, $1,105 million, and $2,631 million, respectively. The increase in debt balances from December 31, 2020 was primarily due to funding the company’s seasonal working capital needs and capital expenditures. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, funding of the MOU escrow account, and pension obligations. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs. During the six months ended June 30, 2021, the company has experienced increased operating costs for freight and raw materials. The company also has experienced increased costs for materials used in various capital expenditures and capacity expansion projects. The increases in costs have been due, in part to, inflation and the rising demand from the economic recovery from the lifting of COVID-19 pandemic restrictions and government stimulus in some regions, while the supply for certain materials have not returned to pre-pandemic levels. The company expects this trend to continue as global supply chains and logistics remain constrained across industries.

The company had access to approximately $6.4 billion at June 30, 2021, $6.4 billion at December 31, 2020, and $6.3 billion at June 30, 2020, in committed and uncommitted unused credit lines. In addition to the unused credit facilities, the company has a $1 billion 2021 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and nondiscretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In March 2020, the company drew down $500 million under the three year revolving credit facility to finance its short term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic, and repaid that borrowing in full in June 2020. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2021 the company was in compliance with these covenants.

In May 2020, EID issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are intended to be used for general corporate purposes.

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

In February 2021, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.0 billion (the "2021 Repurchase Facility"), which expires in December 2021. Under the 2021 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements for more information.
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

The company's cash, cash equivalents and marketable securities at June 30, 2021, December 31, 2020, and June 30, 2020 are $2.9 billion, $3.8 billion, and $2.9 billion respectively, of which $2.7 billion, $3.1 billion, and $2.7 billion at June 30, 2021, December 31, 2020, and June 30, 2020, respectively, was held by subsidiaries in foreign countries, including United States territories. The 2017 Tax Cuts and Jobs Act ("The Act") required companies to pay a one-time transition tax on the untaxed earnings of foreign subsidiaries. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The Act also introduced a 100 percent dividends received deduction regarding earnings of foreign subsidiaries. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At June 30, 2021, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash used for operating activities was $643 million for the six months ended June 30, 2021 compared to $869 million for the six months ended June 30, 2020. The change in cash used for operating activities was driven by higher earnings partially offset by changes in working capital.

Cash used for investing activities was $17 million for the six months ended June 30, 2021 compared to $252 million for the six months ended June 30, 2020. The change was primarily due to lower purchases of investments, partly offset by higher capital expenditures. The company is increasing its expected 2021 capital expenditures to $600 - $650 million, which is primarily driven by increases in costs for materials used in various capital expenditures and capacity expansion projects.

Cash (used for) provided by financing activities was $(27) million for the six months ended June 30, 2021 compared to $2.2 billion for the six months ended June 30, 2020. The change was primarily due to lower borrowings partially offset by higher repurchases of Corteva common stock.

In January 2021, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on March 15, 2021, to the shareholders of record on March 1, 2021. In April 2021, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on June 15, 2021, to the shareholders of record on May 14, 2021. In July 2021, the company’s Board of Directors approved an increase in the common stock dividend of $0.13 per share to $0.14 per share. In July 2021, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on September 15, 2021, to the shareholders of record on August 13, 2021.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The company repurchased $850 million under its share buyback plan since the Corteva Distribution and expects to complete the program in 2021.

For the full year 2021, the company expects to repurchase at least $850 million under the share buyback plans discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

During the three and six months ended June 30, 2021, the company purchased and retired 4,324,000 shares and 11,970,000 shares, respectively, in the open market for a total cost of $200 million and $550 million, respectively. During the six months ended June 30, 2020, the company purchased and retired 1,865,000 shares for a total cost of $50 million. See Note 14 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plan.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash used for operating activities
EID’s cash used for operating activities was $663 million and $920 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily driven by the items above under the header, "Summary of Cash Flow".

Cash provided by financing activities
EID’s cash (used for) provided by financing activities was $(7) million for the six months ended June 30, 2021 compared to $2,265 million for the six months ended June 30, 2020. The change was primarily driven by lower proceeds from issuance of long-term debt and higher payments on long-term debt on related party debt.

See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information on the related party loan between EID and Corteva, Inc.

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

As of June 30, 2021, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of June 30, 2021, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont. Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against the company could also materially adversely affect its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when the company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the company, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Chlorpyrifos Lawsuits
As of July 2021, there were 17 pending personal injury lawsuits filed against the former Dow Agrisciences, LLC in California, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crop. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential-type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation.

Currently, 10 cases filed in Monterey County allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. The Monterey County cases have been consolidated for discovery purposes, but not for trial. The first trial is set to begin in March 2022. The remaining cases are from the California Central Valley and allege personal injury from occupational, in utero and post-natal exposure to chlorpyrifos oxon, as well as exposure from drinking water contaminated with chlorpyrifos. Additionally, the Central Valley cases include remediation claims due to alleged property contamination from chlorpyrifos. Discovery for the Central Valley cases only recently begun and is expected to continue through 2021. Any losses are not estimable at this time due to various reasons, including, among others, that the litigation remains in its early stages and significant factual issues remain to be resolved.

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

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(c)(3)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

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

Netherlands Municipality Cases
In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Settlement with the State of Delaware
On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Further information with respect to this settlement is set forth under "Other PFOA Matters" in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Item 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed annual report on Form 10-K under Item 1A - Risk Factors, and are supplemented by the following risk factors below.

Risks Related to our Industry

A recent executive order may result in additional regulation of the agricultural industry that could result in the imposition of significant costs and restrictions on the Company’s business operations in the future.

On July 9, 2021, President Biden issued an executive order promoting competition in the American economy. The order encouraged further examination and efforts by U.S. regulatory agencies to avoid market concentrations for agricultural inputs, that could challenge the survival of family farms. The executive order also directs the U.S. Secretary of Agriculture to take action to ensure that the intellectual property system, while still incentivizing innovation, does not also unnecessarily reduce competition in seed and other agricultural input markets beyond what is reasonably contemplated by the U.S. Patent Act and propose strategies for addressing those concerns across intellectual property, antitrust, and other relevant laws. While the ultimate impact of the executive order will depend on the actions ultimately resulting from the U.S. regulatory authorities, actions taken by such authorities may increase the regulation and regulatory costs associated with our industry in the future and restrict the company from pursuing certain growth opportunities, including mergers and acquisitions.

Risks Related to our Operations

The transition in our chief executive officer position will be critical to our success and our business could be negatively impacted if we do not successfully manage this transition.

On June 23, 2021, the company announced that James C. Collins, Jr., chief executive officer ("CEO") will retire from all positions with the company by December 31, 2021. While the company is currently engaged in a search for a new CEO, any failure to timely hire a qualified CEO could hinder the company’s strategic planning, execution and future performance. The departure of key leadership personnel, such as a CEO, can take from the company significant knowledge and experience. While this loss of knowledge and experience can be mitigated through successful hiring and transition, there can be no assurance that we will be successful in such efforts. Further, if the company’s new CEO formulates different or changed views, the future strategy and plans of the company may differ materially from those of the past. While Mr. Collins entered into a letter agreement intended to facilitate a smooth transition, if the company does not successfully manage this transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2021:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
April 2021	1,317,265	$47.60	1,317,265	$287
May 2021	1,411,685	46.75	1,411,685	221
June 2021	1,595,384	44.69	1,595,384	150
Total	4,324,334	$46.25	4,324,334	$150
1.    On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019).

3.3	Amended and Restated Certificate of Incorporation of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.1 to E.I. du Pont de Nemours and Company’s Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

3.4	Amended and Restated Bylaws of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.2 to E.I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Form of CFO Special RSU Agreement (incorporated by reference from the Form 8-K (Commission file number 001-38710) dated April 6, 2021).

10.2	Letter Agreement between James C. Collins, Jr. and Corteva, Inc., dated June 21, 2021 (incorporated by reference from the Form 8-K (Commission file number 001-38710) dated June 23, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EID’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EID’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEVA, INC.
(Registrant)

Date:	August 6, 2021

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	August 6, 2021

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net sales	$5,627	$5,191	$9,805	$9,147
Cost of goods sold	3,010	2,829	5,430	5,098
Research and development expense	293	273	574	553
Selling, general and administrative expenses	998	965	1,731	1,722
Amortization of intangibles	180	176	363	339
Restructuring and asset related charges - net	135	179	235	249
Other income - net	298	89	635	90
Interest expense	20	45	42	87
Income from continuing operations before income taxes	1,289	813	2,065	1,189
Provision for income taxes on continuing operations	281	71	455	190
Income from continuing operations after income taxes	1,008	742	1,610	999
(Loss) income from discontinued operations after income taxes	(45)	—	(55)	1
Net income	963	742	1,555	1,000
Net income attributable to noncontrolling interests	—	3	1	11
Net income attributable to E. I. du Pont de Nemours and Company	$963	$739	$1,554	$989

See Notes to the Interim Consolidated Financial Statements beginning on page 75.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income	$963	$742	$1,555	$1,000
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	243	97	(160)	(575)
Adjustments to pension benefit plans	8	(6)	16	(6)
Adjustments to other benefit plans	(160)	(1)	(317)	2
Unrealized gain on investments	—	—	10	—
Derivative instruments	31	(2)	96	4
Total other comprehensive income (loss)	122	88	(355)	(575)
Comprehensive income	1,085	830	1,200	425
Comprehensive income attributable to noncontrolling interests - net of tax	—	3	1	11
Comprehensive income attributable to E. I. du Pont de Nemours and Company	$1,085	$827	$1,199	$414

See Notes to the Interim Consolidated Financial Statements beginning on page 75.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$2,861	$3,526	$2,809
Marketable securities	39	269	60
Accounts and notes receivable - net	6,792	4,926	6,772
Inventories	3,541	4,882	3,589
Other current assets	1,052	1,165	1,192
Total current assets	14,285	14,768	14,422
Investment in nonconsolidated affiliates	68	66	62
Property, plant and equipment	8,343	8,253	7,858
Less: Accumulated depreciation	4,002	3,857	3,565
Net property, plant and equipment	4,341	4,396	4,293
Goodwill	10,207	10,269	10,069
Other intangible assets	10,413	10,747	11,070
Deferred income taxes	442	464	290
Other assets	1,740	1,939	1,974
Total Assets	$41,496	$42,649	$42,180
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$677	$3	$1,529
Accounts payable	3,070	3,615	2,891
Income taxes payable	234	123	369
Deferred revenue	748	2,662	431
Accrued and other current liabilities	2,525	2,148	2,312
Total current liabilities	7,254	8,551	7,532
Long-Term Debt	1,101	1,102	1,102
Long-Term Debt - Related Party	2,745	3,459	3,842
Other Noncurrent Liabilities
Deferred income tax liabilities	935	893	752
Pension and other post employment benefits - noncurrent	4,767	5,176	6,039
Other noncurrent obligations	1,816	1,867	1,957
Total noncurrent liabilities	11,364	12,497	13,692
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2021, December 31, 2020, and June 30, 2020:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at June 30, 2021, December 31, 2020, and June 30, 2020	—	—	—
Additional paid-in capital	24,131	24,049	23,981
Retained earnings / (accumulated deficit)	1,752	203	580
Accumulated other comprehensive loss	(3,245)	(2,890)	(3,845)
Total E. I. du Pont de Nemours and Company stockholders’ equity	22,877	21,601	20,955
Noncontrolling interests	1	—	1
Total equity	22,878	21,601	20,956
Total Liabilities and Equity	$41,496	$42,649	$42,180
See Notes to the Interim Consolidated Financial Statements beginning on page 75.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Operating activities
Net income	$1,555	$1,000
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	617	583
Provision for (benefit from) deferred income tax	124	(136)
Net periodic pension and OPEB benefit, net	(641)	(168)
Pension and OPEB contributions	(149)	(167)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(1)	30
Restructuring and asset related charges - net	235	249
Other net loss	143	185
Changes in assets and liabilities, net
Accounts and notes receivable	(1,957)	(1,712)
Inventories	1,334	1,271
Accounts payable	(525)	(717)
Deferred revenue	(1,931)	(2,147)
Other assets and liabilities	533	809
Cash used for operating activities	(663)	(920)
Investing activities
Capital expenditures	(269)	(202)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	26	18
Investments in and loans to nonconsolidated affiliates	(1)	—
Purchases of investments	(56)	(361)
Proceeds from sales and maturities of investments	285	298
Other investing activities - net	(2)	(5)
Cash used for investing activities	(17)	(252)
Financing activities
Net change in borrowings (less than 90 days)	254	966
Proceeds from related party debt	29	67
Payments on related party debt	(743)	(246)
Proceeds from debt	419	2,434
Payments on debt	—	(879)
Proceeds from exercise of stock options	66	17
Payment for acquisition of subsidiary's interest from the non-controlling interest	—	(60)
Other financing activities	(32)	(34)
Cash (used for) provided by financing activities	(7)	2,265
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(95)
(Decrease) / increase in cash, cash equivalents and restricted cash	(701)	998
Cash, cash equivalents and restricted cash at beginning of period	3,873	2,173
Cash, cash equivalents and restricted cash at end of period	$3,172	$3,171
See Notes to the Interim Consolidated Financial Statements beginning on page 75.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	(Accumulated Deficit) Retained Earnings	Accum. Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$239	$—	$23,958	$(406)	$(3,270)	$—	$7	$20,528
Net income				250			8	258
Other comprehensive loss					(663)			(663)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			(2)					(2)
Issuance of Corteva stock			14					14
Share-based compensation			2					2
Other - net			32	(2)				30
Balance at March 31, 2020	$239	$—	$24,004	$(158)	$(3,933)	$—	$15	$20,167
Net (loss) income				739			3	742
Other comprehensive loss					88			88
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)				(3)
Issuance of Corteva stock			3					3
Share-based compensation			19					19
Acquisition of a noncontrolling interest in consolidated subsidiaries			(37)				(15)	(52)
Other - net			(8)	2			(2)	(8)
Balance at June 30, 2020	$239	$—	$23,981	$580	$(3,845)	$—	$1	$20,956

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accumulated Deficit)	Accum. Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$—	$21,601
Net income				591			1	592
Other comprehensive loss					(477)			(477)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)				(2)
Issuance of Corteva stock			38					38
Other - net			(4)					(4)
Balance at March 31, 2021	$239	$—	$24,083	$792	$(3,367)	$—	$1	$21,748
Net income				963				963
Other comprehensive income					122			122
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)				(3)
Issuance of Corteva stock			28					28
Share-based compensation			23	(1)				22
Other - net			(3)	1				(2)
Balance at June 30, 2021	$239	$—	$24,131	$1,752	$(3,245)	$—	$1	$22,878

See Notes to the Interim Consolidated Financial Statements beginning on page 75.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
•Related Party Loan - EID engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remains on EID's consolidated financial statements at the standalone level (including the associated interest).
•Capital Structure - At June 30, 2021, Corteva, Inc.'s capital structure consists of 734,421,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Divestitures and Other Transactions - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 9 - Accounts and Notes Receivable - Net - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Other Intangible Assets - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 38 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of June 30, 2021, December 31, 2020, and June 30, 2020, the outstanding related party loan balance was $2,745 million, $3,459 million, and $3,842 million respectively (which approximates fair value), with interest rates of 1.52%, 1.62%, and 1.80%, respectively, and is reflected as long-term debt - related party in EID's interim Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $13 million and $28 million for the three and six months ended June 30, 2021, respectively, and $31 million and $63 million for the three and six months ended June 30, 2020, respectively, associated with the related party loan from Corteva, Inc.

As of June 30, 2021, EID had payables to Corteva, Inc., of $57 million and $91 million included in accrued and other current liabilities and other noncurrent obligations, respectively, $92 million at December 31, 2020 included in both accrued and other current liabilities and other noncurrent obligations, respectively, and $119 million and $82 million at June 30, 2020, included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

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

Reconciliation to interim Consolidated Financial Statements

Income from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations after income taxes	$1,008	$742	$1,610	$999
Provision for income taxes on continuing operations	281	71	455	190
Income from continuing operations before income taxes	1,289	813	2,065	1,189
Depreciation and amortization	313	300	617	583
Interest income	(18)	(9)	(39)	(27)
Interest expense	20	45	42	87
Exchange losses (gains) - net	14	(1)	49	60
Non-operating benefits - net	(315)	(91)	(626)	(164)
Mark-to-market losses on certain foreign currency contracts not designated as hedges[1]	23		22
Significant items	135	179	235	302
Corporate expenses	32	29	66	54
Segment operating EBITDA	$1,493	$1,265	$2,431	$2,084
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and six months ended June 30, 2020, the unrealized mark-to-market gain was $27 million.