Form 10-Q
period 2021-09-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2021-11-04
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Corteva, Inc.                                       Yes  ☐   No  ☒
E. I. du Pont de Nemours and Company                          Yes  ☐   No  ☒

Corteva, Inc. had 728,909,000 shares of common stock, par value $0.01 per share, outstanding at October 28, 2021.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at October 28, 2021, all of which are held by Corteva, Inc.

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
2.the May 1, 2019 distribution of EID legal entities containing the assets and liabilities of EID’s specialty products business (“EID Specialty Products Entities”) to DowDuPont;
3.the May 2, 2019 conveyance of Historical Dow's agriculture business ("Dow Ag Entities") to EID; and
4.the May 31, 2019 contribution of EID to Corteva, Inc. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
• "Dow Distribution" refers to the separation of DowDuPont's materials science business into a separate and independent public company, effective as of 5:00 pm ET on April 1, 2019, by way of a distribution of Dow Inc. through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow Inc.’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock, as of the close of business on March 21, 2019;
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

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 71. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$2,371	$1,863	$12,176	$11,010
Cost of goods sold	1,558	1,297	6,988	6,395
Research and development expense	297	284	871	837
Selling, general and administrative expenses	672	597	2,403	2,319
Amortization of intangibles	180	162	543	501
Restructuring and asset related charges - net	26	49	261	298
Other income - net	378	30	1,013	120
Interest expense	8	11	22	35
Income (loss) from continuing operations before income taxes	8	(507)	2,101	745
(Benefit from) provision for income taxes on continuing operations	(28)	(117)	434	88
Income (loss) from continuing operations after income taxes	36	(390)	1,667	657
(Loss) income from discontinued operations after income taxes	(4)	—	(59)	1
Net income (loss)	32	(390)	1,608	658
Net income attributable to noncontrolling interests	2	2	8	18
Net income (loss) attributable to Corteva	$30	$(392)	$1,600	$640
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.05	$(0.52)	$2.25	$0.85
Basic loss per share of common stock from discontinued operations	(0.01)	—	(0.08)	—
Basic earnings (loss) per share of common stock	$0.04	$(0.52)	$2.17	$0.85
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.05	$(0.52)	$2.23	$0.85
Diluted loss per share of common stock from discontinued operations	(0.01)	—	(0.08)	—
Diluted earnings (loss) per share of common stock	$0.04	$(0.52)	$2.15	$0.85

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$32	$(390)	$1,608	$658
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(264)	68	(424)	(507)
Adjustments to pension benefit plans	10	—	26	(6)
Adjustments to other benefit plans	(157)	1	(474)	3
Unrealized gain on investments	—	—	10	—
Derivative instruments	11	(20)	107	(16)
Total other comprehensive (loss) income	(400)	49	(755)	(526)
Comprehensive (loss) income	(368)	(341)	853	132
Comprehensive income attributable to noncontrolling interests - net of tax	2	2	8	18
Comprehensive (loss) income attributable to Corteva	$(370)	$(343)	$845	$114

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$2,779	$3,526	$2,768
Marketable securities	103	269	152
Accounts and notes receivable - net	5,818	4,926	5,627
Inventories	4,417	4,882	4,374
Other current assets	1,029	1,165	1,167
Total current assets	14,146	14,768	14,088
Investment in nonconsolidated affiliates	67	66	62
Property, plant and equipment	8,270	8,253	7,985
Less: Accumulated depreciation	3,960	3,857	3,712
Net property, plant and equipment	4,310	4,396	4,273
Goodwill	10,130	10,269	10,110
Other intangible assets	10,225	10,747	10,914
Deferred income taxes	448	464	289
Other assets	1,796	1,939	1,954
Total Assets	$41,122	$42,649	$41,690
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,372	$3	$2,142
Accounts payable	3,512	3,615	2,994
Income taxes payable	95	123	168
Deferred revenue	692	2,662	402
Accrued and other current liabilities	2,134	2,145	2,028
Total current liabilities	7,805	8,548	7,734
Long-term debt	1,101	1,102	1,102
Other noncurrent liabilities
Deferred income tax liabilities	930	893	740
Pension and other post employment benefits - noncurrent	4,583	5,176	5,904
Other noncurrent obligations	1,724	1,867	1,864
Total noncurrent liabilities	8,338	9,038	9,610
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at September 30, 2021 - 730,267,000; December 31, 2020 - 743,458,000; and September 30, 2020 - 747,492,000	7	7	7
Additional paid-in capital	27,712	27,707	27,895
Retained earnings	666	—	—
Accumulated other comprehensive loss	(3,645)	(2,890)	(3,796)
Total Corteva stockholders’ equity	24,740	24,824	24,106
Noncontrolling interests	239	239	240
Total equity	24,979	25,063	24,346
Total Liabilities and Equity	$41,122	$42,649	$41,690
See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$1,608	$658
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	926	868
Provision for (benefit from) deferred income tax	151	(153)
Net periodic pension and OPEB benefit - net	(959)	(255)
Pension and OPEB contributions	(202)	(222)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(1)	29
Restructuring and asset related charges - net	261	298
Other net loss	117	240
Changes in assets and liabilities - net
Accounts and notes receivable	(1,116)	(619)
Inventories	375	481
Accounts payable	(41)	(629)
Deferred revenue	(1,945)	(2,169)
Other assets and liabilities	7	236
Cash used for operating activities	(819)	(1,237)
Investing activities
Capital expenditures	(413)	(301)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	53	22
Investments in and loans to nonconsolidated affiliates	(3)	(1)
Purchases of investments	(147)	(656)
Proceeds from sales and maturities of investments	310	498
Other investing activities - net	(1)	(7)
Cash used for investing activities	(201)	(445)
Financing activities
Net change in borrowings (less than 90 days)	949	1,582
Proceeds from debt	419	2,434
Payments on debt	(1)	(879)
Repurchase of common stock	(750)	(83)
Proceeds from exercise of stock options	71	19
Dividends paid to stockholders	(295)	(291)
Payment for acquisition of subsidiary's interest from the non-controlling interest	—	(60)
Other financing activities	(28)	(27)
Cash provided by financing activities	365	2,695
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(78)	(64)
(Decrease)/increase in cash, cash equivalents and restricted cash equivalents	(733)	949
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,873	2,173
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$3,140	$3,122
1. See page 17 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	(Accumulated Deficit) Retained Earnings	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$27,997	$(425)	$(3,270)	$246	$24,555
Net income			272		10	282
Other comprehensive loss				(663)		(663)
Common dividends ($.13 per share)		(97)				(97)
Issuance of Corteva stock		14				14
Share-based compensation		2				2
Repurchase of common stock		(50)				(50)
Other - net		40	(2)		(2)	36
Balance at March 31, 2020	$7	$27,906	$(155)	$(3,933)	$254	$24,079
Net income			760		6	766
Other comprehensive income				88		88
Common dividends ($.13 per share)			(97)			(97)
Issuance of Corteva stock		3				3
Share-based compensation		19				19
Acquisition of a noncontrolling interest in consolidated subsidiaries		(37)			(15)	(52)
Other - net					(5)	(5)
Balance at June 30, 2020	$7	$27,891	$508	$(3,845)	$240	$24,801
Net (loss) income			(392)		2	(390)
Other comprehensive income				49		49
Share-based compensation		16	(1)			15
Common dividends ($.13 per share)			(97)			(97)
Repurchase of common stock		(15)	(18)			(33)
Issuance of Corteva stock		2				2
Other - net		1			(2)	(1)
Balance at September 30, 2020	$7	$27,895	$—	$(3,796)	$240	$24,346

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$239	$25,063
Net income			600		3	603
Other comprehensive loss				(477)		(477)
Common dividends ($0.13 per share)		(97)				(97)
Issuance of Corteva stock		38				38
Repurchase of common stock		(18)	(332)			(350)
Other - net					(2)	(2)
Balance at March 31, 2021	$7	$27,630	$268	$(3,367)	$240	$24,778
Net income			970		3	973
Other comprehensive income				122		122
Common dividends ($0.13 per share)			(95)			(95)
Issuance of Corteva stock		28				28
Share-based compensation		23	(1)			22
Repurchase of common stock			(200)			(200)
Other - net		1	(1)		(3)	(3)
Balance at June 30, 2021	$7	$27,682	$941	$(3,245)	$240	$25,625
Net income			$30		2	32
Other comprehensive loss				(400)		(400)
Common dividends ($0.14 per share)			(103)			(103)
Issuance of Corteva stock		5				5
Share-based compensation		26	(1)			25
Repurchase of common stock			(200)			(200)
Other - net		(1)	(1)		(3)	(5)
Balance at September 30, 2021	$7	$27,712	$666	$(3,645)	$239	$24,979

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 4 percent to our annual Sales and EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 9 – Supplemental Information, to the company's 2020 Annual Report). As of September 30, 2021, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $20 million. We will continue to assess the implications to our operations and financial reporting.

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

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2021, the indemnification assets are $25 million within accounts and notes receivable - net and $70 million within other assets in the interim Consolidated Balance Sheet. At September 30, 2021, the indemnification liabilities are $76 million within other noncurrent obligations in the interim Consolidated Balance Sheet.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2021, the indemnification liabilities are $54 million within accrued and other current liabilities and $14 million within other noncurrent obligations in the interim Consolidated Balance Sheet.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of one year or more. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $122 million, $115 million and $114 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The company expects revenue to be recognized for the remaining performance obligations over the next one year to six years.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances	September 30, 2021	December 31, 2020	September 30, 2020
(In millions)
Accounts and notes receivable - trade[1]	$4,744	$3,917	$4,638
Contract assets - current[2]	$24	$22	$21
Contract assets - noncurrent[3]	$60	$54	$52
Deferred revenue - current	$692	$2,662	$402
Deferred revenue - noncurrent[4]	$111	$116	$106
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period was $2,454 million and $2,195 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Corn	$437	$303	$4,505	$4,224
Soybean	157	116	1,494	1,382
Other oilseeds	94	62	661	529
Other	50	42	350	381
Seed	738	523	7,010	6,516
Herbicides	782	583	2,737	2,315
Insecticides	416	395	1,261	1,218
Fungicides	339	261	911	714
Other	96	101	257	247
Crop Protection	1,633	1,340	5,166	4,494
Total	$2,371	$1,863	$12,176	$11,010
.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
North America[1]	$168	$97	$4,482	$4,290
EMEA[2]	153	117	1,398	1,262
Latin America	334	246	842	668
Asia Pacific	83	63	288	296
Total	$738	$523	$7,010	$6,516

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
North America[1]	$422	$390	$1,693	$1,528
EMEA[2]	237	198	1,304	1,163
Latin America	763	559	1,361	1,086
Asia Pacific	211	193	808	717
Total	$1,633	$1,340	$5,166	$4,494
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2021 Restructuring Actions
As discussed in the 2020 Annual Report, on February 1, 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $150 million, comprised of approximately $65 million of severance and related benefit costs, $35 million of asset related charges, $10 million of asset retirement obligations and $40 million of costs related to contract terminations (contract terminations includes early lease terminations). The restructuring actions associated with this charge are expected to be substantially complete in 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2021	2021
Seed	$4	$21
Crop Protection	4	41
Corporate expenses	9	65
Total	$17	$127

The following table is a summary of charges incurred related to 2021 Restructuring Actions for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2021	2021
Severance and related benefit costs	$9	$58
Asset related charges	7	29
Contract termination charges	1	40
Total restructuring and asset charges - net	$17	$127

A reconciliation of the December 31, 2020 to the September 30, 2021 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination[2]	Total
Balance at December 31, 2020	$—	$—	$—	$—
Charges to income from continuing operations	58	29	40	127
Payments	(14)	—	(26)	(40)
Asset write-offs	—	(29)	—	(29)
Balance at September 30, 2021	$44	$—	$14	$58
1.In addition, the company has a liability recorded for asset retirement obligations of $6 million as of September 30, 2021.
2.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by 2022.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. Through the third quarter of 2021, the company recorded net pre-tax restructuring charges of $186 million inception-to-date under the Execute to Win Productivity Program, consisting of $123 million of asset related charges and $63 million of severance and related benefit costs. The company does not anticipate any additional material charges from the Execute to Win Productivity Program as actions associated with this charge were substantially complete by the end of 2020.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Seed	$—	$—	$—	$3
Crop Protection	4	30	10	85
Corporate expenses	—	—	—	46
Total	$4	$30	$10	$134

The following table is a summary of charges incurred related to the Execute to Win Productivity Program for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Severance and related benefit costs	$—	$—	$—	$46
Asset related charges	4	30	10	88
Total restructuring and asset related charges - net	$4	$30	$10	$134

A reconciliation of the December 31, 2020 to the September 30, 2021 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Total
Balance at December 31, 2020	$53	$3	$56
Charges to income from continuing operations	—	10	10
Payments	(24)	(3)	(27)
Asset write-offs	—	(10)	(10)
Balance at September 30, 2021	$29	$—	$29
1.In addition, the company has a liability recorded for asset retirement obligations of $18 million as of September 30, 2021.

Other Asset Related Charges
During the three and nine months ended September 30, 2021, the company recognized $5 million and $124 million, respectively, in restructuring and asset related charges - net in the interim Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Interest income	$19	$11	$58	$38
Equity in (losses) / earnings of affiliates - net	(1)	—	4	(3)
Net gain (loss) on sales of businesses and other assets[1]	1	1	2	(29)
Net exchange gains / (losses)[2]	2	(67)	(47)	(127)
Non-operating pension and other post employment benefit credit[3]	326	93	979	275
Miscellaneous income (expense) - net[4]	31	(8)	17	(34)
Other income - net	$378	$30	$1,013	$120

1.The nine months ended September 30, 2020 includes a loss of $(53) million relating to the sale of the La Porte site, for which the company signed an agreement in 2020, and closed during the first quarter of 2021.
2.Includes net pre-tax exchange losses of $(16) million and $(53) million associated with the devaluation of the Argentine peso for the three and nine months ended September 30, 2021, respectively, and $(26) million and $(56) million for the three and nine months ended September 30, 2020, respectively.
3.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement loss).
4.Miscellaneous expense - net for the three and nine months ended September 30, 2021 and 2020 includes losses on sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. Miscellaneous expense - net for the three and nine months ended September 30, 2021 also includes a gain from remeasurement of an equity investment and for the nine months ended September 30, 2021 includes realized losses on sale of available-for-sale securities.

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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subsidiary Monetary Position Losses
Pre-tax exchange losses	$(32)	$(61)	$(47)	$(300)
Local tax benefits / (expenses)	3	16	(11)	44
Net after-tax impact from subsidiary exchange losses	$(29)	$(45)	$(58)	$(256)

Hedging Program Gains
Pre-tax exchange gains (losses)	$34	$(6)	$—	$173
Tax (expenses) / benefits	(8)	2	—	(41)
Net after-tax impact from hedging program exchange gains (losses)	$26	$(4)	$—	$132

Total Exchange Losses
Pre-tax exchange gains (losses)	$2	$(67)	$(47)	$(127)
Tax (expenses) benefits	(5)	18	(11)	3
Net after-tax exchange losses	$(3)	$(49)	$(58)	$(124)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows. Corteva classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, which are included in other current assets and other assets, respectively, in the interim Consolidated Balance Sheets.

(In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$2,779	$3,526	$2,768
Restricted cash equivalents	361	347	354
Total cash, cash equivalents and restricted cash equivalents	$3,140	$3,873	$3,122

Restricted cash equivalents primarily relates to (i) a trust funded by EID for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and is classified as current; and (ii) contributions to the MOU Escrow Account as further described in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, which is classified as noncurrent.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - INCOME TAXES

For periods between the Merger Effectiveness Time and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income.  Corteva, DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax matters agreement. See Note 3 - Divestitures and Other Transactions, for further information related to indemnifications between Corteva, DuPont and Dow.

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

During the three and nine months ended September 30, 2021, the company recognized $32 million and $58 million, respectively, of net tax benefits to provision for income taxes on continuing operations associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a $22 million tax benefit associated with U.S. research and development tax credits.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations after income taxes	$36	$(390)	$1,667	$657
Net income attributable to continuing operations noncontrolling interests	2	2	8	18
Income (loss) from continuing operations available to Corteva common stockholders	34	(392)	1,659	639
(Loss) income from discontinued operations available to Corteva common stockholders	(4)	—	(59)	1
Net income (loss) available to common stockholders	$30	$(392)	$1,600	$640

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2021	2020	2021	2020
Earnings (loss) per share of common stock from continuing operations	$0.05	$(0.52)	$2.25	$0.85
Loss per share of common stock from discontinued operations	(0.01)	—	(0.08)	—
Earnings (loss) per share of common stock	$0.04	$(0.52)	$2.17	$0.85

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2021	2020	2021	2020
Earnings (loss) per share of common stock from continuing operations	$0.05	$(0.52)	$2.23	$0.85
Loss per share of common stock from discontinued operations	(0.01)	—	(0.08)	—
Earnings (loss) per share of common stock	$0.04	$(0.52)	$2.15	$0.85

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2021	2020	2021	2020
Weighted-average common shares - basic	733.8	749.5	738.1	749.5
Plus dilutive effect of equity compensation plans[1]	5.7	—	5.9	2.5
Weighted-average common shares - diluted	739.5	749.5	744.0	752.0
Potential shares of common stock excluded from EPS calculations[2]	3.0	14.6	3.1	9.7
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Accounts receivable – trade[1]	$3,336	$3,754	$3,231
Notes receivable – trade[1,2]	1,408	163	1,407
Other[3]	1,074	1,009	989
Total accounts and notes receivable - net	$5,818	$4,926	$5,627
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $210 million at September 30, 2021, $208 million at December 31, 2020, and $210 million at September 30, 2020. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2021, December 31, 2020, and September 30, 2020 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $84 million, $106 million, and $92 million as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2021 and 2020:

(In millions)
2020
Balance at December 31, 2019	$174
Net provision for credit losses[1]	54
Write-offs charged against allowance / other[1]	(18)
Balance at September 30, 2020	$210

2021
Balance at December 31, 2020	$208
Net provision for credit losses	(7)
Write-offs charged against allowance / other	9
Balance at September 30, 2021	$210
1.Prior year classifications in the changes in the allowance for doubtful receivables have been revised. Revisions did not impact the amount of the provision or the allowance for doubtful receivables recorded in the interim Consolidated Statements of Operations or the interim Consolidated Balance Sheets.

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

Trade receivables sold under these agreements were $70 million and $257 million for the three and nine months ended September 30, 2021, respectively, and $44 million and $221 million for the three and nine months ended September 30, 2020, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2021, December 31, 2020, and September 30, 2020 were $173 million, $157 million, and $178 million, respectively. The net proceeds received are included in cash used for operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the interim Consolidated Statements of Operations. The loss on sale of receivables was $11 million and $54 million for the three and nine months ended September 30, 2021, respectively, and

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$11 million and $49 million for the three and nine months ended September 30, 2020, respectively. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTE 10 - INVENTORIES

(In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Finished products	$1,871	$2,584	$2,074
Semi-finished products	2,028	1,813	1,878
Raw materials and supplies	518	485	422
Total inventories	$4,417	$4,882	$4,374

NOTE 11 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	September 30, 2021			December 31, 2020			September 30, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(507)	$5,758	$6,265	$(317)	$5,948	$6,265	$(253)	$6,012
Customer-related	1,956	(460)	1,496	1,984	(380)	1,604	1,966	(352)	1,614
Developed technology	1,485	(641)	844	1,451	(525)	926	1,463	(499)	964
Trademarks/trade names[1]	2,012	(152)	1,860	2,019	(99)	1,920	161	(86)	75
Favorable supply contracts	475	(373)	102	475	(302)	173	475	(279)	196
Other[2]	407	(252)	155	405	(239)	166	405	(233)	172
Total other intangible assets with finite lives	12,600	(2,385)	10,215	12,599	(1,862)	10,737	10,735	(1,702)	9,033

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	10	—	10
Trade name[1]							1,871	—	1,871
Total other intangible assets	10	—	10	10	—	10	1,881	—	1,881
Total	$12,610	$(2,385)	$10,225	$12,609	$(1,862)	$10,747	$12,616	$(1,702)	$10,914
1.Beginning on October 1, 2020, the company changed its indefinite life assertion of its trade name asset to definite lived with a useful life of 25 years. This change is the result of the launch of BrevantTM seed in the retail channel in the U.S. Prior to changing the useful life of the trade name asset, the company tested the asset for impairment under ASC 350- Intangibles, Goodwill and Other, concluding the asset was not impaired.
2.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $180 million and $543 million for the three and nine months ended September 30, 2021, respectively, and $162 million and $501 million for the three and nine months ended September 30, 2020, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2021 and each of the next five years is approximately $178 million, $700 million, $620 million, $606 million, $569 million and $558 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Commercial paper	$802	$—	$926
Repurchase facility	550	—	1,175
Other loans - various currencies	18	1	39
Long-term debt payable within one year	1	1	1
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$1,372	$3	$2,142

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,134 million, $1,168 million, and $1,164 million as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively, and was determined using quoted market prices for the same or similar issues, or current rates offered to the company for debt of the same remaining maturities (Level 2 inputs).

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

As of September 30, 2021, $578 million of notes receivable, recorded in accounts and notes receivable - net in the interim Consolidated Balance Sheets, were pledged as collateral against outstanding borrowings under the 2021 Repurchase Facility of $550 million, recorded in short-term borrowings and finance lease obligations in the interim Consolidated Balance Sheet.

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

In March 2020, the company drew down $500 million under the $3 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic and repaid that borrowing in full in June 2020. There were no additional borrowings and the unused commitments under the 3-year revolving credit facility were $3 billion as of September 30, 2021.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See pages 24 and 25 for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2021, December 31, 2020 and September 30, 2020, the company had directly guaranteed $107 million, $94 million, and $96 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at September 30, 2021 had terms less than one year. The maximum future payments include $22 million, $17 million and $20 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $615 million, $16 million and $637 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

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

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. See Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information related to indemnifications between Corteva, DuPont and Dow.

Chemours/Performance Chemicals
Pursuant to the Chemours Separation Agreement resulting from the 2015 spin-off of the Performance Chemicals segment from Historical DuPont, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable.

In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. In addition, in 2017, Chemours and EID settled multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works plant outside Parkersburg, West Virginia. This plant was previously owned and/or operated by the performance chemicals segment of EID and is now owned and/or operated by Chemours.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EID, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims had proceeded (the “Pending Arbitration”).

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances ("PFAS") liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%.

In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account ("MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. Restricted cash classified as noncurrent at September 30, 2021 is related to the MOU Escrow Account.

During the three months ended September 30, 2021, the company contributed its initial deposit into the MOU Escrow Account, which is classified as noncurrent restricted cash equivalents and is included in other assets in the interim Consolidated Balance Sheets.

After the term of this arrangement, Chemours’ indemnification obligations under the original 2015 Chemours Separation Agreement, would continue unchanged, subject in each case to certain exceptions set out in the MOU. Under the MOU, Chemours waived specified claims regarding the construct of its 2015 spin-off transaction, and the parties will dismiss the Pending Arbitration regarding those claims. Additionally, the parties have agreed to resolve the Ohio MDL PFOA personal injury litigation (as discussed below). The parties are expected to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

During the three and nine months ended September 30, 2021, the company recorded charges of $8 million and $45 million, respectively, to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, related to the MOU. The charges in the nine months ended September 30, 2021 primarily relate to an increase in the environmental remediation accrual for Chemours' Fayetteville Works facility for estimated costs for on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of further detailed engineering and design work related to Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the North Carolina Department of Environmental Quality.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow certain liabilities and obligations among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Corteva Distribution and Dow indemnifies Corteva against certain litigation and other liabilities that relate to the Historical Dow business, but were transferred over as part of the common control combination with

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DAS, and Corteva indemnifies DuPont and Dow for certain liabilities. The term of this indemnification is generally indefinite with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. See Note 3 - Divestitures and Other Transactions, to the interim Consolidated Financial Statements for additional information relating to the Separation.

Under the Corteva Separation Agreement, certain legacy EID liabilities from discontinued and/or divested operations and businesses of EID (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont will manage such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold is met, then the companies will share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. During the second quarter of 2021, the aggregate amount of the Company’s cash spent and liabilities accrued exceeded the stray liability thresholds, including PFAS, noted above. Therefore, liabilities recognized subsequent to the second quarter of 2021 will be shared at the reduced rates noted above.

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DowDuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the company could incur liabilities in excess of amounts accrued, the ultimate liability for which could be material to the results of operations and the cash flows in the period recognized. However, the company is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company.

Chlorpyrifos Lawsuits
As of September 30, 2021, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. Discovery for the cases only recently begun and is expected to continue through the first quarter of 2022. Notwithstanding the company’s confidence in the safety of its former chlorpyrifos products, in certain circumstances the company may settle when determined to be in the best interest of the company.

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

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2021, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company recorded a liability for its share of the settlement, with a charge to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, during the year ended December 31, 2020, and paid $27 million during the nine months ended September 30, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL.

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

New Jersey. At September 30, 2021, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Delaware. On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, the companies will collectively pay $50 million to fund environmental projects, including sampling and community environmental justice and equity grants, which shall be utilized to fund the Natural Resources and Sustainability Trust (the “NRST Trust”). If the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the NRST Trust (“Supplemental Payment”) in an amount equal to such other states’ recovery in excess of $50 million. Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement with Chemours bearing responsibility for 50%, or $25 million, of the $50 million payment due to the NRST and DuPont and Corteva each bearing $12.5 million of the remaining amount. As of September 30, 2021, an accrual has been established in relation to this settlement and during the nine months ended September 30, 2021, the company recorded a charge of $11 million to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Aqueous Firefighting Foams. Approximately 1,760 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 1,600 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams, while 96 are from municipal water districts. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. A schedule of initial trials is expected to be established in the second half of 2021.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prior to the separation of Chemours, EID introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

At September 30, 2021, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action with approximately 100 property owners near the Fayetteville Works facility, a complaint was filed against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

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

	As of September 30, 2021
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$156	$156	$266
Other discontinued or divested businesses obligations[1]	10	77	187

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	38	38	64

Environmental remediation liabilities not subject to indemnity	—	72	49

Indemnification liabilities related to the MOU[4]	9	111	20
Total	$213	$454	$586
1.Represents liabilities that are subject to the $200 million thresholds and sharing arrangements as discussed on page 24, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $40 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balances includes $67 million for remediation of Superfund sites.
4.Represents liabilities that are subject to the $150 million thresholds and sharing agreements as discussed on page 23, under the header "Chemours / Performance Chemicals."

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company purchased and retired 1,167,000 shares during the three months ended September 30, 2021 in the open market for a total cost of $50 million.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan").

In connection with the 2019 Share Buyback Plan, the company purchased and retired 3,408,000 shares and 15,378,000 shares, respectively, in the open market for a total cost of $150 million and $700 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the company purchased and retired 1,160,000 shares and 3,025,000 shares, respectively, in the open market for a total cost of $33 million and $83 million, respectively. Purchases under the 2019 Share Buyback Plan are now complete with the third quarter 2021 activity noted above.

Shares repurchased pursuant to Corteva's share buyback plans are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to APIC. When Corteva has retained earnings, the excess is charged entirely to retained earnings.

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

Below is a summary of the EID Preferred Stock at September 30, 2021, December 31, 2020, and September 30, 2020, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)
Other comprehensive (loss) income before reclassifications	(507)	(23)	(10)	2	—	(538)
Amounts reclassified from accumulated other comprehensive loss	—	7	4	1	—	12
Net other comprehensive (loss) income	(507)	(16)	(6)	3	—	(526)
Balance September 30, 2020	$(2,451)	$(14)	$(1,253)	$(78)	$—	$(3,796)
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive (loss) income before reclassifications	(424)	115	(6)	1	3	(311)
Amounts reclassified from accumulated other comprehensive loss	—	(8)	32	(475)	7	(444)
Net other comprehensive (loss) income	(424)	107	26	(474)	10	(755)
Balance September 30, 2021	$(2,394)	$40	$(1,407)	$116	$—	$(3,645)
1.The cumulative translation adjustment loss for the nine months ended September 30, 2021 was primarily driven by strengthening of the USD against the European Euro ("EUR"), Swiss Franc ("CHF") and Brazilian Real ("BRL"). The cumulative translation adjustment loss for the nine months ended September 30, 2020 was primarily driven by strengthening of the USD against the Brazilian Real ("BRL") and the South African Rand ("ZAR") against the USD.

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative instruments	$(12)	$4	$(37)	$6
Pension benefit plans - net	(3)	—	(8)	(3)
Other benefit plans - net	51	—	148	—
Benefit from (provision for) income taxes related to other comprehensive (loss) income items	$36	$4	$103	$3

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative Instruments[1]:	$6	$(22)	$(9)	$13
Tax (benefit) expense[2]	(1)	3	1	(6)
After-tax	$5	$(19)	$(8)	$7
Amortization of pension benefit plans:
Prior service benefit[3,4]	$—	$—	$(1)	$(1)
Actuarial losses[3,4]	14	1	41	3
Settlement loss[3,4]	—	—	1	3
Total before tax	$14	$1	$41	$5
Tax benefit[2]	(3)	—	(9)	(1)
After-tax	$11	$1	$32	$4
Amortization of other benefit plans:
Prior service benefit[3,4]	$(231)	$—	$(692)	$—
Actuarial gains[3,4]	23	1	70	1
Curtailment gain	—	—	(1)	—
Total before tax	$(208)	$1	$(623)	$1
Tax expense[2]	51	—	148	—
After-tax	$(157)	$1	$(475)	$1
Unrealized Loss on Investments[4]	$—	$—	$7	$—
Tax benefit[2]	—	—	—	—
After-tax	$—	$—	$7	$—
Total reclassifications for the period, after-tax	$(141)	$(17)	$(444)	$12
1.Reflected in cost of goods sold in the interim Consolidated Statements of Operations.
2.Reflected in (benefit from) provision for income taxes from continuing operations in the interim Consolidated Statements of Operations.
3.These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit credit of the company's pension and other benefit plans. See Note 15 - Pension Plans and Other Post Employment Benefits, for additional information.
4.Reflected in other income - net in the interim Consolidated Statements of Operations.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic (credit) benefit cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Defined Benefit Pension Plans:
Service cost	$7	$6	$19	$19
Interest cost	91	139	273	420
Expected return on plan assets	(228)	(250)	(686)	(750)
Amortization of unrecognized loss	14	1	41	3
Amortization of prior service benefit	—	—	(1)	(1)
Settlement loss	—	—	1	3
Net periodic (credit) benefit cost	$(116)	$(104)	$(353)	$(306)
Other Post Employment Benefits:
Service cost	$1	$—	$1	$1
Interest cost	5	16	16	49
Amortization of unrecognized loss	23	1	70	1
Amortization of prior service benefit	(231)	—	(692)	—
Curtailment gain	—	—	(1)	—
Net periodic (credit) benefit cost	$(202)	$17	$(606)	$51

NOTE 16 - FINANCIAL INSTRUMENTS

At September 30, 2021, December 31, 2020 and September 30, 2020, the company had $2,108 million, $2,511 million and $1,986 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; and $103 million, $43 million and $152 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, of held-to-maturity securities (primarily time deposits) classified as marketable securities in the interim Consolidated Balance Sheets as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2020, the company had $226 million of available-for-sale debt securities classified as marketable securities in the interim Consolidated Balance Sheet.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	$1,227	$1,164	$770
Commodity contracts	$262	$383	$51
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,164	$647	$924
Commodity contracts	$7	$—	$—

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$73	$(16)	$(16)	$2
Additions and revaluations of derivatives designated as cash flow hedges	(10)	10	93	(34)
Clearance of hedge results to earnings	(4)	(2)	(18)	24
Ending balance	$59	$(8)	$59	$(8)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2021, an after-tax net gain of $50 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$(21)	$19	$(17)	$—
Additions and revaluations of derivatives designated as cash flow hedges	8	4	3	23
Clearance of hedge results to earnings	9	(17)	10	(17)
Ending balance	$(4)	$6	$(4)	$6

At September 30, 2021, an after-tax net loss of $11 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$20	$—	$20
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	37	(23)	14
Total asset derivatives		$57	$(23)	$34

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	31	(23)	8
Total liability derivatives		$40	$(23)	$17

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$15	$—	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	40	(40)	—
Total asset derivatives		$55	$(40)	$15

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	97	(40)	57
Total liability derivatives		$135	$(40)	$95

		September 30, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$24	$—	$24
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	101	(75)	26
Commodity contracts	Other current assets	1	—	1
Total asset derivatives		$126	$(75)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$12	$—	$12
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	84	(69)	15
Commodity contracts	Accrued and other current liabilities	1	—	1
Total liability derivatives		$97	$(69)	$28
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$10	$(20)	$24	$(16)
Cash flow hedges:
Foreign currency contracts	18	4	12	27
Commodity contracts	(11)	14	117	(46)
Total derivatives designated as hedging instruments	$17	$(2)	$153	$(35)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(10)	$19	$(11)	$19
Commodity contracts[2]	4	3	20	(32)
Total derivatives designated as hedging instruments	$(6)	$22	$9	$(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$34	$(6)	$—	$173
Foreign currency contracts[2]	12	3	(16)	19
Commodity contracts[2]	(1)	—	(18)	9
Total derivatives not designated as hedging instruments	45	(3)	(34)	201
Total derivatives	$39	$19	$(25)	$188
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Consolidated Statements of Operations.
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

The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2021:

Investing Results	Nine Months Ended September 30,
(In millions)	2021
Proceeds from sales of available-for-sale securities	$226
Gross realized losses	$(7)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

September 30, 2021	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$103
Derivatives relating to:[2]
Foreign currency	—	57
Equity securities[3]	75	—
Total assets at fair value	$75	$160
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	—	40
Total liabilities at fair value	$—	$40

December 31, 2020	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$43
Debt securities:
U.S. treasuries[1]	226	—
Derivatives relating to:[2]
Foreign currency	—	55
Total assets at fair value	$226	$98
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	—	135
Total liabilities at fair value	$—	$135

September 30, 2020	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Marketable securities	$152
Derivatives relating to:[2]
Foreign currency	125
Commodity contracts	1
Total assets at fair value	$278
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	96
Commodity contracts	1
Total liabilities at fair value	$97
1.    The company's investments in debt securities, which are available-for-sale, are included in "marketable securities" in the interim Consolidated Balance Sheets.
2. See Note 16 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.
3. The company's equity securities are included in other assets in the interim Consolidated Balance Sheets.

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

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2021
Net sales	$738	$1,633	$2,371
Segment operating EBITDA	$(217)	$206	$(11)
Segment assets[1]	$23,701	$12,539	$36,240

2020
Net sales	$523	$1,340	$1,863
Segment operating EBITDA	$(282)	$130	$(152)
Segment assets[1]	$24,372	$12,593	$36,965
1.    Segment assets at December 31, 2020 were $23,751 million and $13,099 million for Seed and Crop Protection, respectively.

For the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2021
Net sales	$7,010	$5,166	$12,176
Segment operating EBITDA	$1,523	$897	$2,420

2020
Net sales	$6,516	$4,494	$11,010
Segment operating EBITDA	$1,255	$677	$1,932

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations after income taxes	$36	$(390)	$1,667	$657
(Benefit from) provision for income taxes on continuing operations	(28)	(117)	434	88
Income (loss) from continuing operations before income taxes	8	(507)	2,101	745
Depreciation and amortization	309	285	926	868
Interest income	(19)	(11)	(58)	(38)
Interest expense	8	11	22	35
Exchange (gains) losses - net	(2)	67	47	127
Non-operating benefits - net	(315)	(73)	(941)	(237)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[1]	(19)		3
Significant items	(21)	49	214	351
Corporate expenses	40	27	106	81
Segment operating EBITDA	$(11)	$(152)	$2,420	$1,932
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and nine months ended September 30, 2020, the unrealized mark-to-market (loss) gain was $(8) million and $19 million, respectively. Refer to page 57 for further discussion of the company’s Non-GAAP financial measures.

Segment assets to total assets (in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Total segment assets	$36,240	$36,850	$36,965
Corporate assets	4,882	5,799	4,725
Total assets	$41,122	$42,649	$41,690

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2021 and 2020, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2021
Restructuring and Asset Related Charges - Net [1]	$(9)	$(8)	$(9)	$(26)
Equity securities mark-to-market gain	47	—	—	47
Total	$38	$(8)	$(9)	$21

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(9)	$(40)	$—	$(49)
Total	$(9)	$(40)	$—	$(49)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2021
Restructuring and Asset Related Charges - Net [1]	$(145)	$(51)	$(65)	$(261)
Equity securities mark-to-market gain	47	—	—	47
Total	$(98)	$(51)	$(65)	$(214)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2020
Restructuring and Asset Related Charges - Net [1]	$(154)	$(98)	$(46)	$(298)
Loss on Divestiture[2]	—	(53)	—	(53)
Total	$(154)	$(151)	$(46)	$(351)
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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (ii) failure to successfully develop and commercialize Corteva’s pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) effect of competition and consolidation in Corteva’s industry; (vi) effect of competition from manufacturers of generic products; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of climate change and unpredictable seasonal and weather factors; (ix) risks related to oil and commodity markets; (x) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xi) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiii) effect of volatility in Corteva’s input costs; (xiv) failure to realize the anticipated benefits of the internal reorganizations taken by DowDuPont in connection with the spin-off of Corteva and other cost savings initiatives; (xv) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xvi) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xvii) increases in pension and other post-employment benefit plan funding obligations; (xviii) risks related to the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xix) effect of compliance with laws and requirements and adverse judgments on litigation; (xx) risks related to Corteva’s global operations; (xxi) failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions; (xxii) risks related to COVID-19; (xxiii) risks related to activist stockholders; (xxiv) Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (xxv) effect of counterfeit products; (xxvi) Corteva’s dependence on intellectual property cross-license agreements; (xxvii) other risks related to the separation from DowDuPont; (xxviii) risks related to the Biden executive order Promoting Competition in the American Economy; and (xxix) risks associated with our CEO transition.

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

Global Economic Conditions
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

As COVID-19 becomes more contained, a rebound in economic activity has occurred, although varying regionally depending on government policies and regulations and the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments, vaccination rates, and the ability of COVD-19 variants to overcome containment efforts, available vaccines, and medical treatments. These varying levels of recovery have created a misalignment of supply and demand for labor, transportation and logistic services, energy, raw materials and other inputs, which have been exasperated in certain regions by one-time events, including extreme weather events. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. These alterations or modifications may impact the company's business, including the effects on its customers, employees, and prospects, or on its financial results through 2022. With the ongoing volatility in global markets, the company will continue to monitor various factors that could impact earnings and cash flows of the business, including, but not limited to the inflation of, or unavailability of raw material inputs and transportation and logistics services, currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

2021 Restructuring Actions
On February 1, 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $150 million, comprised of approximately $65 million of severance and related benefit costs, $35 million of asset related charges, $10 million of asset retirement obligations and $40 million of costs related to contract terminations (contract terminations includes early lease terminations). Future cash payments related to this charge are anticipated to be approximately $75 million, primarily related to the payment of severance and related benefits, asset retirement obligations, and costs related to contract terminations. The restructuring actions associated with this charge are expected to be substantially complete in 2021.

During the nine months ended September 30, 2021, the company recorded pre-tax charges of $127 million, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations, primarily related to severance and related benefit costs and asset related charges and contract termination charges.

The 2021 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $70 million of savings on a run rate basis by 2023. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company purchased and retired 1,167,000 shares during the three months ended September 30, 2021 in the open market for a total cost of $50 million.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company purchased and retired 3,408,000 shares and 15,378,000 shares during the three and nine months ended September 30, 2021, respectively, in the open market for a total cost of $150 million and $700 million, respectively. During the three and nine months ended September 30, 2020, the company purchased and retired 1,160,000 shares and 3,025,000 shares, respectively, in the open market for a total cost of $33 million and $83 million, respectively.

Overview

The following is a summary of results from continuing operations for the three months ended September 30, 2021:

•The company reported net sales of $2,371 million, up 27 percent versus the same quarter last year, reflecting a 17 percent increase in volume, a 7 percent increase in price and a 3 percent favorable impact from currency.

•Cost of goods sold ("COGS") totaled $1,558 million in the third quarter of 2021, up from $1,297 million in the third quarter of 2020, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $26 million in the third quarter of 2021, a decrease from $49 million in the third quarter of 2020. The charges for the three months ended September 30, 2021 primarily relate to $17 million related to severance and related benefit costs and asset related charges associated with 2021 Restructuring Actions and $5 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•The provision for income taxes on continuing operations for the three months ended September 30, 2021 includes net tax benefits of $32 million associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a $22 million tax benefit associated with U.S. research and development tax credits.

•Income (loss) from continuing operations after income taxes was $36 million, as compared to $(390) million in the same quarter last year.

•Operating EBITDA was $(51) million for the three months ended September 30, 2021, improved from a loss of $(179) million for the three months ended September 30, 2020 primarily driven by volume gains, strong price execution, and lower bad debt expense which more than offset cost headwinds. The company experienced cost headwinds in the quarter including higher input costs, freight and logistics, which are primarily market-driven. The headwinds are partially offset by the company's ongoing execution on its productivity programs. Refer to page 57 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the nine months ended September 30, 2021:

•The company reported net sales of $12,176 million, up 11 percent versus the same period last year, reflecting a 6 percent increase in volume, a 3 percent increase in price and a 2 percent favorable impact from currency.

•COGS totaled $6,988 million in the nine months ended September 30, 2021, up from $6,395 million in the nine months ended September 30, 2020, primarily driven by higher input costs, freight and logistics, which are primarily market-driven, and increased volumes, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $261 million in the nine months ended September 30, 2021, a decrease from $298 million in the nine months ended September 30, 2020. The charges for the nine months ended September 30, 2021 primarily relate to $127 million related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Activities and $124 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•The provision for income taxes on continuing operations for the nine months ended September 30, 2021 includes net tax benefits of $58 million associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a $22 million tax benefit associated with U.S. research and development tax credits.

•Income from continuing operations after income taxes was $1,667 million, as compared to $657 million in the same period last year.

•Operating EBITDA was $2,314 million, up from $1,851 million for the nine months ended September 30, 2020, primarily driven by continued penetration of new products, strong price execution, volume gains, favorable mix, and a favorable impact from currency, which more than offset cost headwinds. The company experienced cost headwinds, including higher input costs, freight and logistics, which are primarily market-driven. The headwinds are partially offset by the company’s ongoing execution on its productivity programs. Refer to page 57 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the nine months ended September 30, 2021:

•The company returned approximately $1 billion to shareholders during the nine months ended September 30, 2021 under its previously announced share repurchase programs and through common stock dividends.

Selected Financial Data

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$2,371	$1,863	$12,176	$11,010

Cost of goods sold	$1,558	$1,297	$6,988	$6,395
Percent of net sales	66%	70%	57%	58%

Research and development expense	$297	$284	$871	$837
Percent of net sales	13%	15%	7%	8%

Selling, general and administrative expenses	$672	$597	$2,403	$2,319
Percent of net sales	28%	32%	20%	21%

Effective tax rate on continuing operations	(350.0)%	23.1%	20.7%	11.8%

Income (loss) from continuing operations after income taxes	$36	$(390)	$1,667	$657

Income (loss) from continuing operations available to Corteva common stockholders	$34	$(392)	$1,659	$639

Basic earnings (loss) per share of common stock from continuing operations	$0.05	$(0.52)	$2.25	$0.85
Diluted earnings (loss) per share of common stock from continuing operations	$0.05	$(0.52)	$2.23	$0.85

Results of Operations

Net Sales
Net sales were $2,371 million and $1,863 million for the three months ended September 30, 2021 and 2020, respectively. The increase, led by Latin America and North America, was primarily driven by a 17 percent increase in volume versus the prior period. Volume increases were driven by continued penetration of new technology and strong execution globally. Price and currency represented increases of 7 percent and 3 percent, respectively.

	Three Months Ended September 30,
	2021		2020
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$2,371	100%	$1,863	100%
North America[1]	590	25%	487	26%
EMEA[2]	390	17%	315	17%
Latin America	1,097	46%	805	43%
Asia Pacific	294	12%	256	14%

	Q3 2021 vs. Q3 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$103	21%	9%	11%	1%	—%
EMEA[2]	75	24%	2%	17%	5%	—%
Latin America	292	36%	11%	20%	5%	—%
Asia Pacific	38	15%	—%	16%	1%	(2)%
Total	$508	27%	7%	17%	3%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $12,176 million and $11,010 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by a 6 percent increase in volume versus the prior year period. Gains in both segments were primarily driven by ongoing penetration of new technology. Price and currency represented increases of 3 percent and 2 percent, respectively. Higher prices reflect ongoing execution on a price-for-value strategy globally and pricing for higher raw material and logistical costs.

	Nine Months Ended September 30,
	2021		2020
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$12,176	100%	$11,010	100%
North America[1]	6,175	51%	5,818	53%
EMEA[2]	2,702	22%	2,425	22%
Latin America	2,203	18%	1,754	16%
Asia Pacific	1,096	9%	1,013	9%

	Nine Months 2021 vs. Nine Months 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$357	6%	1%	4%	1%	—%
EMEA[2]	277	11%	4%	3%	4%	—%
Latin America	449	26%	10%	17%	(1)%	—%
Asia Pacific	83	8%	2%	5%	3%	(2)%
Total	$1,166	11%	3%	6%	2%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $1,558 million (66 percent of net sales) and $1,297 million (70 percent of net sales) for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by increased volumes in both seed and crop protection, higher input costs, freight and logistics, which are primarily market-driven, and unfavorable currency, partially offset by ongoing cost and productivity actions. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

COGS was $6,988 million (57 percent of net sales) and $6,395 million (58 percent of net sales) for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by higher input costs, freight and logistics, which are primarily market-driven, increased volumes in both seed and crop protection, and unfavorable currency, partially offset by ongoing cost and productivity actions.

Research and Development Expense
R&D expense was $297 million (13 percent of net sales) and $284 million (15 percent of net sales) for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by increases in contract labor, variable compensation and unfavorable currency, partially offset by lower salaries and ongoing cost and productivity actions.

R&D expense was $871 million (7 percent of net sales) and $837 million (8 percent of net sales) for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by increases in contract labor and field supplies, increases in variable compensation, and unfavorable currency, partially offset by lower salaries and ongoing cost and productivity actions.

Selling, General and Administrative Expenses
SG&A expenses were $672 million (28 percent of net sales) and $597 million (32 percent of net sales) for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by increases in commission expense and variable compensation and unfavorable currency, partially offset by lower bad debt expense and ongoing cost and productivity actions.

SG&A expenses were $2,403 million (20 percent of net sales) and $2,319 million (21 percent of net sales) for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by increases in commission expense and variable compensation, and unfavorable currency, partially offset by a decrease in bad debt expense, lower functional spend and ongoing cost and productivity actions.

Amortization of Intangibles
Intangible asset amortization was $180 million and $162 million for the three months ended September 30, 2021 and 2020, respectively, and $543 million and $501 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by amortization of the trade name asset that was changed from indefinite lived intangible asset to definite lived in the fourth quarter of 2020. See Note 11 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $26 million and $49 million for the three months ended September 30, 2021 and 2020, respectively. The charges in the third quarter of 2021 primarily relate to severence and related benefit costs and asset related charges associated with 2021 Restructuring Actions and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits under the Execute to Win Productivity Program.

The charges in the third quarter of 2020 related to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and asset related charges under both the Execute to Win Productivity Program and the DowDuPont Cost Synergy Program (the "Synergy Program").

Restructuring and asset related charges - net were $261 million and $298 million for the nine months ended September 30, 2021 and 2020, respectively. The charges during the nine months ended September 30, 2021 primarily related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits under the Execute to Win Productivity Program.

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

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Other Income - Net
Other income - net was $378 million and $30 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in non-operating pension and other post-employment benefit credit, driven by the
December 2020 OPEB plan amendments as discussed in the 2020 Annual Report, a mark-to-market gain recognized relating to equity securities, and a net exchange gain during the three months ended September 30, 2021 compared to a net exchange loss during the three months ended September 30, 2020.

Other income - net was $1,013 million and $120 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in non-operating pension and other post-employment benefit credit, driven by the
December 2020 OPEB plan amendments as discussed in the 2020 Annual Report, mark-to-market gains recognized relating to equity securities, and a decrease in net exchange losses. In addition, Other income - net for the nine months ended September 30, 2020 includes a $(53) million loss on the sale of the La Porte site.
The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in (benefit from) provision for income taxes on continuing operations in the interim Consolidated Statement of Operations.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $8 million and $11 million for the three months ended September 30, 2021 and 2020, respectively. The change was primarily driven by lower average short-term borrowings and lower interest rates.

Interest expense was $22 million and $35 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily driven by lower average short-term borrowings and lower interest rates, partially offset by higher average long-term borrowings.

Benefit from (Provision for) Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(28) million for the three months ended September 30, 2021 on pre-tax income from continuing operations of $8 million, resulting in an effective tax rate of (350.0) percent. The effective tax rate was favorably impacted by $32 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a $22 million tax benefit associated with U.S. research and development tax credits. The favorable impacts were partially offset by unfavorable geographic mix of earnings.

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
The company’s provision for income taxes on continuing operations was $434 million for the nine months ended September 30, 2021 on pre-tax income from continuing operations of $2,101 million, resulting in an effective tax rate of 20.7 percent. The effective tax rate was favorably impacted by $58 million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a $22 million tax benefit associated with U.S. research and development tax credits. The favorable impacts were partially offset by unfavorable geographic mix of earnings, as well as the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions.

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

(Loss) Income from Discontinued Operations After Tax
(Loss) income from discontinued operations after tax was $(4) million and ($59) million for the three and nine months ended September 30, 2021, respectively, and $0 million and $1 million for the three and nine months ended September 30, 2020. The three and nine months ended September 30, 2021 primarily reflects charges relating to PFAS environmental remediation activities for legacy operations at the Fayetteville Works facility and the settlement with the State of Delaware for PFAS related natural resource damage claims. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $19 million and $30 million for the three months ended September 30, 2021 and 2020, respectively, and $61 million and $117 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily driven by the items noted on page 49, under the header "Interest Expense," and by lower average borrowings on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information.

(Benefit from) Provision for Income Taxes on Continuing Operations
EID’s benefit from income taxes on continuing operations was $(30) million for the three months ended September 30, 2021 on pre-tax loss from continuing operations of $(3) million, resulting in an effective tax rate of 1,000.0 percent. EID’s benefit from income taxes on continuing operations was $(122) million for the three months ended September 30, 2020 on pre-tax loss from continuing operations of $(526) million, resulting in an effective tax rate of 23.2 percent.

EID’s provision for income taxes on continuing operations was $425 million for the nine months ended September 30, 2021 on pre-tax income from continuing operations of $2,062 million, resulting in an effective tax rate of 20.6 percent. EID’s provision for income taxes on continuing operations was $68 million for the nine months ended September 30, 2020 on pre-tax income from continuing operations of $663 million, resulting in an effective tax rate of 10.3 percent.

EID’s effective tax rates for the three and nine months ended September 30, 2021 and 2020 were driven by the items noted on page 49, under the header “(Benefit from) Provision for Income Taxes on Continuing Operations” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information.

Corporate Outlook
The company is increasing its net sales and Operating Earnings Per Share outlook for 2021. Net sales is now expected to be in the range of $15.5 billion and $15.7 billion and Operating Earnings EPS is now expected to be in the range of $2.05 and $2.15 per share for the full year 2021. Additionally, the company is affirming its previous Corporate Outlook on Operating EBITDA, which is expected to be in the range of $2.5 billion and $2.6 billion for the full year 2021.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 58 for Significant Items recorded in the three and nine months ended September 30, 2021 and 2020).

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2021 compared with the same period in 2020. The company defines segment operating EBITDA as earnings (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating costs-net, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating costs-net consists of non-operating pension and other post-employment benefit (OPEB) credits, tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Beginning January 1, 2021, the company excludes net unrealized gains or losses from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. See Note 18 - Segment Information, to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income from continuing operations after income taxes for the three and nine months ended September 30, 2021 and 2020 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net sales	$738	$523	$7,010	$6,516
Segment operating EBITDA	$(217)	$(282)	$1,523	$1,255

Seed	Q3 2021 vs. Q3 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$71	73%	38%	33%	2%	—%
EMEA	36	31%	4%	18%	9%	—%
Latin America	88	36%	23%	9%	4%	—%
Asia Pacific	20	32%	(1)%	33%	—%	—%
Total	$215	41%	19%	18%	4%	—%

Seed	Q3 2021 vs. Q3 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$134	44%	23%	17%	4%	—%
Soybeans	41	35%	20%	11%	4%	—%
Other oilseeds	32	52%	6%	44%	2%	—%
Other	8	19%	8%	9%	2%	—%
Total	$215	41%	19%	18%	4%	—%

Seed	Nine Months 2021 vs. Nine Months 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$192	4%	—%	3%	1%	—%
EMEA	136	11%	5%	3%	3%	—%
Latin America	174	26%	14%	16%	(4)%	—%
Asia Pacific	(8)	(3)%	1%	(5)%	1%	—%
Total	$494	8%	3%	4%	1%	—%

Seed	Nine Months 2021 vs. Nine Months 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$281	7%	4%	2%	1%	—%
Soybeans	112	8%	—%	7%	1%	—%
Other oilseeds	132	25%	4%	18%	3%	—%
Other	(31)	(8)%	(4)%	(5)%	1%	—%
Total	$494	8%	3%	4%	1%	—%

Seed
Seed net sales were $738 million in the third quarter of 2021, up 41 percent from $523 million in the third quarter of 2020. The increase was due to a 19 percent increase in price, an 18 percent increase in volume, and a 4 percent favorable impact from currency.

The increase in price was led by strong execution in Latin America coupled with fewer corn replant units in North America. Higher volumes were driven by lower corn and cotton returns in North America, coupled with higher other seed sales in India. These volume gains were partially offset by robust early demand for corn in Latin America and an early settlement of the canola season in Canada, which shifted approximately $80 million of sales into the second quarter. Favorable currency impacts were primarily driven by the South African Rand and the Brazilian Real.

Segment operating EBITDA was $(217) million in the third quarter of 2021, up 23 percent from $(282) million in the third quarter of 2020. Continued price execution, higher volumes, lower royalties, and ongoing cost and productivity actions more than offset higher costs including commodity costs and SG&A.

Seed net sales were $7,010 million for the first nine months of 2021, up 8 percent from $6,516 million for the first nine months of 2020. The increase was due to a 4 percent increase in volume, a 3 percent increase in price and a 1 percent favorable impact from currency.

The increase in volume was driven by higher soybean and corn sales in North America, market share gains in Brazil Safrinha, and canola growth in Canada. Price gains were driven by strong adoption of new Seed technology and price execution in Latin America and EMEA, with corn price up 4 percent globally. These gains were partially offset by competitive pricing pressure in North America soybeans, where price was down 3 percent. Favorable currency impacts primarily from the Canadian Dollar and the Euro more than offset unfavorable impacts from the Brazilian Real.

Segment operating EBITDA was $1,523 million for the first nine months of 2021, up 21 percent from $1,255 million for the first nine months of 2020. Continued price execution, volume gains, lower royalties, ongoing cost and productivity actions, and lower bad debt expense more than offset higher input costs and higher freight and warehousing costs. Segment Operating EBITDA margin improved by more than 240 basis points versus the prior-year period.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net sales	$1,633	$1,340	$5,166	$4,494
Segment Operating EBITDA	$206	$130	$897	$677

Crop Protection	Q3 2021 vs. Q3 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$32	8%	2%	6%	—%	—%
EMEA	39	20%	1%	16%	3%	—%
Latin America	204	36%	5%	26%	5%	—%
Asia Pacific	18	9%	—%	10%	2%	(3)%
Total	$293	22%	3%	16%	3%	—%

Crop Protection	Q3 2021 vs. Q3 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$199	34%	7%	24%	3%	—%
Insecticides	21	5%	—%	3%	2%	—%
Fungicides	78	30%	3%	23%	5%	(1)%
Other	(5)	(5)%	(10)%	4%	1%	—%
Total	$293	22%	3%	16%	3%	—%

Crop Protection	Nine Months 2021 vs. Nine Months 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$165	11%	3%	7%	1%	—%
EMEA	141	12%	2%	4%	6%	—%
Latin America	275	25%	7%	18%	—%	—%
Asia Pacific	91	13%	2%	9%	5%	(3)%
Total	$672	15%	4%	9%	3%	(1)%

Crop Protection	Nine Months 2021 vs. Nine Months 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$422	18%	4%	11%	3%	—%
Insecticides	43	4%	3%	(1)%	2%	—%
Fungicides	197	28%	4%	22%	5%	(3)%
Other	10	4%	(3)%	7%	—%	—%
Total	$672	15%	4%	9%	3%	(1)%

Crop Protection
Crop protection net sales were $1,633 million in the third quarter of 2021, up 22 percent from $1,340 million in the third quarter of 2020. The increase was due to a 16 percent increase in volume, 3 percent increase in price, and a 3 percent favorable impact from currency.

Volume growth was driven by continued penetration of new products, including IsoclastTM insecticide and ArylexTM herbicide, coupled with strong customer demand and an accelerated start to the season in Latin America, which shifted an estimated $100 million in sales from the fourth quarter. Gains were partially offset by an approximate $70 million impact from the decision to phase out select low-margin products. The increase in price was driven by gains in Latin America. Favorable currency impacts were primarily from the Brazilian Real.

Segment operating EBITDA was $206 million in the third quarter of 2021, up 58 percent from $130 million in the third quarter of 2020. Volume gains from new products, favorable mix, productivity actions, and continued pricing execution more than offset higher costs, including raw materials and SG&A.

Crop protection net sales were $5,166 million for the first nine months of 2021, up 15 percent from $4,494 million for the first nine months of 2020. The increase was due to a 9 percent increase in volume, a 4 percent increase in price and a 3 percent favorable impact from currency, partially offset by a 1 percent unfavorable portfolio impact.

Volume growth was led by continued penetration of new products, including ArylexTM herbicide and Isoclast™ insecticide. These volume gains were partially offset by an approximate $200 million impact from our decision to phase out select low-margin products. The increase in price was largely driven by gains in Latin America and North America, including pricing for higher raw material and logistical costs. Favorable currency impacts were primarily from the Euro. The portfolio impact was driven by prior-year divestitures in Asia Pacific.

Segment operating EBITDA was $897 million for the first nine months of 2021, up 32 percent from $677 million for the first nine months of 2020. Continued penetration of new products, favorable mix, ongoing cost and productivity actions, and a favorable impact from currency more than offset higher input costs, including raw material and logistics costs. Segment Operating EBITDA margin improved by more than 230 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations after income taxes (GAAP)	$36	$(390)	$1,667	$657
(Benefit from) provision for income taxes on continuing operations	(28)	(117)	434	88
Income (loss) from continuing operations before income taxes (GAAP)	8	(507)	2,101	745
Depreciation and amortization	309	285	926	868
Interest income	(19)	(11)	(58)	(38)
Interest expense	8	11	22	35
Exchange (gains) losses - net	(2)	67	47	127
Non-operating benefits - net	(315)	(73)	(941)	(237)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[1]	(19)		3
Significant items charge	(21)	49	214	351
Operating EBITDA (Non-GAAP)	$(51)	$(179)	$2,314	$1,851
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and nine months ended September 30, 2020, the unrealized mark-to-market (loss) gain was $(8) million and $19 million, respectively.

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Restructuring and asset related charges - net	$(26)	$(49)	$(261)	$(298)
Equity securities mark-to-market gain	47	—	47	—
Loss on divestiture	—	—	—	(53)
Total pretax significant items benefit (charge)	21	(49)	(214)	(351)
Total tax (provision) benefit impact of significant items[1]	(4)	22	47	81
Tax only significant item benefit[2]	—	—	—	10
Total significant items benefit (charge), after tax	$17	$(27)	$(167)	$(260)
1.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
2.The tax only significant item benefits for the nine months ended September 30, 2020 are primarily related to a benefit due to an elective change in accounting method that alters the 2019 impact of the business separation on The Act's foreign tax provisions and a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating (Loss) Earnings and Operating (Loss) Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to Corteva (GAAP)	$34	$(392)	$1,659	$639
Less: Non-operating benefits - net, after tax	242	56	716	180
Less: Amortization of intangibles (existing as of Separation), after tax	(140)	(126)	(423)	(377)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax[1]	15		(2)
Less: Significant items benefit (charge), after tax	17	(27)	(167)	(260)
Operating (Loss) Earnings (Non-GAAP)	$(100)	$(295)	$1,535	$1,096

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$0.05	$(0.52)	$2.23	$0.85
Less: Non-operating benefits - net, after tax	0.33	0.08	0.96	0.24
Less: Amortization of intangibles (existing as of Separation), after tax	(0.18)	(0.17)	(0.57)	(0.50)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax[1]	0.02		—
Less: Significant items benefit (charge), after tax	0.02	(0.04)	(0.22)	(0.35)
Operating (Loss) Earnings Per Share (Non-GAAP)	$(0.14)	$(0.39)	$2.06	$1.46
Diluted Shares Outstanding (in millions)	739.5	749.5	744.0	752.0
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and nine months ended September 30, 2020, the unrealized mark-to-market (loss) gain was $(8) million and $19 million, respectively.

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2020 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2021.

(In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Cash, cash equivalents and marketable securities	$2,882	$3,795	$2,920
Total debt	$2,473	$1,105	$3,244

The company's cash, cash equivalents and marketable securities at September 30, 2021, December 31, 2020, and September 30, 2020 were $2,882 million, $3,795 million and $2,920 million, respectively. Total debt at September 30, 2021, December 31, 2020, and September 30, 2020 was $2,473 million, $1,105 million, and $3,244 million, respectively. The increase in debt balances from December 31, 2020 was primarily due to funding the company’s seasonal working capital needs and capital expenditures. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, and pension obligations. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $6.4 billion at September 30, 2021, December 31, 2020, and September 30, 2020, respectively, in committed and uncommitted unused credit lines. In addition to the unused credit facilities, the company has a $1 billion 2021 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and nondiscretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding Corteva's costs and expenses.

In March 2020, the company drew down $500 million under the three year revolving credit facility to finance its short term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic, and repaid that borrowing in full in June 2020. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2021 the company was in compliance with these covenants.

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

The company's cash, cash equivalents and marketable securities at September 30, 2021, December 31, 2020, and September 30, 2020 are $2.9 billion, $3.8 billion, and $2.9 billion respectively, of which $2.7 billion, $3.1 billion, and $2.6 billion at September 30, 2021, December 31, 2020, and September 30, 2020, respectively, was held by subsidiaries in foreign countries, including United States territories. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At September 30, 2021, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash used for operating activities was $819 million for the nine months ended September 30, 2021 compared to $1,237 million for the nine months ended September 30, 2020. The change in cash used for operating activities was driven by higher earnings.

Cash used for investing activities was $201 million for the nine months ended September 30, 2021 compared to $445 million for the nine months ended September 30, 2020. The change was primarily due to lower purchases of investments and proceeds of marketable securities, partially offset by higher capital expenditures. The company is affirming its expected capital expenditures of $600-$650 million, which reflects increases in costs for materials used in various capital expenditures and capacity expansion projects due in part to inflation and the rising demand from the economic recovery from the lifting of COVID-19 pandemic restrictions and government stimulus in some regions, while the supply for certain materials have not returned to pre-pandemic levels.

Cash provided by financing activities was $365 million for the nine months ended September 30, 2021 compared to $2,695 million for the nine months ended September 30, 2020. The change was primarily due to lower borrowings partially offset by higher repurchases of Corteva common stock.

In January 2021, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on March 15, 2021, to the shareholders of record on March 1, 2021. In April 2021, the company's Board of Directors authorized a common stock dividend of $0.13 per share, payable on June 15, 2021, to the shareholders of record on May 14, 2021. In July 2021, the company’s Board of Directors approved an increase in the common stock dividend of $0.13 per share to $0.14 per share. In July 2021, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on September 15, 2021, to the shareholders of record on August 13, 2021. In October 2021, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on December 15, 2021, to the shareholders of record on November 12, 2021.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). In connection with the 2021 Share Buyback Plan, the company purchased and retired 1,167,000 shares during the three months ended September 30, 2021 in the open market for a total cost of $50 million.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2019 Share Buyback Plan”). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company repurchased and retired 3,408,000 shares and 15,378,000 during the three and nine months ended September 30, 2021, respectively, in the open market for a total cost of $150 million and $700 million, respectively. During the three and nine months ended September 30, 2020, the company purchased and retired 1,160,000 shares and 3,025,000 shares, respectively, in the open market for a total cost of $33 million and $83 million, respectively.

For the full year 2021, the company expects to repurchase at least $900 million under the share buyback plans discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

See Note 14 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plans.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash used for operating activities
EID’s cash used for operating activities was $838 million and $1,283 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily driven by the items noted on page 60, under the header, "Summary of Cash Flow" and lower interest on related party debt.

Cash provided by financing activities
EID’s cash provided by financing activities was $384 million for the nine months ended September 30, 2021 compared to $2,741 million for the nine months ended September 30, 2020. The change was primarily driven by lower proceeds from issuance of long-term debt and higher payments on long-term debt on related party debt.

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

As of September 30, 2021, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2021, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, employee, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DowDuPont.

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

Chlorpyrifos Lawsuits
As of September 30, 2021, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crop. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Chlorpyrifos Lawsuits” in Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses
As discussed below and in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DowDuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved.

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

Related to Corteva's current businesses

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EID's La Porte, Texas, facility. The release occurred at the site’s crop protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board (“CSB”) issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva responded to the CSB on September 30, 2019 outlining the actions it has taken to date to address the recommendations for the site and providing its plan to address the CSB’s remaining recommendations. After the conclusion of the CSB investigation, criminal U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") investigations related to the incident continued. On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. Corteva cooperated fully with the government’s investigation and continues to defend against these charges. The trial is currently scheduled for March 2022.

Related to legacy EID businesses unrelated to Corteva’s current businesses

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, EID began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's wastewater treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. In October 2021, EID settled with the EPA and DOJ and agreed to pay a civil penalty of $3.1 million and attorney's fees to the State of Texas. Corteva and DuPont will share the settlement costs and any future liabilities proportionally on the basis of 29% and 71%, respectively. The final consent decree is pending approval by the federal court, which is expected in November 2021.

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

Nebraska Department of Environment and Energy, AltEn Facility
The Environmental Protection Agency (“EPA”) and the Nebraska Department of the Environmental and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn, participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site.

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

On November 1, 2021, Charles Victor Magro replaced James C. Collins, Jr., as chief executive officer ("CEO") and as a director on the company’s board of directors. The departure of key leadership personnel, such as a CEO, can take from the company significant knowledge and experience. While this loss of knowledge and experience can be mitigated through successful transition, there can be no assurance that we will be successful in such efforts. Further, if the company’s new CEO formulates different or changed views, the future strategy and plans of the company may differ materially from those of the past. If the company does not successfully manage this transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2021:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Programs[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
July 2021	532,179	$42.84	532,179	$1,627
August 2021	2,119,790	44.15	2,119,790	1,533
September 2021	1,923,397	43.47	1,923,397	1,450
Total	4,575,366	$43.71	4,575,366	$1,450
1.    On August 5, 2021 and June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share and $1 billion share repurchase program, respectively, to purchase Corteva, Inc.'s common stock, par value $0.01 per share. The company's share buyback programs do not have an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

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

CORTEVA, INC.
(Registrant)

Date:	November 4, 2021

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	November 4, 2021

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net sales	$2,371	$1,863	$12,176	$11,010
Cost of goods sold	1,558	1,297	6,988	6,395
Research and development expense	297	284	871	837
Selling, general and administrative expenses	672	597	2,403	2,319
Amortization of intangibles	180	162	543	501
Restructuring and asset related charges - net	26	49	261	298
Other income - net	378	30	1,013	120
Interest expense	19	30	61	117
(Loss) income from continuing operations before income taxes	(3)	(526)	2,062	663
(Benefit from) Provision for income taxes on continuing operations	(30)	(122)	425	68
Income (loss) from continuing operations after income taxes	27	(404)	1,637	595
(Loss) income from discontinued operations after income taxes	(4)	—	(59)	1
Net income (loss)	23	(404)	1,578	596
Net (loss) income attributable to noncontrolling interests	(1)	—	—	11
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$24	$(404)	$1,578	$585

See Notes to the Interim Consolidated Financial Statements beginning on page 77.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$23	$(404)	$1,578	$596
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(264)	68	(424)	(507)
Adjustments to pension benefit plans	10	—	26	(6)
Adjustments to other benefit plans	(157)	1	(474)	3
Unrealized gain on investments	—	—	10	—
Derivative instruments	11	(20)	107	(16)
Total other comprehensive (loss) income	(400)	49	(755)	(526)
Comprehensive (loss) income	(377)	(355)	823	70
Comprehensive (loss) income attributable to noncontrolling interests - net of tax	(1)	—	—	11
Comprehensive (loss) income attributable to E. I. du Pont de Nemours and Company	$(376)	$(355)	$823	$59

See Notes to the Interim Consolidated Financial Statements beginning on page 77.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$2,779	$3,526	$2,768
Marketable securities	103	269	152
Accounts and notes receivable - net	5,818	4,926	5,627
Inventories	4,417	4,882	4,374
Other current assets	1,029	1,165	1,167
Total current assets	14,146	14,768	14,088
Investment in nonconsolidated affiliates	67	66	62
Property, plant and equipment	8,270	8,253	7,985
Less: Accumulated depreciation	3,960	3,857	3,712
Net property, plant and equipment	4,310	4,396	4,273
Goodwill	10,130	10,269	10,110
Other intangible assets	10,225	10,747	10,914
Deferred income taxes	448	464	289
Other assets	1,796	1,939	1,954
Total Assets	$41,122	$42,649	$41,690
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,372	$3	$2,142
Accounts payable	3,512	3,615	2,994
Income taxes payable	95	123	168
Deferred revenue	692	2,662	402
Accrued and other current liabilities	2,147	2,148	2,050
Total current liabilities	7,818	8,551	7,756
Long-term debt	1,101	1,102	1,102
Long-term debt - Related party	2,443	3,459	3,712
Other Noncurrent Liabilities
Deferred income tax liabilities	930	893	740
Pension and other post employment benefits - noncurrent	4,583	5,176	5,904
Other noncurrent obligations	1,724	1,867	1,864
Total noncurrent liabilities	10,781	12,497	13,322
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2021, December 31, 2020, and September 30, 2020:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at September 30, 2021, December 31, 2020, and September 30, 2020	—	—	—
Additional paid-in capital	24,158	24,049	23,995
Retained earnings	1,771	203	173
Accumulated other comprehensive loss	(3,645)	(2,890)	(3,796)
Total E. I. du Pont de Nemours and Company stockholders’ equity	22,523	21,601	20,611
Noncontrolling interests	—	—	1
Total equity	22,523	21,601	20,612
Total Liabilities and Equity	$41,122	$42,649	$41,690
See Notes to the Interim Consolidated Financial Statements beginning on page 77.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Operating activities
Net income	$1,578	$596
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	926	868
Provision for (benefit from) deferred income tax	151	(153)
Net periodic pension and OPEB benefit, net	(959)	(255)
Pension and OPEB contributions	(202)	(222)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(1)	29
Restructuring and asset related charges - net	261	298
Other net loss	117	240
Changes in assets and liabilities, net
Accounts and notes receivable	(1,116)	(619)
Inventories	375	481
Accounts payable	(41)	(629)
Deferred revenue	(1,945)	(2,169)
Other assets and liabilities	18	252
Cash used for operating activities	(838)	(1,283)
Investing activities
Capital expenditures	(413)	(301)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	53	22
Investments in and loans to nonconsolidated affiliates	(3)	(1)
Purchases of investments	(147)	(656)
Proceeds from sales and maturities of investments	310	498
Other investing activities - net	(1)	(7)
Cash used for investing activities	(201)	(445)
Financing activities
Net change in borrowings (less than 90 days)	949	1,582
Proceeds from related party debt	31	67
Payments on related party debt	(1,047)	(376)
Proceeds from debt	419	2,434
Payments on debt	(1)	(879)
Proceeds from exercise of stock options	71	19
Payment for acquisition of subsidiary's interest from the non-controlling interest	—	(60)
Other financing activities	(38)	(46)
Cash provided by financing activities	384	2,741
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(78)	(64)
(Decrease) / increase in cash, cash equivalents and restricted cash equivalents	(733)	949
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,873	2,173
Cash, cash equivalents and restricted cash equivalents at end of period	$3,140	$3,122
See Notes to the Interim Consolidated Financial Statements beginning on page 77.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	(Accumulated Deficit) Retained Earnings	Accum. Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$239	$—	$23,958	$(406)	$(3,270)	$7	$20,528
Net income				250		8	258
Other comprehensive loss					(663)		(663)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)			(2)				(2)
Issuance of Corteva stock			14				14
Share-based compensation			2				2
Other - net			32	(2)			30
Balance at March 31, 2020	$239	$—	$24,004	$(158)	$(3,933)	$15	$20,167
Net income				739		3	742
Other comprehensive loss					88		88
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			3				3
Share-based compensation			19				19
Acquisition of a noncontrolling interest in consolidated subsidiaries			(37)			(15)	(52)
Other - net			(8)	2		(2)	(8)
Balance at June 30, 2020	$239	$—	$23,981	$580	$(3,845)	$1	$20,956
Net loss				(404)			(404)
Other comprehensive income					49		49
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva Stock			2				2
Share-based compensation			16	(1)			15
Other - net			(4)				(4)
Balance at September 30, 2020	$239	$—	$23,995	$173	$(3,796)	$1	$20,612

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accumulated Deficit)	Accum. Other Comp (Loss) Income	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$21,601
Net income				591		1	592
Other comprehensive loss					(477)		(477)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			38				38
Other - net			(4)				(4)
Balance at March 31, 2021	$239	$—	$24,083	$792	$(3,367)	$1	$21,748
Net income				963			963
Other comprehensive income					122		122
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			28				28
Share-based compensation			23	(1)			22
Other - net			(3)	1			(2)
Balance at June 30, 2021	$239	$—	$24,131	$1,752	$(3,245)	$1	$22,878
Net income (loss)				24		(1)	23
Other comprehensive loss					(400)		(400)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			5				5
Share-based compensation			26	(1)			25
Other - net			(4)	(2)			(6)
Balance at September 30, 2021	$239	$—	$24,158	$1,771	$(3,645)	$—	$22,523

See Notes to the Interim Consolidated Financial Statements beginning on page 77.

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
•Capital Structure - At September 30, 2021, Corteva, Inc.'s capital structure consists of 730,267,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Divestitures and Other Transactions - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 9 - Accounts and Notes Receivable - Net - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Other Intangible Assets - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 38 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of September 30, 2021, December 31, 2020, and September 30, 2020, the outstanding related party loan balance was $2,443 million, $3,459 million, and $3,712 million respectively (which approximates fair value), with interest rates of 1.52%, 1.62%, and 1.80%, respectively, and is reflected as long-term debt - related party in EID's interim Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $11 million and $39 million for the three and nine months ended September 30, 2021, respectively, and $19 million and $82 million for the three and nine months ended September 30, 2020, respectively, associated with the related party loan from Corteva, Inc.

As of September 30, 2021, EID had payables to Corteva, Inc., of $61 million and $90 million included in accrued and other current liabilities and other noncurrent obligations, respectively, $92 million at December 31, 2020 included in both accrued and other current liabilities and other noncurrent obligations, respectively, and $110 million and $84 million at September 30, 2020, included in accrued and other current liabilities and other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations after income taxes	$27	$(404)	$1,637	$595
(Benefit from) provision for income taxes on continuing operations	(30)	(122)	425	68
Income (loss) from continuing operations before income taxes	(3)	(526)	2,062	663
Depreciation and amortization	309	285	926	868
Interest income	(19)	(11)	(58)	(38)
Interest expense	19	30	61	117
Exchange (gains) losses - net	(2)	67	47	127
Non-operating benefits - net	(315)	(73)	(941)	(237)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[1]	(19)		3
Significant items	(21)	49	214	351
Corporate expenses	40	27	106	81
Segment operating EBITDA	$(11)	$(152)	$2,420	$1,932
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. For the three and six months ended September 30, 2020, the unrealized mark-to-market (loss) gain was $(8) million and $19 million, respectively.