Form 10-K
period 2021-12-31
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2022-02-10
CIK 1755672, 30554

2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____________________________________________________________________________
Commission File Number 001-38710
Corteva, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware					82-4979096
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)
Commission File Number 1-815
E. I. du Pont de Nemours and Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware					51-0014090
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act for Corteva, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTVA	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act for E. I. du Pont de Nemours and Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$3.50 Series Preferred Stock	CTAPrA	New York Stock Exchange
$4.50 Series Preferred Stock	CTAPrB	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.
_____________________________________________________
        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Corteva, Inc.                                      Yes  ☒   No  ☐
E. I. du Pont de Nemours and Company                          Yes  ☒   No  ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Corteva, Inc.                                           Yes  ☒   No  ☐
E. I. du Pont de Nemours and Company                               Yes  ☒   No  ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).
Corteva, Inc.                                                 Yes ☒   No  ☐
E. I. du Pont de Nemours and Company                                 Yes ☒   No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Corteva, Inc.                                             Yes ☐ No ☒
E. I. du Pont de Nemours and Company                                  Yes ☐ No ☒

        The aggregate market value of voting stock of Corteva, Inc. held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2021 was $32.5 billion.

As of February 3, 2022, 727,021,000 shares of Corteva, Inc's common stock, $0.01 par value, were outstanding.

As of February 3, 2022, all of E. I. du Pont de Nemours and Company’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

E.I. du Pont de Nemours and Company meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Documents Incorporated by Reference
Information pertaining to certain Items in Part III of this report is incorporated herein by reference to portions of Corteva, Inc.'s definitive 2022 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

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

The primary differences between Corteva and EID's financial statements relate to EID's Preferred Stock - $4.50 Series and EID's Preferred Stock - $3.50 Series, a related party loan between EID and Corteva, Inc. and the associated tax deductible interest expense for EID, and the capital structure of Corteva. Inc. (See EID's Note 1 - Basis of Presentation to EID's Consolidated Financial Statements, for additional information for above items). The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Annual Report on Form 10-K and begin on page F-83. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

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
•"DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Separation (as defined below) of Corteva;
•"Historical Dow" refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization as defined on page 4;
•"Historical DuPont" and "Historical EID" refers to EID prior to the Internal Reorganization (as defined on page 4);
•"Dow" refers to Dow Inc. after The Dow Distribution (as defined below);
•"DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva;
•"DAS" refers to the agriculture business of Historical Dow, Dow AgroSciences; and
•"Merger" refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont.

Background
Corteva is a leading global provider of seed and crop protection solutions focused on the agriculture industry and contributing to a healthier, more secure and sustainable food supply. Corteva was incorporated in Delaware in March 2018 and maintains its business headquarters in Indianapolis, Indiana. The company is focused on advancing its science-based innovation, which aims to deliver a wide range of improved products and services to its customers. Corteva has one of the broadest and most productive new product pipelines in the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. New products are crucial to solving farmers’ productivity challenges amid a growing global population while addressing natural resistance, regulatory changes, safety requirements and competitive dynamics. The company’s investment in technology-based and solution-based product offerings allows it to meet farmers’ evolving needs while ensuring that its investments generate sufficient returns. Meanwhile, through Corteva’s unique routes to market, the company continues to work face-to-face with farmers around the world to understand their needs.

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 140 countries. See Note 24 - Geographic Information, to the Consolidated Financial Statements for details on the location of the company's sales and property.

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the completed separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DuPont” or "DowDuPont"). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then- issued and outstanding shares of common stock of Corteva, Inc.

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

Internal Reorganizations and Business Separations
Subsequent to the Merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products (collectively, the "Business Separations”). On April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, to holders of DowDuPont's common stock, as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

Part I
ITEM 1.  BUSINESS, continued

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

In furtherance of the Business Separations, EID engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization” and the "Business Realignment," respectively) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•the assets and liabilities aligned with EID’s materials science business ("EID ECP"), were transferred or conveyed to separate legal entities that were ultimately conveyed by DowDuPont to Dow on April 1, 2019;

•the assets and liabilities aligned with EID’s specialty products business were transferred or conveyed to separate legal entities that were ultimately distributed to DowDuPont ("EID Specialty Products Entities") on May 1, 2019;

•on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its common stock to DowDuPont; and

•on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., then a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On June 1, 2019, DowDuPont completed the Separation. Corteva, Inc.'s common stock began trading on the New York Stock Exchange under the ticker symbol "CTVA" on June 3, 2019.

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

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

Part I
ITEM 1.  BUSINESS, continued

•Letter Agreement - Effective as of June 1, 2019 DuPont and Corteva entered into a Letter Agreement. The Letter Agreement sets forth certain additional terms and conditions related to the Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

Business Segments
The company’s operations are managed through two reportable segments: seed and crop protection. The seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The crop protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. The combination of these leading platforms creates one of the broadest portfolios of agriculture solutions in the industry. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 47 of this report and Note 25 - Segment Information, to the Consolidated Financial Statements.

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

Details on the seed segment’s net sales by major product line and geographic region (based on customer location) are as follows:

Part I
ITEM 1.  BUSINESS, continued

Products and Brands
The seed segment’s major brands and technologies, by key product line, are listed below:

Seed Solutions Brands	Pioneer®; Brevant® seeds; Dairyland Seed®; Hoegemeyer®; Nutech®; Seed Consultants®; AgVenture®; Alforex®; PhytoGen®; Pannar®; VP Maxx®; HPT®; G2®; Supreme EX®; XL®; Power Plus®
Seed Solutions Traits and Technologies
ENLIST E3® soybeans; ENLIST® cotton; EXZACT™ Precision Technology; HERCULEX® Insect Protection; Pioneer® brand hybrids with Leptra® insect protection technology offering protection against above ground pests; POWERCORE® trait technology family of products; Pioneer® brand Optimum® AcreMax® family of products offering above and below ground insect protection; REFUGE ADVANCED® trait technology; SMARTSTAX® trait technology; NEXERA® canola trait; Omega-9 Oils; Pioneer® brand Optimum® AQUAmax® hybrids; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; ExpressSun® herbicide tolerant trait; Pioneer Protector® products for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; Qrome® products for corn; Pioneer® brand canola hybrids with Clearfield® trait; PROPOUND™ advanced canola meal; Conkesta E3® soybeans; WideStrike® insect protection trait; WideStrike® 3 insect protection trait.

Other	LumiGEN® seed treatments, LUMIDERM®, LUMIVIA® and LUMIALZA™; GRANULAR®; Granular® Insights™ (e.g. LANDVisor™)

U.S. federal regulatory authorizations have been obtained for the commercialization of ENLIST™ corn, ENLIST E3® soybeans and ENLIST® cotton, including the U.S. Environmental Protection Agency's registration of ENLIST DUO® and ENLIST ONE® for use with ENLIST™ corn, soybeans and cotton in 34 states. The company has also secured cultivation authorizations of ENLIST E3® soybeans and ENLIST™ corn in Argentina, Brazil, and North America

In 2020, Corteva signed an agreement with J.G. Boswell Company to purchase the remaining 46.5 percent interest in PhytoGen® Seed Company, LLC – a joint venture between the two companies. With a 100% ownership position in PhytoGen® Seed Company, LLC, Corteva became the sole owner of the intellectual property, including patents, trademarks, proprietary germplasm and information, as well as know-how.

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

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, during the fourth quarter of 2019, the company began accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 63 for additional information.

In 2019, Corteva received import authorization from China for the Conkesta® soybean insect control trait, which was a necessary step for commercialization of Conkesta E3® soybeans in Latin America. Conkesta E3® soybeans received regulatory approvals and was commercialized in the second half of 2021.

In 2019, the company launched Qrome® corn products in U.S. Pioneer® brands. Qrome® products offer growers high yield potential insect control options to help drive productivity for their operations by combining top-tier genetics and strong defensive traits. In 2020, Qrome® products were expanded to the U.S. multi-channel and Canada Pioneer® brands.

Part I
ITEM 1.  BUSINESS, continued

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

Key Raw Materials
The key raw materials for seed include corn and soybean seeds. To produce high-quality seeds, the company contracts with third-party growers globally. Corteva focuses on production close to the customer to provide the seed product, which is suitable for that region and its weed, insect and disease challenges, weather, soil and other conditions. The company conditions and packages the seeds using its own plants and third-party contract manufacturers. By striking a balance between owning production facility assets directly and contracting with third-party growers, the company believes it is best able to maintain flexibility to react to demand changes unique to each geography while minimizing costs. The company seeks to collaborate with strategic seed growers and share its digital agronomy and product management knowledge with them. The company’s third-party growers are an important part of its supply chain. Corteva provides them with rigorous training, planning tools and access to a system that tests and advances products matched to specific geographic needs.

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

Part I
ITEM 1.  BUSINESS, continued

Details on the crop protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:

2021 Net Sales by Geographic Region

Asia Pacific
North America
Latin America
EMEA

Products and Brands
The crop protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management	CLOSER™; DELEGATE™; INTREPID®; ISOCLAST™; LANNATE®; EXALT™; PEXALON™; TRANSFORM™; VYDATE®; OPTIMUM®; RADIANT™; SENTRICON™; ENTRUST® SC; GF-120™; and TRACER™
Disease Management	APROACH PRIMA®; VESSARYA®; APROACH™, APROACH POWER®; TALENDO™; TALIUS®; EQUATION PRO®; EQUATION CONTACT®; ZORVEC™; INATREQ™; CURZATE™; TANOS®, FONTELIS™; ACANTO™; and GALILEO®
Weed Control
ARIGO®; ARYLEX®; ENLIST™ weed control system; ENLIST ONE™; BROADWAY™; RINSKOR™; ZYPAR™; MUSTANG™; GALLANT™; VERDICT®; LANCET®; KERB™; PIXXARO®; QUELEX™; GALLERY®; CENT-7®; SNAPSHOT®; TRELLIS®; CITADEL™; CLIPPER™; GRANITE®; RAINBOW™; PINDAR® GT; VIPER®; WIDEATTACK®; BELKAR®; WIDEMATCH®; PERFECTMATCH®; CLINCHER™; DURANGO™; FENCER®; GARLON™; SONIC®; TEXARO®; KEYSTONE®; PACTO®; LIGATE®; DIMENSION®; TOPSHOT™; RICER™; LOYANT™; CLASSIC®; REALM® Q; TRIVENCE®; LONTREL®; GRAZON®; PANZER®; PRIMUS®; RESICORE™; SPIDER®; STARANE®; SURESTART®; and TORDON®

Nitrogen Management	INSTINCT™; N-LOCK™; N-SERVE® Nitrogen Stabilizer

Key Raw Materials
The key raw materials and supplies for crop protection include chlorinated pyridines derivatives, specialty intermediates and technical grade active ingredients, chlorine, and seed treatments. Typically, the company purchases major raw materials through long-term contracts with multiple suppliers, which sometimes require minimum purchase commitments. Certain important raw materials are supplied by a few major suppliers. The company expects the markets for its raw materials to remain balanced, though pricing may be volatile given the current state of the global economy. The company relies on contract manufacturers, both domestically and internationally, to produce certain inputs or key components for its product formulations. These inputs are typically sourced close to where the company ultimately formulates and sells its products. Shifts in customer demand, reduced local availability of raw materials, and/or production capacity constraints may, at times, necessitate sourcing from an alternative geography. The company strives to maintain multiple high-quality supply sources for each input.

Corteva’s supply chain strategy will involve managing global supplies of active and intermediate ingredients sourced regionally with global best practices and oversight. Corteva’s supply strategy includes a robust and flexible global footprint to meet future

Part I
ITEM 1.  BUSINESS, continued

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

Workforce Composition. As of December 31, 2021, the company globally employs approximately 21,000 employees. In order to address regional specific customer needs within its global business, the company has a geographically diverse employee base with 48%, 18%, 17%, 13% and 4% located in North America, Latin America, Europe, Asia-Pacific and Africa regions, respectively.

Approximately 1% of the workforce is unionized in the United States and another 11% participate in work councils and collective bargaining arrangements outside the United States. In 2021, the company did not experience any work stoppages due to strike or lockouts.

Safety. Living safely is one of the company’s core values by which the company manages its business. The company has implemented safety programs and management practices to promote a culture of safety to protect its employees, as well as the environment. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees.

Diversity. The company has a robust inclusion, diversity, and equity (“ID&E”) vision and strategy, based upon the belief that embracing diversity and inclusion benefits the company by creating a workforce with a greater variety of skills and perspectives as a result of their differentiated backgrounds and experiences. Specific ID&E initiatives are identified and tracked to create a culture of belonging where a diverse population of employees are attracted, retained, and engaged. Management is expected to support specific diversity initiatives for their respective geographies and business, as applicable, in order to build a more representative workforce. Critical to creating this environment are company-sponsored employee business resource groups (“BRGs”) that support and promote certain mutual objectives of both the employee and the company, including community engagement and the professional development of employees. The BRGs provide a space where employees can foster connections within a supportive environment. As of the 2021 year end, the company had eight global BRGs, each led by a member of the company’s senior leadership: Disability Awareness Network; Global African Heritage Alliance; Growing Asian Impact Network; Latin Network; Pride (LGBTQ+); Professional Learning Acceleration Network; Veteran’s Network; and Women’s Inclusion Network.

The company is focused on recruitment of diverse candidates and on internal talent development of its diverse leaders so that they can advance their careers and move into leadership positions within the company. The company monitors its diversity and inclusion efforts through periodic engagement surveys and other measures. The results of the company’s efforts, along with its ID&E strategy, are reviewed periodically with the company’s management, and through regular reviews of the company’s leadership pipelines with the People and Compensation Committee of the Board of Directors.

Experienced Management. The company believes its management team has the experience necessary to effectively execute its strategy and advance its product pipelines and technology. The company's chief executive officer and executive vice presidents have an average of approximately 26 years of agriculture experience and are supported by an experienced and talented management team who is dedicated to maintaining and expanding its position as a global force in the agriculture industry.

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

Patents & Trademarks: Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2021, the company owned about 5,600 U.S. patents and about 11,100 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2021:

	Approximate U.S.	Approximate Other Countries
Within 5 years	700	1,300
6 to 10 years	1,700	4,300
11 to 16 years	2,100	5,100
16 to 20 years	1,100	400
Total	5,600	11,100

In addition to its owned patents, the company owns over 5,500 patent applications.

The company also owns or has licensed a substantial number of trade names, trademarks and trademark registrations in the United States and other countries, including approximately 14,500 registrations and pending trademark applications in a number of jurisdictions.

In addition, the company holds multiple long-term biotechnology trait licenses from third parties in the normal course of business. Most corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Competition
The company competes with producers of seed germplasm, trait developers, and crop protection products on a global basis. The global market for products within the industry is highly competitive and the company believes competition has and will continue to intensify. Corteva competes based on germplasm and trait leadership, price, quality and cost competitiveness and the offering of a holistic solution. The company’s key competitors include BASF, Bayer, FMC and ChemChina, as well as companies trading in generic crop protection chemicals and regional seed companies.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 28, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 61, 66-68 and (3) Note 2 - Summary of Significant Accounting Policies, and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

Regulatory Considerations
Our seed and crop protection products and operations are subject to certain approval procedures, manufacturing requirements and environmental protection laws and regulations in the jurisdictions in which we operate. We evaluate and test products throughout the research and development phases, and each new technology undergoes further rigorous scientific studies and tests to validate that the product can be used effectively and that use of the technology is safe for humans and animals and does not cause undue harm to the environment when used in accordance with the directions for use.

The regulatory approval processes and procedures globally are becoming increasingly more complex, which has resulted in additional testing needs, difficult to predict and longer approval timelines, and higher development and maintenance costs. We continue to invest on an ongoing basis to keep dossiers current, respond to regulators and meet evolving regulatory standards required by global regulatory frameworks. Failure to comply with these regulations or future regulatory bans and requirements related to our products and their use may materially impact our financial performance. The increase in timelines for regulatory approvals may result in the company not achieving its sustainability targets, or its anticipated returns on research and development investments.

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

Other countries also have rigorous approval processes, procedures, and scientific testing requirements for the cultivation or import of genetically modified seed products. In the United States and other countries that have functioning regulatory systems, a rigorous scientific review is conducted by these agencies to demonstrate that genetically modified products are as safe as traditionally bred, non-biotech/GMO counterparts for food, feed and the environment. Various countries in EMEA, Latin America, and Asia have banned GMOs entirely.

Regulation of Crop Protection Products
Globally, manufacturers of crop protection products, including herbicides, fungicides and insecticides are required to submit an application/dossier and obtain government regulatory approval prior to selling products in a particular country. In the United States, the EPA is responsible for registering and overseeing the approval and marketing of pesticides, pursuant to the FIFRA, the FFDCA and the Food Quality Protection Act. Also, the USDA and the FDA monitor levels of pesticide residue that is allowed on or in crops. Already registered pesticides are required to be re-registered every 15 years to ensure that those products continue to meet the rigorous safety standards set by the regulators. The EPA reevaluates pesticide tolerances at least every 10 years, taking into account ecological and human health risks, in addition to cumulative risks as a result of multiple routes of and sources of exposure.

As of January 2022, before registering any new conventional pesticide active ingredient, the EPA will evaluate the potential effects on listed species and their designated critical habitats under the Endangered Species Act (the “ESA”). EPA also has initiated such evaluations for certain other active ingredients in response to existing or threatened litigation. Where the EPA determines that a pesticide in the registration and re-evaluation processes “may affect” a listed species, the EPA must consult with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service. As part of its approval, registration, and reevaluation processes, the EPA may impose certain use restrictions on crop protection products under the ESA. Under the citizen suit provisions, the ESA also includes citizen suit provisions that allow the public to bring suit in court against federal agencies when they believe a listed species is not being adequately protected by the EPA.

The company's European operations are subject to the European chemical regulation REACH (“Registration, Evaluation, Authorisation, and Restriction of Chemicals”) and the CLP (“Classification, Labeling, and Packaging of Substances and Mixtures”). Other jurisdictions also have rigorous approval processes, procedures and scientific testing requirements for the approval of crop protection products. We continue to monitor legislative and regulatory developments related to pollution and other environmental health and safety matters.

European Farm to Fork Strategy
In October 2021, a majority of the European Parliament adopted the Farm to Fork Strategy setting forth the European Union’s plans to increase organic farming. As part of this strategy, the E.U. Commission has set aggressive 2030 targets to reduce by 50% the use and risk of chemical pesticides and the use of more hazardous pesticides by 50%. Additionally, as part of this strategy, the E.U. Commission is targeting having 25% of the European Union’s agricultural land under organic farming by

Part I
ITEM 1.  BUSINESS, continued

2030. The E.U. Commission is also expected to propose mandatory front-of-pack nutrition labelling and develop a food labelling framework covering the nutritional, climate, environmental and social aspects of food products. While the company has a growing product portfolio supportive to organic agriculture, the implementation of this strategy may decrease the size of the market for its products within the European Union.

Available Information
The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on Corteva's website at http://investors.corteva.com by clicking on the section labeled "Financial Information", then on "SEC Filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the Securities and Exchange Commission. No portion of the company's website mentioned in this report, or the materials contained on it, have been made part of this annual report on Form 10-K or incorporated herein by reference, unless such incorporation is specifically mentioned herein.

Part I
ITEM 1A.  RISK FACTORS

Risks Related to our Industry

The successful development and commercialization of Corteva's pipeline products will be necessary for Corteva's growth.

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

New product concepts may be abandoned for many reasons, including greater anticipated development costs, technical difficulties, lack of efficacy, regulatory obstacles or inability to market under regulatory frameworks, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of active ingredient development or discovery, breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the chemicals, genes and germplasm Corteva tests is selected for commercialization. Furthermore, the length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. For example, the commercial transition to the company’s Enlist E3™ and Conkesta E3® soybean technologies, which are packaged with its Enlist One® and Enlist Duo® herbicides, is expected to take the company several years to complete. In countries where biotech traits are not approved for widespread use, Corteva’s seed sales depend on the quality of its germplasm. While initial commercialization efforts have been promising, there are no guarantees that anticipated levels of product acceptability within Corteva's markets will be achieved or that higher quality products will not be developed by Corteva's competitors in the future.

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

Seed products incorporating biotechnology derived traits and crop protection products must be extensively tested for safety, efficacy and environmental impact before they can be registered for production, use, sale or commercialization in a given market. In certain jurisdictions, Corteva must periodically renew its approvals for both biotechnology and crop protection products, which typically require Corteva to demonstrate compliance with then-current standards which generally are more stringent since the prior registration. The regulatory approvals process is lengthy, costly, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. The regulatory approvals process for products that incorporate novel modes of action or new technologies can be particularly unpredictable and uncertain due to the then-current state of regulatory guidelines and objectives, as well as governmental policy considerations and non- governmental organization and other stakeholder considerations. The uncertainty and increased length of regulatory approvals may reduce Corteva’s return on its research and development investments, and impede its ability to meet sales, profitability, or sustainability metrics.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Competition from manufacturers of generic products is a challenge for Corteva’s branded products around the world, and the loss or expiration of intellectual property rights can have a significant adverse effect on Corteva’s revenues. The date at which

Part I
ITEM 1A.  RISK FACTORS, continued

generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, upon the loss or expiration of patent protection for one of Corteva’s products or of a product that Corteva licenses, or upon the “at- risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of Corteva’s patented products or of a product that Corteva licenses, Corteva can lose a major portion of revenues for that product, which can have a material adverse effect on Corteva’s business.

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

Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations, including those related to climate change, could inhibit or interrupt Corteva’s operations, or require modifications to its facilities in the future. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities, which may be materially higher than Corteva’s accruals.

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

Corteva’s business is subject to various competition and antitrust, rules and regulations around the world, and as the size of its business grows, scrutiny of its business by legislators and regulators in these areas may intensify.

On July 9, 2021, President Biden issued an executive order promoting competition in the American economy. The order encouraged further examination and efforts by U.S. regulatory agencies to avoid market concentrations for agricultural inputs, that could challenge the survival of family farms. The executive order also directs the U.S. Secretary of Agriculture to take action to ensure that the intellectual property system, while still incentivizing innovation, does not also unnecessarily reduce competition in seed and other agricultural input markets beyond what is reasonably contemplated by the U.S. Patent Act and propose strategies for addressing those concerns across intellectual property, antitrust, and other relevant laws. While the ultimate impact of the executive order will depend on the actions ultimately resulting from the U.S. regulatory authorities, actions taken by such authorities may increase the regulation and regulatory costs associated with the agriculture industry in the future and restrict the company from pursuing certain growth opportunities, including mergers and acquisitions.

Scrutiny from regulators in the U.S. and abroad may intensify as Corteva’s business presence grows. This scrutiny and related investigations, even when not resulting in an enforcement action, may result in damage to a company’s reputation, significant

Part I
ITEM 1A.  RISK FACTORS, continued

defense expense, as well as become a distraction to management. Antitrust and competition enforcement actions may result in regulators imposing fines, penalties, or restrictions on a company’s business practices in a manner that may significantly impact its results of operations.

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

Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, military conflict, local epidemics or pandemics, weather events and natural disasters could seriously harm Corteva’s operations as well as the operations of its customers and suppliers. For example, a pandemic in locations where Corteva has significant operations, sales, or key suppliers could have a material adverse effect on Corteva’s results of operations. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution.

Business and/or supply chain disruptions may also be caused by security breaches, which could include, for example, ransomware attacks and attacks on information technology and infrastructure by hackers, viruses, breaches due to employee

Part I
ITEM 1A.  RISK FACTORS, continued

error or actions or other disruptions. Corteva and/or its suppliers may fail to effectively prevent, detect and recover from these or other security breaches and, as a consequence, such breaches could result in misuse of Corteva’s assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory and data privacy compliance.

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

Any limitation on Corteva’s ability to raise money in the capital markets or through short-term debt borrowings could have a substantial negative effect on Corteva’s liquidity. Corteva’s ability to affordably access the capital markets and/or borrow short- term debt in amounts adequate to finance its activities could be impaired as a result of a variety of factors, including factors that are not specific to Corteva, such as a severe disruption of the financial markets and, in the case of debt securities or borrowings, interest rate fluctuations. Due to the seasonality of Corteva’s business and the credit programs Corteva may offer its customers, net working capital investment and corresponding debt levels will fluctuate over the course of the year.

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

Part I
ITEM 1A.  RISK FACTORS, continued

Corteva’s earnings, operations and business, among other things, will impact its credit ratings, costs and availability of financing. There can be no assurance that Corteva or EID will maintain its current or prospective credit ratings. A decrease in the ratings assigned to Corteva or EID by the ratings agencies may negatively impact Corteva’s liquidity, access to the debt capital markets and increase Corteva’s cost of borrowing and the financing of its seasonal working capital.

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

Through Corteva's ownership of EID, Corteva maintains EID defined benefit pension and other post-employment benefit plans. For some of these plans, including EID’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EID’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. In 2022, Corteva expects to contribute approximately $60 million to its pension plans other than the principal U.S. pension plan, and about $140 million for its other post-employment benefit ("OPEB") plans. While not anticipated for 2022, Corteva may make potential discretionary contributions to the principal U.S. pension plan. Corteva, furthermore, may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

The company, pursuant to the respective Separation Agreements, is entitled to cost sharing and indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2021, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $72 million within accounts and notes receivable - net and $254 million within other assets in the company’s Consolidated Balance Sheet. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

In the ordinary course of business, Corteva may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses and issue guarantees of third-party obligations. If Corteva were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting Corteva’s financial condition and results of operations.

Corteva’s operations outside the United States are subject to risks and restrictions, which could negatively affect Corteva’s business, results of operations and financial condition.

Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign-currency exchange rates; inflation; exchange and price control regulations; corruption risks; competitive restrictions; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. In addition, Corteva’s international operations are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, local epidemics or pandemics, significant levels of crime and organized crime, or developing legal systems. This may increase the risk to the company's employees, subcontractors or other parties, and to other liabilities, such as property loss or damage to the company's products, and may affect Corteva's ability to safely operate in, or import into, or receive raw materials from these countries.

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

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2021 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Brazilian Real, Swiss franc, European Euro ("EUR"), and Canadian dollar. Inflation, market uncertainty or an economic downturn in these

Part I
ITEM 1A.  RISK FACTORS, continued

geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

Failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives and other portfolio actions may not have the results anticipated.

From time to time Corteva evaluates acquisition candidates that may strategically fit Corteva’s business and/or growth objectives. If Corteva is unable to successfully integrate and develop acquired businesses, Corteva could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on Corteva’s financial results. Corteva continually reviews its portfolio of assets for contributions to its objectives and alignment with its growth strategy. However, Corteva may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect Corteva’s earnings. Moreover, Corteva might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution of these transactions, initiatives, or portfolio actions is not successful, it could adversely impact Corteva’s financial condition, cash flows and results of operations.

Sentiment towards climate change and other environmental, social and governance (“ESG”) matters could adversely affect our stock price, results of operations, and access to capital.

Since 2020, Corteva has announced sustainability goals, including adopting its greenhouse gas emission reduction strategy and targets for 2030 and inclusion, diversity and equity goals for 2026. Execution of these strategies and the achievements of Corteva’s sustainability goals is subject to risk and uncertainties, many of which are out of its control. Failure to achieve its sustainability goals within the currently projected costs and expected timeframes could damage Corteva’s reputation, customer and investor relationships, or its access to financing. Further, given investors' increased focus related to ESG matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect Corteva’s business, financial condition, results of operations and cash flows and reduce its stock price.

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact the company's business, financial condition and results of operations.

Corteva's business, financial condition, and results of operations could be negatively impacted by COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic and future outbreaks is uncertain, rapidly changing and difficult to predict. To date, the COVID-19 pandemic has negatively impacted foreign currency exchange rates, as a result of a generally stronger U.S. dollar relative to other currencies in the countries in which the company operates, which has adversely affected the company's reported results of operations. These relative differences could widen and further adversely impact our results of operations and financial condition. Increased market volatility resulting from COVID-19 disruptions has also limited the availability of certain manufacturing inputs. Current and future COVID-19 outbreaks and resulting illness, travel restrictions and workforce disruptions could impact Corteva's global supply chain, its operations and its routes to market or those of its suppliers, co-manufacturers, or customers/distributors. These disruptions or the company's failure to effectively respond to them could increase product or distribution costs, alter the timing of recognizing manufacturing costs, or impact the delivery of products to customers.

COVID-19 and the related government-imposed restrictions, including stay at home orders, has significantly impacted other economic activity and markets around the world. Future outbreaks or pandemics could negatively impact the company's business, financial condition, and results of operations in numerous ways, including but not limited to those outlined below:

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

Part I
ITEM 1A.  RISK FACTORS, continued

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
•Increased volatility and pricing in the capital and commercial paper markets may re-occur and impact the company's access to preferred sources of liquidity resulting in higher borrowing costs. The company cannot assure investors that additional liquidity will be readily available or available on favorable terms.
•Increased market volatility may bring unprecedented market conditions making it difficult for the company to adequately forecast customer demand or price its products.

Therefore, the result of the company’s consolidated results of operations in face of the ongoing COVID-19 outbreak, or another pandemic, and the unprecedented economic conditions which can result therefrom may negatively impact the company's business operations, financial performance and results of operations in the future.

If we are unable to recruit and retain key personnel, our business may be harmed.

Much of Corteva’s future success depends on the continued service, availability and performance of our senior management and highly-skilled personnel across all levels of the organization. Corteva’s senior management has acquired specialized knowledge and skills with respect to its business, and the loss of any of these individuals could harm its business, especially if we are not successful in developing adequate succession plans. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by difficulties in recruiting, hiring and retaining urgently needed specialized employees at a regional level where there may be significant competition between employers. If we are unable to continue to successfully attract, retain, and develop key personnel, our business may be harmed.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Part I
ITEM 1A.  RISK FACTORS, continued

Risks Related to The Separation

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

If the Corteva Distribution ultimately is determined to be taxable, then a stockholder of DuPont that received shares of Corteva common stock would be treated as having received a distribution of property in an amount equal to the fair market value of such shares (including any fractional shares sold on behalf of such stockholder) on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of DuPont’s current and accumulated earnings and profits, which would include any earnings and profits attributable to the gain recognized by DuPont on the taxable distribution and could include earnings and profits attributable to certain internal transactions preceding the Corteva Distribution. Any amount that exceeded DuPont’s earnings and profits would be treated first as a non- taxable return of capital to the extent of such stockholder’s tax basis in its shares of DuPont stock with any remaining amount being taxed as a gain on the DuPont stock. In the event the Distribution is ultimately determined to be taxable, DuPont would recognize corporate level taxable gain on the Distribution in an amount equal to the excess, if any, of the fair market value of Corteva common stock distributed to DuPont stockholders on the distribution date over DuPont’s tax basis in such stock. In addition, if certain related transactions fail to qualify for tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, Corteva and DuPont could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Part I

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The company moved its headquarters from Wilmington, Delaware to Indianapolis, Indiana effective February 8, 2022. It also maintains a global business center in Johnston, Iowa, for its seed business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 92 manufacturing sites in the following geographic regions:

	Number of Sites
	Crop	Seed	Total
North America[1]	6	42	48
EMEA[2]	4	15	19
Latin America	7	10	17
Asia Pacific	4	4	8
Total	21	71	92
1.    North America consists of U.S. & Canada.
2.    Europe, Middle East, and Africa ("EMEA").
The company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the company's current needs and expected near-term growth. In 2019, the company announced an expansion to increase its Spinosyns fermentation capacity (refer to page 56 for further discussion). Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

Part I
ITEM 3.  LEGAL PROCEEDINGS
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EID businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont. Information regarding certain of these matters is set forth below and in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Even when the Company believes liabilities are not expected to be material or the probability of loss or an adverse unappealable final judgment is remote, the Company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company, including avoidance of future distraction and litigation defense cost, and its shareholders.

Litigation related to Corteva’s current businesses
Canadian Competition Bureau Formal Inquiry
On January 30, 2020, the Canadian Competition Bureau (the “Bureau”) filed a court order for the company to produce records and information as part of a formal inquiry under civil sections of Canada’s competition laws. The inquiry is in response to allegations by the Farmers Business Network ("FBN") that Corteva and other seeds and crop protection manufacturers and wholesalers unilaterally or in coordination refused, restricted and/or impaired supply of products to FBN in western Canada. This inquiry follows an informal request for information from the Bureau pursuant to which the company voluntarily provided documents and engaged in discussions with the Bureau outlining how its conduct was and continues to be compliant with Canadian competition laws. In February 2022, the Commissioner of the Bureau notified Corteva that the Bureau had discontinued the inquiry. The Bureau made no final determination with respect to Corteva’s conduct, thereby retaining discretion to investigate or to take enforcement action in the future. Corteva believes the likelihood of material liability is remote.

Federal Trade Commission Investigation
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl, rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has cooperated with the FTC’s subpoena, and continues to believe the likelihood of material liability is remote.

Chlorpyrifos Lawsuits
As of December 31, 2021, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Chlorpyrifos Lawsuits” in Note 18 – Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes related to Chemours' responsibility for litigation and environmental liabilities allocated to it, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further discussion.

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

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

On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. On January 18, 2022, the U.S. District Court of the Southern District of Texas dismissed the felony charge for failing to implement a safety practice. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. The company intends to move to dismiss the remaining charges and the trial is currently scheduled for October 2022.

Related to legacy EID businesses unrelated to Corteva’s current businesses

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, EID began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's wastewater treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. A final consent decree was approved by the federal court in January 2022, pursuant to which EID agreed to pay a civil penalty of $3.1 million and attorney’s fees to the State of Texas. Under the Separation Agreement, Corteva and DuPont will share liabilities under the decree proportionally on the basis of 29% and 71%, respectively.

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

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

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

Settlement with the State of Delaware
On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Further information with respect to this settlement is set forth under "Other PFOA Matters" in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol: CTVA). The number of record holders of common stock was approximately 76,000 at January 31, 2022.

During 2021 and 2020, the company paid four quarterly dividends on its common stock. See the below table for dividend information for each quarter during 2021 and 2020.

	2021	2020
Fourth Quarter	$0.14	$0.13
Third Quarter	$0.14	$0.13
Second Quarter	$0.13	$0.13
First Quarter	$0.13	$0.13
Total	$0.54	$0.52

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2021:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program[1] (Dollars in millions)
October 2021	1,461,297	$42.91	1,461,297	$1,387
November 2021	1,484,410	46.68	1,484,410	1,318
December 2021	1,458,668	46.62	1,458,668	1,250
Fourth quarter 2021	4,404,375	$45.41	4,404,375	$1,250
1 On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders following the completion of the Separation and beginning as of the closing price of its first NYSE listing date, June 3, 2019. The Chart compares the cumulative total return of Corteva’ s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

	6/3/2019	12/31/2019	12/31/2020	12/31/2021
Corteva	$100	$120	$161	$198
S&P 500 Index	100	119	141	181
S&P 500 Chemicals Index	100	112	129	160

The chart depicts a hypothetical $100 investment in each of the Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on June 3, 2019 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2021.

ITEM 6.  [RESERVED]
Not applicable.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” “outlook,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s financial results or outlook; strategy for growth; product development; regulatory approvals; market position; capital allocation strategy; liquidity; environmental, social and governance (“ESG”) targets; the anticipated benefits of acquisitions, restructuring actions, or cost savings initiatives; and the outcome of contingencies, such as litigation and environmental matters, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to successfully develop and commercialize Corteva’s pipeline; (ii) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) effect of competition and consolidation in Corteva’s industry; (vi) effect of competition from manufacturers of generic products; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of climate change and unpredictable seasonal and weather factors; (ix) failure to comply with competition and antitrust laws; (x) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xi) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiii) effect of volatility in Corteva’s input costs; (xiv) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xv) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xvi) increases in pension and other post-employment benefit plan funding obligations; (xvii) risks related to environmental litigation and the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xviii) risks related to Corteva’s global operations; (xix) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xx) capital markets sentiment towards ESG matters; (xxi) risks related to COVID-19; (xxii) Corteva’s ability to recruit and retain key personnel; (xxiii) Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (xxiv) effect of counterfeit products; (xxv) Corteva’s dependence on intellectual property cross-license agreements; and (xxvi) other risks related to the Separation from DowDuPont.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
Refer to pages 3 - 5 for a discussion of the DowDuPont Merger, the Internal Reorganizations, and the Business Separations.

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

Divestiture of EID ECP and EID Specialty Products Entities
The transfer of EID ECP and EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income (loss), stockholder's equity and cash flows related to EID ECP and EID Specialty Products Entities, respectively, have not been segregated and are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for 2019. Amounts related to EID ECP and EID Specialty Products Entities are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements for additional information.

Items Affecting Comparability of Financial Results
In addition to the Analysis of Operations discussion based on GAAP as reported results, the following includes a supplemental Analysis of Operations discussion reflecting unaudited pro forma financial information, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments. This unaudited pro forma financial information, for the year ended December 31, 2019 assumes the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016. For additional information, see the Supplemental Unaudited Pro Forma Combined Financial Information in this section.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
The following is a summary of results from continuing operations for the year ended December 31, 2021:

•The company reported net sales of $15,655 million, an increase of 10 percent versus the year ended December 31, 2020, reflecting a 5 percent increase in volume, a 4 percent increase in price, and a 1 percent favorable impact from currency. Volume and price gains were driven by continued penetration of new products, continued focus on the company's price for value strategy and pricing for higher raw material and logistical costs.

•Cost of goods sold ("COGS") totaled $9,220 million, up from $8,507 million for the year ended December 31, 2020, primarily driven by increased volumes, higher input costs, freight and logistics, which are primarily market-driven, and unfavorable currency, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $289 million, a decrease from $335 million for the year ended December 31, 2020. The year ended December 31, 2021 primarily included $167 million related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Activities and $125 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•Income from continuing operations after income taxes was $1,822 million, as compared to $756 million for the year ended December 31, 2020.

•Operating EBITDA was $2,576 million, up from $2,087 million for the year ended December 31, 2020, driven by strong price execution and volume gains in all regions and both segments.

In addition to the financial highlights above, the following events occurred during or subsequent to the year ended December 31, 2021:

•The company returned approximately $1.3 billion to shareholders during the year ended December 31, 2021 under its previously announced share repurchase programs and through common stock dividends.

•On July 21, 2021, the company's Board of Directors approved an increase in the common stock dividend of $0.13 per share to $0.14 per share.

Priorities
The company believes the following priorities will enable it to create significant value for its customers while delivering strong financial returns to its shareholders over the mid-term:

•Deliver sales and earnings growth by continuing to leverage an industry-leading innovation pipeline to introduce new proprietary seed traits and crop protection formulations that anticipate and meet evolving customer needs and utilizing a comprehensive multi-channel, multi-brand strategy to align brands and capabilities across different sales channels.

•Drive actions to expand margins through pricing for high value technology and new products and operational excellence, which includes integrating its operations and continuing to drive operating efficiencies and creating a strong culture based on accountability.

•Generate cash flow growth reflecting operating discipline of working capital, including net working capital turns appropriate across the cycle.

•Deploy capital in a balanced and disciplined way investing in high return organic and inorganic growth opportunities as well as providing attractive returns to shareholders via dividends and share repurchases.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

Global Economic Conditions
On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus disease (“COVID-19”) a pandemic. The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. Since the crisis began, Corteva has engaged its global Integrated Health Services Pandemic & Infectious Disease Team to take actions and implement guidelines and protocols in response to the COVID-19 pandemic.

As COVID-19 becomes more contained, a rebound in economic activity has occurred, although varying regionally depending on government policies and regulations and the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments, vaccination rates, and the ability of COVD-19 variants to overcome containment efforts, available vaccines, and medical treatments. These varying levels of recovery have created a misalignment of supply and demand for labor, transportation and logistic services, energy, raw materials and other inputs, which have been exasperated in certain regions by one-time events, including extreme weather events. Corteva will continue to actively monitor the situation and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. These alterations or modifications may impact the company's business, including the effects on its customers, employees, and prospects, or on its financial results through at least 2022. With the ongoing volatility in global markets, the company will continue to monitor various factors that could impact earnings and cash flows of the business, including, but not limited to the inflation of, or unavailability of raw material inputs and transportation and logistics services, currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. During the year ended December 31, 2021, the company recorded net pre-tax restructuring charges of approximately $167 million, comprised of $74 million of severance and related benefit costs, $45 million of asset related charges, $6 million of asset retirement obligations and $42 million of costs related to contract terminations (contract terminations includes early lease terminations). The company does not anticipate any additional material charges from the 2021 Restructuring Activities as actions associated with this charge are substantially complete.

Future cash payments related to this charge are anticipated to be approximately $70 million, primarily related to the payment of severance and related benefits, asset retirement obligations, and costs related to contract terminations.

The 2021 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $70 million of savings on a run rate basis by 2023. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 5,572,000 shares during the year ended December 31, 2021 in the open market for a total cost of $250 million.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company repurchased and retired 15,378,000 shares, 8,503,000 shares, and 824,000 shares during the years ended December 31, 2021, 2020, and 2019, respectively, in the open market for a total cost of $700 million, $275 million, and $25 million, respectively.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. The company recorded net pre-tax restructuring charges of $185 million from inception-to-date under the Execute to Win Productivity Program, consisting of $124 million of asset related charges and $61 million of severance and related benefit costs. Actions associated with the Execute to Win Productivity Program were substantially complete by the end of 2020.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded net pre-tax restructuring charges of $833 million from inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $316 million, contract termination costs of $190 million, and asset-related charges of $327 million. Actions associated with the Synergy Program, including employee separations, were substantially complete in 2019.

The company included cumulative savings associated with these actions within its cost synergy commitment of approximately $1.2 billion through 2021. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Sales

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Net Sales	$15,655	$14,217	$13,846

2021 versus 2020
Net sales were $15,655 million for the year ended December 31, 2021, compared to $14,217 million for the year ended December 31, 2020. Volume increased 5 percent versus the year-ago period with increases in all regions, led by Latin America. The volume increases were primarily driven by strong demand, the continued penetration of new and differentiated products and increased planted area. Price increased 4 percent versus prior year, driven by a continued focus on the company's price for value strategy and pricing for higher raw material and logistical costs.

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

	For the Year Ended December 31,
(In millions)	2021		2020		2019
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$15,655	100%	$14,217	100%	$13,846	100%
North America	7,536	48%	7,168	50%	6,929	50%
EMEA	3,123	20%	2,842	20%	2,740	20%
Latin America	3,545	23%	2,805	20%	2,889	21%
Asia Pacific	1,451	9%	1,402	10%	1,288	9%

	Year Ended December 31, 2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$368	5%	2%	2%	1%	—%
EMEA	281	10%	3%	3%	4%	—%
Latin America	740	26%	10%	17%	(1)%	—%
Asia Pacific	49	3%	2%	1%	2%	(2)%
Total	$1,438	10%	4%	5%	1%	—%

	Year Ended December 31, 2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$239	3%	1%	3%	(1)%	—%
EMEA	102	4%	2%	6%	(4)%	—%
Latin America	(84)	(3)%	7%	10%	(20)%	—%
Asia Pacific	114	9%	2%	11%	(3)%	(1)%
Total	$371	3%	3%	5%	(5)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

COGS

	For the Year Ended December 31,
(In millions)	2021	2020	2019
COGS	$9,220	$8,507	$8,575

(In millions)	For the Year Ended December 31, 2019
Pro Forma COGS	$8,386

2021 versus 2020
COGS was $9,220 million (59 percent of net sales) for the year ended December 31, 2021 compared to $8,507 million (60 percent of net sales) for the year ended December 31, 2020. The increase was primarily driven by increased volumes in both seed and crop protection, higher input costs, freight and logistics, which are primarily market-driven, and unfavorable currency, partially offset by ongoing cost and productivity actions. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

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

Research and Development Expense ("R&D")

	For the Year Ended December 31,
(In millions)	2021	2020	2019
R&D	$1,187	$1,142	$1,147

2021 versus 2020
R&D expense was $1,187 million (8 percent of net sales) for the year ended December 31, 2021 and $1,142 million (8 percent of net sales) for the year ended December 31, 2020. The increase was primarily driven by increases in contract labor, variable compensation and unfavorable currency, partially offset by ongoing cost and productivity actions.

2020 versus 2019
R&D expense was $1,142 million (8 percent of net sales) for the year ended December 31, 2020 and $1,147 million (8 percent of net sales) for the year ended December 31, 2019. The decrease was primarily driven by currency benefits and ongoing cost and productivity actions, partially offset by increased investments to support new products in crop protection.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Selling, General and Administrative Expenses ("SG&A")

	For the Year Ended December 31,
(In millions)	2021	2020	2019
SG&A	$3,209	$3,043	$3,065

(In millions)	For the Year Ended December 31, 2019
Pro Forma SG&A	$3,068

2021 versus 2020
SG&A was $3,209 million (20 percent of net sales) for the year ended December 31, 2021 and $3,043 million (21 percent of net sales) for the year ended December 31, 2020. The increase was driven primarily by increases in commission expense, employee related benefit costs, salaries and wages, variable compensation, enterprise resource planning ("ERP") costs and unfavorable currency, partially offset by a decrease in bad debt expense and ongoing cost and productivity actions.

2020 versus 2019
SG&A was $3,043 million (21 percent of net sales) for the year ended December 31, 2020 and $3,065 million (22 percent of net sales) for the year ended December 31, 2019. The decrease was primarily driven by currency benefits and ongoing cost and productivity actions taken to curtail spending, partially offset by higher commissions and selling expenses due to higher volumes, higher ERP costs and higher product launch costs.

Amortization of Intangibles

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Amortization of Intangibles	$722	$682	$475

2021 versus 2020
Intangible asset amortization was $722 million for the year ended December 31, 2021 and $682 million for the year ended December 31, 2020. The increase was primarily driven by the full year impact of the trade name asset, which changed from an indefinite lived intangible asset to definite lived with a useful life of 25 years in the fourth quarter of 2020. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information for the above items.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Restructuring and Asset Related Charges - Net

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Restructuring and Asset Related Charges - Net	$289	$335	$222

2021
Restructuring and asset related charges - net were $289 million for the year ended December 31, 2021, which was primarily comprised of a $167 million net charge related to the 2021 Restructuring Actions and $125 million of restructuring and asset related charges - net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $167 million net charge associated with the 2021 Restructuring Actions was comprised of $74 million of severance and related benefit costs, $45 million of asset related charges, $6 million of asset retirement obligations and $42 million of costs related to contract terminations (contract terminations includes early lease terminations).

2020
Restructuring and asset related charges - net were $335 million for the year ended December 31, 2020, which was comprised of a $176 million net charge related to the Execute to Win Productivity Program and $159 million of restructuring and asset related charges - net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $176 million net charge associated with the Execute to Win Productivity Program was comprised of $113 million of asset related charges and $63 million of severance and related benefit costs.

2019
Restructuring and asset related charges - net were $222 million for the year ended December 31, 2019, which was comprised of $144 million of asset related charges (discussed in the "Asset Impairment" section, below) and a $92 million net charge related to the Synergy Program, offset by a net benefit of $14 million related to the DowDuPont Agriculture Division Restructuring Program. The $92 million net charge associated with the Synergy Program was comprised of $69 million of contract termination charges and $30 million of asset related charges, partially offset by a $7 million benefit on the reduction of severance and related benefit costs. The $14 million net benefit associated with the DowDuPont Agriculture Division Restructuring Program included a $17 million benefit on the reduction of severance and related benefit costs, partially offset by $3 million of asset related charges.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Integration and Separation Costs

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Integration and Separation Costs	$—	$—	$744

(In millions)	For the Year Ended December 31, 2019
Pro Forma Integration and Separation Costs	$632

Integration and separation costs were $744 million for the year ended December 31, 2019. These costs consisted primarily of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS. Pro forma integration and separation costs were $632 million for the year ended December 31, 2019. These costs were primarily driven by financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Business Separations and the integration of EID’s Pioneer and Crop Protection businesses with DAS.

Other Income - Net

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Other Income - Net	$1,348	$212	$215
2021 versus 2020
Other income - net was income of $1,348 million for the year ended December 31, 2021 and income of $212 million for the year ended December 31, 2020. The increase was primarily driven by an increase in non-operating pension and other post-employment benefit credits, driven by the 2020 OPEB Plan Amendments, a decrease in net exchange losses, and the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”). The increases are partially offset by the 2021 officer indemnification payment and a charge related to a contract termination with a third-party service provider. See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

2020 versus 2019
Other income - net was income of $212 million for the year ended December 31, 2020 and income of $215 million for the year ended December 31, 2019. The increase in non-operating pension and other post-employment benefit credits was offset by higher net exchange losses as well as net losses on sales of businesses and other assets for the year ended December 31, 2020, compared to net gains in 2019 and a change in miscellaneous income. Other income - net for the year ended December 31, 2020 includes a $(53) million loss on the expected sale of the La Porte site. See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Interest Expense

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Interest Expense	$30	$45	$136

(In millions)	For the Year Ended December 31, 2019
Pro Forma Interest Expense	$91

2021 versus 2020
Interest expense was $30 million and $45 million for the years ended December 31, 2021 and 2020, respectively. The change was primarily driven by lower average short-term borrowings and lower interest rates, partially offset by higher average long-term borrowings.

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

Provision for (Benefit from) Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Provision for (Benefit from) Income Taxes on Continuing Operations	$524	$(81)	$(46)
Effective Tax Rate	22.3%	(12.0)%	14.6%

(In millions)	For the Year Ended December 31, 2019
Pro Forma Provision for (Benefit from) Income Taxes on Continuing Operations	$1
Pro Forma Effective Tax Rate	3.7%

2021
For the year ended December 31, 2021, the company’s effective tax rate of 22.3 percent on pre-tax income from continuing operations of 2,346 million was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, the tax impact of income from pension and other post employment benefits, and a $23 million charge associated with repatriation of cash held outside of the U.S. These items were partially offset by the impacts of favorable geographic mix of earnings and a $(57) million benefit related to U.S. tax credits for increasing research activities.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2019
For the year ended December 31, 2019, the company’s effective tax rate of 14.6 percent on pre-tax loss from continuing operations of $(316) million was unfavorably impacted by a tax charge of $146 million related to the U.S. state blended tax rate changes associated with the Business Separations and a tax charge of $35 million related to application of foreign tax provisions. Other net unfavorable effective tax rate impacts included those related to the Argentine peso devaluation, integration and separation costs, non-tax-deductible amortization of the fair value step-up in inventories as a result of the Merger, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by a tax benefit of $(102) million related to an internal legal entity restructuring associated with the Business Separations, tax benefits of $(38) million associated with the enactment of the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), a $(34) million tax benefit associated with the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Switzerland, as well as $(19) million of tax benefits associated with changes in accruals for certain prior year tax positions and reductions in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations.

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

(Loss) Income from Discontinued Operations After Tax

	For the Year Ended December 31,
(In millions)	2021	2020	2019
(Loss) Income from Discontinued Operations After Income Taxes	$(53)	$(55)	$(671)

2021 versus 2020
(Loss) income from discontinued operations after income taxes was $(53) million for the year ended December 31, 2021 and $(55) million for the year ended December 31, 2020. The year ended December 31, 2021 primarily reflects charges relating to PFAS environmental remediation activities at the Chemours Fayetteville Works facility and the settlement with the State of Delaware for PFAS related natural resource damage claims. See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further discussion. See below for discussion of discontinued operations for the year ended December 31, 2020.

2020 versus 2019
(Loss) income from discontinued operations after income taxes was $(55) million for the year ended December 31, 2020 and $(671) million for the year ended December 31, 2019. The year ended December 31, 2020 primarily reflects an after-tax charge of $(65) million as a result of the MOU, and the settlement of approximately 95 matters, as well as unfiled matters remaining in the Ohio MDL. See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further discussion. The year ended December 31, 2019 reflects the financial results recognized for the EID Specialty Entities of $(859) million, which includes a non-cash goodwill impairment charge of $(1,102) million and impairment charge relating to equity method investment of $(63) million, partially offset by changes in accruals for certain prior tax positions relating to the Divested Ag Business of $80 million, adjustments of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses of $89 million and the financial results recognized for EID ECP of $19 million.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Interest Expense
2021 versus 2020
EID’s interest expense was $80 million for the year ended December 31, 2021 and $145 million for the year ended December 31, 2020. The change was primarily driven by the items noted on page 42, under the header “Interest Expense – 2021 versus 2020,” and by lower interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

2020 versus 2019
EID’s interest expense was $145 million for the year ended December 31, 2020 and $242 million for the year ended December 31, 2019. The change was primarily driven by the items noted on page 42, under the header "Interest Expense - 2020 versus 2019," and by lower interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Provision for (Benefit from) Income Taxes
2021
For the year ended December 31, 2021, EID had an effective tax rate of 22.2 percent on pre-tax income from continuing operations of $2,296 million, driven by the items noted on page 42, under the header “Provision for Income Taxes - 2021” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 3 - Income Taxes, to the EID Consolidated Financial Statements for further information.

2020
For the year ended December 31, 2020, EID had an effective tax rate of (18.3) percent on pre-tax income from continuing operations of $575 million, driven by the items noted on page 42, under the header “Provision for Income Taxes - 2020” and a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. See Note 3 - Income Taxes, to the EID Consolidated Financial Statements for further information.

2019
For the year ended December 31, 2019, EID had an effective tax rate of 16.8 percent on pre-tax loss from continuing operations of $(422) million, driven by the items noted on page 43, under the header "Provision for Income Taxes - 2019" and a tax benefit related to the interest expense incurred on a related party loan between EID and Corteva, Inc. See Note 3 - Income Taxes, to the EID Consolidated Financial Statements for further information.

Corporate Outlook - 2022
Global demand for agricultural products continues to be strong with an expected record demand for grain and oilseeds. The company anticipates total U.S. corn and soybean planted area to be flat, with a modest shift towards soybeans.

The company expects net sales to be in the range of $16.7 billion and $17.0 billion, driven by new product sales and continued focus on the company’s price for value strategy, partially offset by currency headwinds.

The company expects Operating EBITDA to be in the range of $2.8 billion and $3.0 billion with new product sales, pricing and ongoing cost savings actions offsetting the expected increased input costs. Operating Earnings Per Share is expected to be in the range of $2.30 and $2.50 per share. Refer to further discussion of Non-GAAP metrics on pages 52 - 54.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from global economic conditions. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 53 for Significant Items recorded in the years ended December 31, 2021, 2020 and 2019). However, the company expects non-operating benefits to be approximately $1 billion lower, as a result of the 2020 OPEB Plan Amendments, an increase in the discount rates, and a change in the expected long-term rate of return on plan assets. Refer to the company's discussion on Long-term Employee Benefits on page 65. Additionally, beginning January 1, 2020, the company recognizes non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to the Company's Critical Accounting Estimates for Prepaid Royalties on page 63.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Supplemental Unaudited Pro Forma Financial Information
The supplemental unaudited pro forma statements of operations (the "unaudited pro forma statements of operations") for Corteva for the year ended December 31, 2019 gives effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Unaudited Pro Forma Statement of Operations	For the Year Ended December 31, 2019
(In millions, except per share amounts)	Corteva (As Reported - GAAP)	Merger [1]	Debt Retirement [2]	Separations Related [3]	Pro Forma
Net sales	$13,846	$—	$—	$—	$13,846
Cost of goods sold	8,575	(205)	—	16	8,386
Research and development expense	1,147	—	—	—	1,147
Selling, general and administrative expenses	3,065	—	—	3	3,068
Amortization of intangibles	475	—	—	—	475
Restructuring and asset related charges - net	222	—	—	—	222
Integration and separation costs	744	—	—	(112)	632
Other income - net	215	—	—	—	215
Loss on early extinguishment of debt	13	—	—	—	13
Interest expense	136	—	(45)	—	91
Income (loss) from continuing operations before income taxes	(316)	205	45	93	27
Provision for (benefit from) income taxes on continuing operations	(46)	36	10	1	1
Income (loss) from continuing operations after income taxes	(270)	169	35	92	26
Net income (loss) from continuing operations attributable to noncontrolling interests	13	—	—	—	13
Net income (loss) attributable to Corteva	$(283)	$169	$35	$92	$13

Per share common data
Earnings (loss) per share of common stock from continuing operations - basic					$0.02
Earnings (loss) per share of common stock from continuing operations - diluted					$0.02

Weighted-average common shares outstanding - basic					749.5
Weighted-average common shares outstanding - diluted					749.5
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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: seed and crop protection. The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment offers trait technologies that improve resistance to weather, disease, insects and herbicides used to control weeds, and trait technologies that enhance food and nutritional characteristics, and also provides digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability. The segment competes in a wide variety of agricultural markets. The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2021, 2020 and 2019. For the year ended December 31, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the chief operating decision maker ("CODM") assesses performance and allocates resources. Pro forma adjustments used in the calculation of pro forma segment operating EBITDA were determined in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments. For the year ended December 31, 2019, these adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016 (refer to supplemental unaudited pro forma financial statements on page 45). The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB benefit (costs), tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 25 - Segment Information, to the Consolidated Financial Statements for details related to significant pre-tax benefits (costs) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the years ended December 31, 2021, 2020 and 2019 is included in Note 25 - Segment Information, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed	For the Year Ended December 31,
In millions	2021	2020	2019[1]
Net sales	$8,402	$7,756	$7,590
Segment operating EBITDA	$1,512	$1,208	$1,040
1.The year ended December 31, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

Seed	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$209	4%	1%	2%	1%	—%
EMEA	131	9%	5%	1%	3%	—%
Latin America	303	27%	16%	14%	(3)%	—%
Asia Pacific	3	1%	2%	(2)%	1%	—%
Total	$646	8%	4%	4%	—%	—%

Seed	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$436	8%	5%	3%	—%	—%
Soybeans	123	9%	—%	7%	2%	—%
Other oilseeds	133	21%	5%	14%	2%	—%
Other	(46)	(9)%	(2)%	(8)%	1%	—%
Total	$646	8%	4%	4%	—%	—%

Seed	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$71	2%	—%	2%	—%	—%
EMEA	90	7%	4%	8%	(5)%	—%
Latin America	(13)	(1)%	4%	13%	(18)%	—%
Asia Pacific	18	5%	4%	6%	(5)%	—%
Total	$166	2%	1%	5%	(4)%	—%

Seed	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$56	1%	2%	4%	(5)%	—%
Soybeans	58	4%	2%	4%	(2)%	—%
Other oilseeds	26	4%	—%	8%	(4)%	—%
Other	26	5%	3%	5%	(3)%	—%
Total	$166	2%	1%	5%	(4)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed
Seed net sales were $8,402 million in 2021, up 8 percent from $7,756 million in 2020. The increase was driven by a 4 percent increase in price and a 4 percent increase in volume. Local price gains were driven by strong adoption of new Seed technology, including price execution in Latin America and EMEA, with corn price up 5 percent globally. These gains were partially offset by competitive pricing pressure in North America soybeans, where price was down 2 percent. The increase in volume was driven by strong demand for corn in Brazil, coupled with higher soybean and corn sales in North America.

Seed operating EBITDA was $1,512 million in 2021, up 25 percent from $1,208 million in 2020. Continued price execution, volume gains, ongoing cost and productivity actions, lower royalties, and lower bad debt expense more than offset higher input costs, higher freight and warehousing costs, and higher variable compensation costs.

Seed net sales were $7,756 million in 2020, up 2 percent from $7,590 million in 2019. The increase was driven by a 5 percent increase in volume and 1 percent increase in price, partially offset by a 4 percent unfavorable impact from currency. Volume growth was driven by the recovery of soybean planted area in North America and strong summer and Safrinha sales in Brazil. Global corn price grew 2 percent year over year, primarily driven by continued penetration from products such as Qrome® and PowerCore ULTRATM. North America soybean price increased 2 percent versus the year-ago period due to superior product performance and strong execution. Unfavorable currency impacts were led by the Brazilian Real.

Seed operating EBITDA was $1,208 million in 2020, up 16 percent from pro forma operating EBITDA of $1,040 million in 2019. Favorable mix, volume gains and ongoing cost and productivity actions more than offset the unfavorable impact of currency, higher input costs and higher royalties.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	For the Year Ended December 31,
In millions	2021	2020	2019[1]
Net sales	$7,253	$6,461	$6,256
Segment operating EBITDA	$1,202	$1,004	$1,066
1.The year ended December 31, 2019 is presented on a Pro Forma Basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

Crop Protection	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$159	7%	6%	—%	1%	—%
EMEA	150	11%	2%	4%	5%	—%
Latin America	437	26%	7%	19%	—%	—%
Asia Pacific	46	4%	1%	3%	3%	(3)%
Total	$792	12%	5%	6%	2%	(1)%

Crop Protection	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$535	16%	7%	7%	2%	—%
Insecticides	(34)	(2)%	2%	(5)%	1%	—%
Fungicides	278	27%	4%	22%	3%	(2)%
Other	13	3%	(8)%	11%	—%	—%
Total	$792	12%	5%	6%	2%	(1)%

Crop Protection	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$168	8%	3%	5%	—%	—%
EMEA	12	1%	1%	3%	(2)%	(1)%
Latin America	(71)	(4)%	9%	8%	(21)%	—%
Asia Pacific	96	10%	1%	13%	(2)%	(2)%
Total	$205	3%	4%	7%	(7)%	(1)%

Crop Protection	2020 vs. 2019		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$74	2%	1%	7%	(5)%	(1)%
Insecticides	112	7%	5%	9%	(7)%	—%
Fungicides	(40)	(4)%	5%	5%	(12)%	(2)%
Other[1]	59	18%	24%	1%	(7)%	—%
Total	$205	3%	4%	7%	(7)%	(1)%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection
Crop protection net sales were $7,253 million in 2021, up 12 percent from $6,461 million in 2020. The increase was due to a 6 percent increase in volume, a 5 percent increase in price and a 2 percent favorable impact from currency, partially offset by a 1 percent unfavorable portfolio impact.

Volume gains were led by continued penetration of new products globally, with combined sales of over $1.4 billion in 2021, up nearly $450 million compared to the prior-year period, led by EnlistTM and ArylexTM herbicides and IsoclastTM insecticide. These volume gains were partially offset by an approximate $275 million impact from the company's decision to phase out select low-margin products.

The increase in price was primarily driven by gains in North America and Latin America, including pricing for higher raw material and logistical costs. Favorable currency impacts were primarily from the Euro. The portfolio impact was driven by a divestiture in Asia Pacific.

Crop protection operating EBITDA was $1,202 million in 2021, up 20 percent from $1,004 million from 2020. Pricing execution, continued penetration of new products, ongoing cost and productivity actions, and a favorable impact from currency more than offset higher input costs, including raw material and logistical costs, and higher variable compensation costs.

Crop protection net sales were $6,461 million in 2020, up from $6,256 million in 2019. Sales gains were driven by a 7 percent increase in volume and a 4 percent increase in price, which was partially offset by a 7 percent impact from currency and a 1 percent impact from portfolio.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings (loss) per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below. For the year ended December 31, 2019, information is on a pro forma basis and these non-GAAP measures are being reconciled to a pro forma GAAP financial measure prepared and presented in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments, which are reconciled to the GAAP reported figures. See Article 11 Pro Forma Combined Statements of Operations on page 46.

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Effective January 1, 2021, on a prospective basis, the company excludes from segment operating EBITDA net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Non-operating benefits (costs) consists of non-operating pension and OPEB benefits (costs), tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as "earnings (loss) per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Year Ended December 31,
	2021	2020	2019
(In millions)	As Reported	As Reported	Pro Forma
Income (loss) from continuing operations after income taxes	$1,822	$756	$26
Provision for (benefit from) income taxes on continuing operations	524	(81)	1
Income (loss) from continuing operations before income taxes	2,346	675	27
Depreciation and amortization	1,243	1,177	1,000
Interest income	(77)	(56)	(59)
Interest expense	30	45	91
Exchange (gains) losses	54	174	66
Non-operating (benefits) costs	(1,256)	(316)	(129)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[1]	—
Significant items (benefit) charge	236	388	991
Operating EBITDA (Non-GAAP)	$2,576	$2,087	$1,987
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gains or losses from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There were no unrealized mark-to-market (gains) losses for the years ended December 31, 2020 and 2019.

Significant Items

	Year Ended December 31,
	2021	2020	2019
(In millions)	As Reported	As Reported	Pro Forma
Integration and separation costs	$—	$—	$632
Restructuring and asset related charges - net	289	335	222
Equity securities mark-to-market gain	(47)	—	—
Loss on divestiture	—	53	24
Amortization of inventory step-up	—	—	67
Argentina currency devaluation	—	—	33
Loss on early extinguishment of debt	—	—	13
Employee Retention Credit	(60)	—	—
Contract termination	54	—	—
Total pretax significant items (benefit) charge	236	388	991
Total tax (benefit) charge impact of significant items[1]	(51)	(86)	(135)
Tax only significant item (benefit) charge[2]	(9)	(192)	(72)
Total significant items (benefit) charge, net of tax	$176	$110	$784
1.The tax benefit impact of significant items for the year ended December 31, 2019 includes a net tax charge of $35 million related to application of foreign tax provisions, a net tax charge of $146 million related to U.S. state blended tax rate changes associated with the Internal Reorganizations, and a net tax benefit of $(102) million related to an internal legal entity restructuring associated with the Internal Reorganizations. Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
2.The tax only significant item benefit for the year ended December 31, 2021 reflects a net benefit for the impact of changes in valuation allowances recorded against the net deferred tax asset positions of two legal entities in Brazil of $(57) million and $44 million, as well as an adjustment related to the impacts of Swiss Tax Reform of $4 million. The tax only significant item benefit for the year ended December 31, 2020 reflects the impacts of the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") ($(182) million benefit) and a benefit due to an elective change in accounting method that alters the 2019 impact of the business separation on foreign tax provisions ($(29) million benefit), partially offset by a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset ($19 million charge). The tax only significant item benefit for the year ended December 31, 2019 reflects the impacts of Swiss Tax Reform ($(38) million

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

benefit) and the release of a tax valuation allowance recorded against the net deferred tax asset position of a Swiss legal entity ($(34) million benefit).

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Year Ended December 31,
	2021	2020	2019
(In millions)	As Reported	As Reported	Pro Forma
Income (loss) from continuing operations attributable to Corteva	$1,812	$736	$13
Less: Non-operating benefits (costs), after tax	955	237	100
Less: Amortization of intangibles (existing as of Separation), after tax	(562)	(518)	(376)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges[1]	—
Less: Significant items benefit (charge), after tax	(176)	(110)	(784)
Operating Earnings (Loss) (Non-GAAP)	$1,595	$1,127	$1,073

	Year Ended December 31,
	2021	2020	2019
	As Reported	As Reported	Pro Forma
Earnings (loss) per share of common stock from continuing operations - diluted	$2.44	$0.98	$0.02
Less: Non-operating benefits (costs), after tax	1.29	0.32	0.13
Less: Amortization of intangibles (existing as of Separation), after tax	(0.76)	(0.69)	(0.50)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax[1]	—
Less: Significant items benefit (charge), after tax	(0.24)	(0.15)	(1.04)
Operating Earnings (Loss) Per Share (Non-GAAP)	$2.15	$1.50	$1.43
Diluted Shares Outstanding (in millions)	741.6	751.2	749.5
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There were no unrealized mark-to-market (gains) losses for the years ended December 31, 2020 and 2019.

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(Dollars in millions)	December 31, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$4,545	$3,795
Total debt	$1,117	$1,105

The company's cash, cash equivalents and marketable securities at December 31, 2021 and December 31, 2020 were $4.5 billion, and $3.8 billion respectively. Total debt at December 31, 2021 and 2020 was $1.1 billion, respectively. See further information under Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements.

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

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, dividend payments, share repurchases and pension obligations. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $6.4 billion in committed and uncommitted unused credit lines at December 31, 2021 and 2020, respectively. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities and funding Corteva's costs and expenses.

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

In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. During 2021, the company contributed is initial deposit into the MOU Escrow Account, which is classified as noncurrent restricted cash equivalents and is included in other assets in the Consolidated Balance Sheets. Refer to Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further details on the MOU and Letter Agreement.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2021 the company was in compliance with these covenants.

In March 2020, the company drew down $500 million under the three-year revolving credit facility to finance its short term liquidity needs as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic, and repaid that borrowing in full in June 2020.

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

In February 2021, the company entered into a committed receivable repurchase facility of up to $1 billion (the "2021 Repurchase Facility") which expired in December 2021. Under the 2021 Repurchase Facility, Corteva sold a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agreed to repurchase at a future date.

In February 2022, the company entered into a new committed receivable repurchase facility of up to $500 million (the "2022 Repurchase Facility") which expires in December 2022. See further discussion of the 2022 Repurchase Facility in Note 26 - Subsequent Events, to the Consolidated Financial Statements.
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
The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of its seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for more information on the company’s guarantees.

Capacity Expansion
During 2021, the company's Board of Directors authorized a $113 million increase in the capital investment (approximately $260 million in total) for the previously announced expansion of Spinosyns fermentation capacity. The 30 percent increase in capacity is staged to come online over the next several years. Higher capital investment is primarily due to updated design requirements impacting materials, labor and engineering costs.

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

The company's cash, cash equivalents and marketable securities at December 31, 2021 and December 31, 2020 are $4.5 billion and $3.8 billion, respectively, of which $2.9 billion and $3.1 billion at December 31, 2021 and 2020, respectively, was held by subsidiaries in foreign countries, including United States territories. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2021, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash provided by (used for) operating activities	$2,727	$2,064	$1,070

Cash provided by (used for) operating activities for the year ended December 31, 2021 was $2,727 million compared to $2,064 million for the year ended December 31, 2020. The increase in cash provided by (used for) operating activities was driven by an increase in net income, and improvement in working capital primarily driven by higher customer prepayments and higher accounts payable.

Cash provided by (used for) operating activities for the year ended December 31, 2020 was $2,064 million compared to $1,070 million for the year ended December 31, 2019. The increase in cash provided by (used for) operating activities was driven by an increase in net income, including a decrease in integration and separation costs, and improvement in working capital, partially offset by the absence of the net impact of cash earnings from EID ECP and EID Specialty Products entities, as a result of the Internal Reorganizations and Business Realignments in 2019.

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash provided by (used for) investing activities	$(362)	$(674)	$(904)

Cash provided by (used for) investing activities was $(362) million for the year ended December 31, 2021 compared to $(674) million for the year ended December 31, 2020. The change was primarily due to lower purchases of investments and proceeds of marketable securities, partially offset by higher capital expenditures.

Cash provided by (used for) investing activities was $(674) million for the year ended December 31, 2020 compared to $(904) million for the year ended December 31, 2019. The change was primarily due to lower capital expenditures driven by the Internal Reorganizations and Business Realignments in 2019, partially offset by higher net purchases of investments and lower proceeds from sales of property, businesses, and consolidated companies.

Capital expenditures totaled $573 million, $475 million, and $1,163 million for the years ended December 31, 2021, 2020 and 2019, respectively. The year ended December 31, 2019 includes capital expenditures of $497 million, related to the EID Specialty Products and EID ECP (i.e., ethylene copolymers business, excluding its ethylene acrylic elastomers business) Entities. The company expects 2022 capital expenditures to be approximately $645 million.

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash provided by (used for) financing activities	$(1,266)	$303	$(2,929)

Cash provided by (used for) financing activities was $(1,266) million for the year ended December 31, 2021 compared to $303 million for the year ended December 31, 2020. The change was primarily due to lower borrowings and higher repurchases of Corteva common stock.

Cash provided by (used for) financing activities was $303 million for the year ended December 31, 2020 compared to $(2,929) million for the year ended December 31, 2019. The change was primarily due to lower payments on long-term debt, due to the 2019 debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (using a portion of the contributions from DowDuPont), lower net payment on borrowings (less than 90 days), the May 2020 Debt Offering, and the absence of distributions to DowDuPont (which in 2019 were used primarily to fund a portion of DowDuPont’s dividend payments). This was partially offset by dividends to Corteva stockholders, repurchases of Corteva common stock and payments for the acquisition of noncontrolling interests. In addition, during the year ended December 31, 2019 there was a transfer of cash to DowDuPont as part of the Internal Reorganizations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

During 2021, the company's Board of Directors authorized and paid quarterly dividends on its common stock of $0.13, $0.13, $0.14, and $0.14 in the first, second, third and fourth quarters, respectively.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 5,572,000 shares during the year ended December 31, 2021 in the open market for a total cost of $250 million.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share BuyBack Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company repurchased and retired 15,378,000 shares, 8,503,000 shares, and 824,000 shares during the years ended December 31, 2021, 2020, and 2019, respectively, in the open market for a total cost of $700 million, $275 million, and $25 million, respectively. See Note 19 - Stockholders' Equity, to the Consolidated Financial Statements, for additional information related to the share buyback plans.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion, only for the differences between EID and Corteva, Inc.

Cash provided by (used for) operating activities
EID’s cash provided by (used for) operating activities for the year ended December 31, 2021 was $2,689 million compared to $1,986 million for the year ended December 31, 2020. The change was primarily driven by the items noted on page 58, under the header "Cash provided by (used for) operating activities."

EID’s cash provided by (used for) operating activities for the year ended December 31, 2020 was $1,986 million compared to $996 million for the year ended December 31, 2019. The change was primarily driven by the items noted on page 58, under the header "Cash provided by (used for) operating activities."

Cash provided by (used for) financing activities
EID’s cash provided by (used for) financing activities was $(1,228) million for the year ended December 31, 2021 compared to $381 million for the year ended December 31, 2020. The change was primarily driven by lower proceeds from issuance of long-term debt partially offset by lower payments on long-term debt on related party debt.

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

Pension Plans and Other Post Employment Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and OPEB plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if all or almost all of a plan’s participants are inactive.

Substantially all of the company's benefit obligation for pensions and OPEB are attributable to the benefit plans in the U.S. In the U.S., the single equivalent discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. The company measures the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date. The weighted average discount rates used in developing the 2022 net periodic pension and OPEB costs are expected to be 2.82 percent and 2.59 percent, respectively.

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The expected long-term rate of return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. In determining the 2021 net periodic pension cost in the U.S., 5.75 percent of expected long-term rate of return on plan assets assumption was used. After re-evaluating the current strategic asset allocation and recent market conditions, the company lowered the expected long-term rate of return on plan assets assumption to 4.50 percent to be used in determining the 2022 net periodic pension cost in the U.S. Consistent with prior years, the expected long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. For the years ended December 31, 2021 and 2020, the market-related value of assets is calculated by averaging market returns over 36 months, however, as a result of the Merger, the market-related value of assets was calculated by averaging market returns from September 1, 2017 through the year ended December 31, 2019.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	December 31, 2021	December 31, 2020	December 31, 2019
Market-related value of assets	$17.2	$16.3	$16.4
Fair value of plan assets	17.5	17.5	16.6

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2021:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(33)	$36
Expected rate of return on plan assets	42	(42)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 65 and in Note 20 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2021, the company had accrued obligations of $452 million for probable environmental remediation and restoration costs, including $68 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $592 million above that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Indemnification Assets
The company has entered into various agreements where the company is indemnified for certain liabilities by DuPont, Dow, and Chemours. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. In assessing the probability of recovery, the company considers the contractual rights under the separation agreements and any potential credit risk. Future events, such as potential disputes related to recovery as well as the solvency of DuPont, Dow, and / or Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable. See Note 5 - Divestitures and Other Transactions and Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information related to indemnifications.

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

At December 31, 2021, the company had a net deferred tax liability balance of $782 million, inclusive of a valuation allowance of $366 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

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

If additional quantitative testing is required, the reporting unit’s fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of goodwill associated with the reporting unit. The company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs, or the market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company’s significant assumptions in these analyses include future cash flow projections, weighted average cost of capital, the terminal growth rate and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the company’s forecasts. The company derives its discount rates using a capital asset pricing model and analyzes published rates for industries relevant to its reporting units to estimate the cost of equity financing. The company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Discount rates used in the company’s valuations ranged from 9.25 percent to 16.5 percent. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the goodwill impairment analyses performed in the fourth quarter 2021, the company concluded the fair value of each of the reporting units exceeded their respective carrying values by more than 20 percent, and no goodwill impairment charge was necessary.

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

At December 31, 2021, the balance of prepaid royalties reflected in other current assets and other assets was $303 million and $256 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation has been that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies,

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

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

In connection with the departure from these traits in the company's product portfolio, beginning January 1, 2020 the company presents and discloses the accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represents the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the per unit cash rate per the Roundup Ready 2 License Agreement. For the year ended December 31, 2021, the company recognized $125 million in restructuring and asset related charges - net in the Consolidated Statement of Operations from non-cash accelerated prepaid royalty amortization expense. The expected non-cash accelerated prepaid royalty amortization expense estimated for 2022 is approximately $102 million, aggregating to approximately $235 million over the next 3 years.

Further changes in factors and assumptions associated with usage of the trait platform licensed under the Roundup Ready 2 License Agreement, including the Transition Plan, could further impact the rate of recognition of the prepaid royalty and statement of operations presentation of the accelerated prepaid royalty amortization expense.

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Historically, the company has not made significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Our principal commitments consist of long-term debt, operating and finance lease obligations and environmental remediation obligations. Refer to further discussion on long-term debt and operating and finance lease obligations in Note 17 - Long-Term Debt and Available Credit Facilities and Note 16 – Leases, to the Consolidated Financial Statements, respectively. Refer to discussion on environmental remediation obligations on page 68 of this report.

Information related to the company's other significant contractual obligations are summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2021	2022	2023 and beyond
Expected cumulative cash requirements for interest payments through maturity	$138	$20	$118
Purchase obligations[1]	1,363	741	622
License agreements[2,3]	307	121	186
Other liabilities[2,4]	285	53	232
Total [5]	$2,093	$935	$1,158
1.Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.
2.Included in the Consolidated Financial Statements.
3.    Represents undiscounted remaining payments under Pioneer license agreements ($305 million on a discounted basis).
4.    Includes liabilities related to employee-related benefits other than pension and other post employment benefits, asset retirement obligations and other noncurrent liabilities.
5.    Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 10 - Income Taxes, to the Consolidated Financial Statements for additional detail.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees ("other post employment benefits" or "OPEB"). Substantially all of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide OPEB obligations are attributable to the U.S. benefit plans.

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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans. The company froze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018, resulting in the participants no longer accruing additional benefits. In addition to the changes to the U.S. pension plans, OPEB eligible employees who were under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

In September 2021, the company transferred approximately $250 million of certain benefit obligations and related assets associated with the principal U.S. pension plan to an insurance company through the purchase of nonparticipating group annuity contracts. The company may consider additional annuity purchases in the future.

In December 2020, the company amended its retiree medical, dental and life insurance plans resulting in the company no longer providing retiree dental and life insurance benefits effective January 1, 2022 and Corteva’s portion of the cost of non-Medicare retiree medical coverage no longer being adjusted for cost increases, which capped the Corteva cost at the level as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $(939) million decrease in OPEB benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income (loss) for the year ended December 31, 2020. During 2021, a substantial amount of the prior service benefit within other comprehensive income (loss) in 2020 was recognized in other income - net in the Consolidated Statement of Operations.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the years ended December 31, 2021, 2020 or 2019.

Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $8 million, $9 million, and $39 million to its funded pension plans other than the principal U.S. pension plan for the years ended December 31, 2021, 2020 and 2019, respectively.
U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $41 million, $53 million, and $82 million to its unfunded plans for the years ended December 31, 2021, 2020 and 2019, respectively.
The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $198 million, $207 million, and $202 million for the years ended December 31, 2021, 2020 and 2019, respectively. Changes in cash requirements reflect the net

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

impact of per capita health care cost, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2022, the company expects to contribute approximately $60 million to its pension plans other than the principal U.S. pension plan and approximately $140 million to its OPEB plans. The company does not anticipate making contributions to its principal U.S. pension plan in 2022.

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income (loss) from continuing operations before income taxes for the years ended December 31, 2021, 2020 and 2019 was affected by pre-tax charges related to long-term employee benefits:

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net periodic benefit (credit) cost - pension and OPEB	$(1,292)	$(340)	$(163)
Defined contributions[1]	125	127	115
Long-term employee benefit plan (credit) charges - continuing operations	$(1,167)	$(213)	$(48)
1.The year ended December 31, 2021 includes a charge of $33 million for the company contributions to be paid in 2022, which was included in accrued and other current liabilities in the Consolidated Balance Sheet.

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee benefit plan credits were $(1,167) million and $(213) million for the years ended December 31, 2021 and 2020, respectively. The change is due to the 2020 OPEB Plan Amendments and lower discount rates. See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 60 of this report for additional information on determining annual expense.

For 2022, long-term employee benefits credit is expected to decrease by about $1 billion. The decrease is mainly due to the 2020 OPEB Plan Amendments, an increase in the discount rates, and a change in the expected long-term rate of return on plan assets from 5.75 percent to 4.50 percent.
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
Pre-tax environmental expenses charged to income (loss) from continuing operations before income taxes are summarized below:

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Environmental operating costs	$144	$138	$136
Environmental remediation costs[1]	46	63	29
	$190	$201	$165
1.Environmental remediation costs include costs that are subject to the $200 million threshold and sharing arrangements as discussed in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, under the header Corteva Separation Agreement.

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

About 85 percent of total pre-tax environmental operating costs charged to income (loss) from continuing operations for the year ended December 31, 2021 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2019	$336
Remediation payments	(57)
Net increase in remediation accrual [1]	63
Net change, indemnification [2]	(13)
Balance at December 31, 2020	$329
Remediation payments	(35)
Net increase in remediation accrual [1]	46
Net change, indemnification [2]	112
Balance at December 31, 2021	$452
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

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to $592 million above the amount accrued as of December 31, 2021. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The above noted $452 million accrued obligations includes the following:

	As of December 31, 2021
(In millions)	Indemnification Asset	Accrual balance[3,5]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$159	$159	$262
Other discontinued or divested businesses obligations[1]	15	75	187

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	37	37	66

Environmental remediation liabilities not subject to indemnity	—	82	49

Indemnification liabilities related to the MOU[4]	9	99	28
Total	$220	$452	$592
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $40 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $68 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable) or possible revisions to Chemours’ Consent Order with the North Carolina Department of Environmental Quality, as any possible impacts, to the extent such items would be reimbursable under the MOU, are not yet determinable.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, under the header "Chemours/ Performance Chemicals."
5.Included accrued obligations of $133 million due in the next twelve months with the remainder being due subsequent to 2022.

As of December 31, 2021, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 500 sites around the U.S., including approximately 130 sites for which the company does not believe it has liability based on current information. Active remediation is under way at approximately 70 of the 500 sites. In addition, the company has resolved its liability at approximately 210 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. There were no new notices in 2021 or 2020.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $9 million for the year ended December 31, 2021. The company currently estimates expenditures for environmental-related capital projects to be approximately $9 million in 2022.

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

Extreme and volatile weather due to climate change may have an adverse impact on our customers’ ability to use the company's products, potentially reducing sales volumes, revenues and margins. The company continuously evaluates opportunities for

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

existing and new product and service offerings to meet the anticipated demands of climate-smart agriculture and mitigate the impact of extreme and volatile weather. The company integrates processes for identifying, assessing and managing climate-related risk into its overall risk management.

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

As demonstrated by the goals, Corteva is working to shrink its role in the emission of greenhouse gasses while enabling a more resilient agriculture value chain. Corteva has an established climate strategy, including appropriate Scopes 1, 2 and 3 greenhouse gas reduction targets. The company is seeking ways to reduce its impact and providing tools and incentives for customers to do the same. Corteva champions climate positive agriculture, utilizing carbon storage and other means to remove more carbon from the atmosphere than it emits without sacrificing farmer productivity or ongoing profitability.

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

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian Real, Swiss franc, Canadian dollar and European Euro ("EUR"). The company uses foreign exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions, investment in foreign subsidiaries, as well as the translation of foreign currency-denominated earnings and uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. In addition to the contracts disclosed in Note 22 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

Certain foreign entities of the company held USD denominated marketable securities, mainly U.S. government securities, at December 31, 2020. The USD/EUR was the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These debt securities were classified as available-for-sale marketable securities and as such, fluctuations in foreign exchange were recorded in accumulated other comprehensive income (loss) within the Consolidated Statements of Equity. These fluctuations were subsequently reclassified from accumulated other comprehensive income (loss) to earnings during 2021, which was the period in which the marketable securities were sold. At December 31, 2021, the company no longer held these USD denominated marketable securities.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2021 and 2020, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2021 and 2020. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(Dollars in millions)	2021	2020	2021	2020
Foreign currency contracts	$44	$(80)	$(211)	$(388)
Marketable securities	$—	$226	$—	$(36)

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

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued

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

As of December 31, 2021, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

E. I. du Pont de Nemours and Company

a)        Evaluation of Disclosure Controls and Procedures

EID maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in EID's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2021, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Executive Officers of the Registrant
Each of the executive officers became officers of the company in May 2019 with the exception of Mr. Charles Magro, Mr. David Anderson, and Dr. Sam Eathington who became an executive officer in November 2021, April 2021 and January 2021, respectively.

Charles V. Magro, age 52, is the Chief Executive Officer of Corteva. Prior to joining Corteva on November 1, 2021, he served as President and chief executive officer of Nutrien Ltd. ("Nutrien") from the company’s launch in 2018 until April 2021. From 2014 to 2018, Mr. Magro served as President and chief executive officer of Agrium Inc., which merged with Potash Corporation of Saskatchewan to create Nutrien. As President and CEO of Nutrien, Mr. Magro led more than 27,000 employees to achieve best-in-class engagement, top safety performance and exceptional business results. He also led the company through numerous M&A transactions, expanding globally and restructuring the industry. Prior to this role, he held a variety of other key leadership positions with the company, including Chief Operating Officer, Chief Risk Officer, Executive Vice President of Corporate Development, and Vice President of Manufacturing. He joined Agrium in 2009 following a productive career with NOVA Chemicals. Since 2018, Mr. Magro has served on the Canada Pension Plan Investment Board and will continue to serve on the board through March 2022. Previously, he served as Vice Chairman of the International Fertilizer Association and past Chair and Board Member of The Fertilizer Institute. He also served as a Board Steward for the World Economic Forum’s Food Systems Initiative, providing strategic leadership to build inclusive, sustainable, efficient, and healthy global food systems, as well as on the Boards of the International Plant Nutrition Institute, Nutrients for Life Foundation, the Business Council of Canada, and the Business Council of Alberta. Ingredion Inc., a global provider of ingredient solutions to the food and beverage manufacturing industry, elected Mr. Magro to its board of directors effective May 1, 2022.

David J. Anderson, age 72, is Executive Vice President and Chief Financial Officer of Corteva. Mr. Anderson is an experienced Chief Financial Officer, with a career spanning a number of diverse global companies across a range of industries. Prior to joining Corteva in April 2021, Mr. Anderson was interim chief financial officer at Criteo S.A., which he joined after serving as chief financial officer and chief operating officer at Nielsen Holdings plc. He previously served as executive vice president and chief financial officer of Alexion Pharmaceuticals, which he joined following his tenure of more than a decade as the chief financial officer for Honeywell. Prior to that, Mr. Anderson was the chief financial officer for ITT, Inc., Newport News Shipbuilding Inc., and RJR Nabisco, Inc. Mr. Anderson is currently a Board member of American Electric Power and previously a Board member of Cardinal Health.

Rajan Gajaria, age 54, is Executive Vice President, Business Platforms of Corteva. Mr. Gajaria previously served as vice president, global crop protection business platform, of DowDuPont Inc. Prior to this, he served as Vice President, Latin America and North America, for Dow AgroSciences since 2015. He was selected to lead Dow AgroSciences’ Latin America and Asia Pacific geographies in 2012 after being named marketing director for the company’s U.S. business in 2009. Mr. Gajaria advanced through leadership roles at Dow AgroSciences in corporate strategy, marketing, and e-business before serving as global supply chain director. He joined Dow AgroSciences’ Indian joint venture partner in Mumbai in 1993, where he served in sales and marketing roles as well as in human resources before moving to the company’s global headquarters in Indianapolis, Indiana. Effective February 18, 2022, Mr. Gajaria will retire from the company.

Timothy P. Glenn, age 55, is Executive Vice President, Chief Commercial Officer of Corteva. Mr. Glenn previously served as Vice President, Global Seed Business Platform of DowDuPont Inc. Prior to this, he served as President, DuPont Crop Protection since 2015, and from 2014 to 2015 served as vice president, integrated operations and commercial effectiveness for DuPont Pioneer. He previously held other leadership positions at DuPont Pioneer, including regional business director, Latin America and Canada, after rejoining DuPont Pioneer in 2006 as director, North America Marketing. In 1997, he joined Dow AgroSciences as corn product manager, Mycogen Seeds, and served in sales and business leadership roles in the crop protection and seeds businesses of Dow AgroSciences. He first joined Pioneer Hi-Bred International, Inc. in 1991, and held a variety of marketing roles in seed markets around the world.

Part III

Meghan Cassidy, age 46, is Senior Vice President, Chief Human Resources and Diversity Officer of Corteva. In February 2021, Ms. Cassidy became Chief Diversity Officer in addition to her human resources duties at Corteva. Prior to joining Corteva, Ms. Cassidy served as the head of human resources of the agriculture division of DowDuPont Inc. since September 2017. Prior to this, Ms. Cassidy was director, global talent management and leadership development for DuPont since 2015. From 2011 to 2015, she served as chief human resources officer for Sunoco Logistics after joining Sunoco in 2010 as director, corporate human resources. Ms. Cassidy’s early career was spent at Aramark, where she held progressive human resources roles before serving as vice president, executive development and corporate human resources.

Dr. Sam Eathington, age 53, joined Corteva in November 2020 and became Senior Vice President, Chief Technology Officer of Corteva in January 2021, where he is responsible for leading the company’s global research and development organization, building and expanding its industry-leading pipeline, and sustainability. A recognized leader in agricultural innovation, Dr. Eathington most recently served as chief science officer of The Climate Corporation (part of the crop science division of Bayer AG) from December 2015 until April 2020. Prior to assuming that role, Dr. Eathington spent 19 years with Monsanto Corporation, rising through the ranks in quantitative traits and molecular breeding to become vice president, global plant breeding beginning in February 2011.

Cornel B. Fuerer, age 55, is Senior Vice President, General Counsel and Secretary of Corteva, where he is responsible for legal, compliance, enterprise risk management, and government affairs. Mr. Fuerer previously served as general counsel of the agriculture division of DowDuPont Inc. since June 2018 and prior to that served as associate general counsel supporting the agriculture division of DowDuPont after the Merger in September 2017. From 2013 to 2017, he served as associate general counsel of DuPont with responsibility for the legal affairs of DuPont’s agriculture business and from 2012 to 2013 he served as the corporate secretary of DuPont. From 2007 to 2012, Mr. Fuerer served as the vice president, general counsel and company secretary of Solae, a food ingredients joint venture between DuPont and Bunge. After joining DuPont in 1995 as an attorney in Geneva, Switzerland, he served in various legal roles around the world until his appointment at Solae in 2007.

Brian Titus, age 49, is Vice President, Controller and Principal Accounting Officer of Corteva. Mr. Titus previously served as the controller and principal accounting officer of the agriculture division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the director of corporate accounting from 2014 to 2015 and global finance leader of DuPont Crop Protection from 2013 to 2014. Prior to joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services.

Part III

ITEM 11.  EXECUTIVE COMPENSATION

Information related to executive compensation and the company's equity compensation plans is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each director, executive officer, and all directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of Corteva, Inc., including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meetings of Stockholders of Corteva, Inc., including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits:
1.Corteva Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Corteva Financial Statement Schedule (presented below)
3.EID Financial Statements (Starting on page F-79 of this report).
4.EID Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (EID and Corteva, Inc.)
(Dollars in millions)

	For the Year Ended December 31,
	2021	2020	2019
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$208	$174	$127
Additions charged to expenses[1]	6	52	69
Deductions from reserves[1,2]	(4)	(18)	(22)
Balance at end of period	$210	$208	$174
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$453	$457	$669
Additions charged to expenses	97	56	20
Deductions from reserves[3]	(184)	(60)	(232)
Balance at end of period	$366	$453	$457
1.    Classifications in the changes in the allowance for doubtful receivables for the period ended December 31, 2020 have been adjusted from their previous presentation. Adjustments did not impact the amount of the provision or the allowance for doubtful receivables recorded in the Consolidated Statements of Operations or the Consolidated Balance Sheets.
2.    Deductions include write-offs, recoveries collected and currency translation adjustments.
3.     Deductions include currency translation adjustments.

Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

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

4.2
Description of E. I. du Pont de Nemours and Company registered securities (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

10.1*	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed on June 3, 2019).

10.2*	Employee Matters Agreement by and among DowDuPont Inc., Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.3*	SpecCo/AgCo Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

10.4*	Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.6	Fondation de Prevoyance en Faveur du Personnel de DuPont de Nemours International SÁRL. (incorporated by reference to Exhibit No. 10.6 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.7*	Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.8	Amendment No. 1 to Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.9	Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.10	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.

10.11	The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.)

10.12	E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.13	E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.14	E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.15	E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.16	Letter Agreement between Charles Victor Magro and Corteva, Inc., dated October 25, 2021 (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 28, 2021).

10.17	Letter Agreement between James C. Collins, Jr. and Corteva, Inc., dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 23, 2021).

10.18	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.2 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 28, 2021).

10.19 *	Letter Agreement effective as of June 1, 2019 by and between DowDuPont Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.2 to Corteva's Current Report on Form 8-K (Commission file number 001-38710) filed June 3, 2019)

10.20 *	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed January 22, 2021)

10.21	Form of Award Terms for Options granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.22	Form of Award Terms for Performance Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.23
Form of Award Terms for Restricted Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.24	Form of Special CFO RSU Agreement (incorporated by reference from Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed April 6, 2021).

10.25
Agreement dated March 18, 2021, among Corteva, Inc., Starboard Value LP and certain of its affiliates. (incorporated by reference from Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed March 19, 2021).

10.26
Corteva, Inc. Global Omnibus Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Corteva’s Registration Statement on Form S-8 (Commission file number 333-249887), filed November 5, 2020).

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
`

Corteva

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2022
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022
Charles V. Magro

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 10, 2022
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 10, 2022
Lamberto Andreotti

/s/ David C. Everitt	Director	February 10, 2022
David C. Everitt

/s/ Klaus Engel	Director	February 10, 2022
Klaus Engel

/s/ Michael O. Johanns	Director	February 10, 2022
Michael O. Johanns

/s/ Janet P. Giesselman	Director	February 10, 2022
Janet P. Giesselman

/s/ Karen H. Grimes	Director	February 10, 2022
Karen H. Grimes

/s/ Rebecca B. Liebert	Director	February 10, 2022
Rebecca B. Liebert

/s/ Marcos M. Lutz	Director	February 10, 2022
Marcos M. Lutz

/s/ Nayaki Nayyar	Director	February 10, 2022
Nayaki Nayyar

/s/ Kerry J. Preete	Director	February 10, 2022
Kerry J. Preete

/s/ Patrick J. Ward	Director	February 10, 2022
Patrick J. Ward

/s/ David J. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2022
David J. Anderson

E. I. du Pont de Nemours and Company

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2022
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022
Charles V. Magro

/s/ David J. Anderson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 10, 2022
David J. Anderson

Corteva, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following pages.
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2021, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2021, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David J. Anderson Executive Vice President and Chief Financial Officer
February 10, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Goodwill (Seed Reporting Unit) Impairment Assessment

As described in Notes 2 and 15 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10.1 billion as of December 31, 2021, and the goodwill associated with the seed reporting unit was $5.4 billion. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Management performs an annual goodwill impairment test in the fourth quarter. If management chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. Management performed quantitative testing on its seed reporting unit and determined that no goodwill impairment existed in 2021. Management determined fair value for the seed reporting unit using a discounted cash flow model. Management’s significant assumptions in this analysis included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

The principal considerations for our determination that performing procedures relating to the seed reporting unit goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value of the seed reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, the weighted average cost of capital, and the terminal value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the seed reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to projected revenue, the weighted average cost of capital, and the terminal value. Evaluating management’s assumptions related to projected revenue and the terminal value involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the weighted average cost of capital and terminal value assumptions.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 10, 2022

We have served as the Company’s or its predecessor’s auditor since 1946.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2021	2020	2019
Net sales	$15,655	$14,217	$13,846
Cost of goods sold	9,220	8,507	8,575
Research and development expense	1,187	1,142	1,147
Selling, general and administrative expenses	3,209	3,043	3,065
Amortization of intangibles	722	682	475
Restructuring and asset related charges - net	289	335	222
Integration and separation costs	—	—	744
Other income - net	1,348	212	215
Loss on early extinguishment of debt	—	—	13
Interest expense	30	45	136
Income (loss) from continuing operations before income taxes	2,346	675	(316)
Provision for (benefit from) income taxes on continuing operations	524	(81)	(46)
Income (loss) from continuing operations after income taxes	1,822	756	(270)
(Loss) income from discontinued operations after income taxes	(53)	(55)	(671)
Net income (loss)	1,769	701	(941)
Net income (loss) attributable to noncontrolling interests	10	20	18
Net income (loss) attributable to Corteva	$1,759	$681	$(959)
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$2.46	$0.98	$(0.38)
Basic earnings (loss) per share of common stock from discontinued operations	(0.07)	(0.07)	(0.90)
Basic earnings (loss) per share of common stock	$2.39	$0.91	$(1.28)
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$2.44	$0.98	$(0.38)
Diluted earnings (loss) per share of common stock from discontinued operations	(0.07)	(0.07)	(0.90)
Diluted earnings (loss) per share of common stock	$2.37	$0.91	$(1.28)

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$1,769	$701	$(941)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(573)	(26)	(274)
Adjustments to pension benefit plans	1,037	(186)	(718)
Adjustments to other benefit plans	(621)	671	(160)
Unrealized gain (loss) on investments	10	(10)	—
Derivative instruments	139	(69)	28
Total other comprehensive income (loss)	(8)	380	(1,124)
Comprehensive income (loss)	1,761	1,081	(2,065)
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	10	20	18
Comprehensive income (loss) attributable to Corteva	$1,751	$1,061	$(2,083)

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$4,459	$3,526
Marketable securities	86	269
Accounts and notes receivable - net	4,811	4,926
Inventories	5,180	4,882
Other current assets	1,010	1,165
Total current assets	15,546	14,768
Investment in nonconsolidated affiliates	76	66
Property, plant and equipment	8,364	8,253
Less: Accumulated depreciation	4,035	3,857
Net property, plant and equipment	4,329	4,396
Goodwill	10,107	10,269
Other intangible assets	10,044	10,747
Deferred income taxes	438	464
Other assets	1,804	1,939
Total Assets	$42,344	$42,649
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$17	$3
Accounts payable	4,126	3,615
Income taxes payable	146	123
Deferred revenue	3,201	2,662
Accrued and other current liabilities	2,068	2,145
Total current liabilities	9,558	8,548
Long-term debt	1,100	1,102
Other noncurrent liabilities
Deferred income tax liabilities	1,220	893
Pension and other post employment benefits - noncurrent	3,124	5,176
Other noncurrent obligations	1,719	1,867
Total noncurrent liabilities	7,163	9,038
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at December 31, 2021 - 726,527,000 and December 31, 2020 - 743,458,000	7	7
Additional paid-in capital	27,751	27,707
Retained earnings (accumulated deficit)	524	—
Accumulated other comprehensive income (loss)	(2,898)	(2,890)
Total Corteva stockholders’ equity	25,384	24,824
Noncontrolling interests	239	239
Total equity	25,623	25,063
Total Liabilities and Equity	$42,344	$42,649

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2021	2020	2019[1]
Operating activities
Net income (loss)	$1,769	$701	$(941)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,243	1,177	1,599
Provision for (benefit from) deferred income tax	174	(330)	(477)
Net periodic pension and OPEB benefit, net	(1,292)	(340)	(177)
Pension and OPEB contributions	(247)	(269)	(323)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(21)	3	(142)
Restructuring and asset related charges - net	289	335	339
Amortization of inventory step-up	—	—	272
Goodwill impairment charge	—	—	1,102
Loss on early extinguishment of debt	—	—	13
Other net loss	156	290	246
Changes in assets and liabilities, net
Accounts and notes receivable	(113)	187	(361)
Inventories	(422)	104	74
Accounts payable	524	(118)	149
Deferred revenue	574	71	632
Other assets and liabilities	93	253	(935)
Cash provided by (used for) operating activities	2,727	2,064	1,070
Investing activities
Capital expenditures	(573)	(475)	(1,163)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	75	83	249
Acquisitions of businesses - net of cash acquired	—	—	(10)
Investments in and loans to nonconsolidated affiliates	(4)	(1)	(10)
Proceeds from sale of ownership interest in nonconsolidated affiliates	—	—	21
Purchases of investments	(204)	(995)	(138)
Proceeds from sales and maturities of investments	345	721	160
Other investing activities, net	(1)	(7)	(13)
Cash provided by (used for) investing activities	(362)	(674)	(904)
Financing activities
Net change in borrowings (less than 90 days)	13	—	(1,868)
Proceeds from debt	419	2,439	1,001
Payments on debt	(421)	(1,441)	(6,804)
Repurchase of common stock	(950)	(275)	(25)
Proceeds from exercise of stock options	100	56	47
Dividends paid to stockholders	(397)	(388)	(194)
Payment for acquisition of subsidiary's interest from the noncontrolling interest	—	(60)	—
Distributions to DowDuPont	—	—	(317)
Cash transferred to DowDuPont at Internal Reorganizations	—	—	(2,053)
Contributions from Dow and DowDuPont	—	—	7,396
Debt extinguishment costs	—	—	(79)
Other financing activities, net	(30)	(28)	(33)
Cash provided by (used for) financing activities	(1,266)	303	(2,929)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(136)	7	(88)

Corteva, Inc.
Consolidated Financial Statements

(In millions)	For the Year Ended December 31,
	2021	2020	2019[1]
Increase (decrease) on cash, cash equivalents and restricted cash equivalents	963	1,700	(2,851)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,873	2,173	5,024
Cash, cash equivalents and restricted cash equivalents at end of period[2]	$4,836	$3,873	$2,173
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$30	$36	$263
Income taxes	341	229	234
1.The cash flows for the year ended December 31, 2019 includes cash flows of EID's ECP and Specialty Products Entities.
2. See page F-30 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital "APIC"	Divisional Equity	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2019	$—	$—	$78,020	$—	$(3,360)	$493	$75,153
Net income (loss)			(641)	(318)		18	(941)
Other comprehensive income (loss)					(1,124)		(1,124)
Common dividends ($0.26 per share)		(97)		(97)			(194)
Distributions to Dow and DowDuPont			(317)				(317)
Issuance of DowDuPont stock			39				39
Issuance of Corteva stock		8					8
Share-based compensation		41	62				103
Common Stock Repurchase		(25)					(25)
Contributions from Dow and DowDuPont			7,396				7,396
Impact of Internal Reorganizations			(56,479)		1,214	(231)	(55,496)
Reclassification of Divisional Equity to Additional Paid-in Capital	7	28,070	(28,077)				—
Other - net			(3)	(10)		(34)	(47)
Balance at December 31, 2019	$7	$27,997	$—	$(425)	$(3,270)	$246	$24,555
Net income (loss)				681		20	701
Other comprehensive income (loss)					380		380
Share-based compensation		60		(1)			59
Common dividends ($0.52 per share)		(194)		(194)			(388)
Repurchase of common stock		(216)		(59)			(275)
Issuance of Corteva stock		56					56
Acquisition of a noncontrolling interest in consolidated subsidiaries		(37)				(15)	(52)
Other - net		41		(2)		(12)	27
Balance at December 31, 2020	$7	$27,707		$—	$(2,890)	$239	$25,063
Net income (loss)				1,759		10	1,769
Other comprehensive income (loss)					(8)		(8)
Share-based compensation		59		(3)			56
Common dividends ($0.54 per share)		(97)		(300)			(397)
Repurchase of common stock		(18)		(932)			(950)
Issuance of Corteva stock		100					100
Other - net						(10)	(10)
Balance at December 31, 2021	$7	$27,751		$524	$(2,898)	$239	$25,623

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Notes to the Consolidated Financial Statements

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. is a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity around the globe. Corteva has two reportable segments: seed and crop protection. See Note 25 - Segment Information, to the Consolidated Financial Statements, for additional information on the company's reportable segments.

Throughout these financial statements, except as otherwise noted by the context, the terms "Corteva" or "company" used herein mean Corteva, Inc. and its consolidated subsidiaries (including EID) and the term “EID” used herein means E. I. du Pont de Nemours and Company and its consolidated subsidiaries or E. I. du Pont de Nemours and Company excluding its consolidated subsidiaries, as the context may indicate. Additionally, on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”), for certain events prior to, or on, June 1, 2019, DuPont may be referred to as DowDuPont.

Principles of Consolidation and Basis of Presentation
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the completed separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DowDuPont” or “DuPont”). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock, par value $0.01 per share, of Corteva, Inc., which was then a wholly-owned subsidiary of DowDuPont, to holders of record of DowDuPont common stock as of the close of business on May 24, 2019.

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

Subsequent to the Merger, Historical Dow and EID engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products through a series of tax-efficient transactions (collectively, the "Business Separations”). Effective as of 5:00 pm ET on April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share, to holders of DowDuPont's common stock, as of the close of business on March 21, 2019 (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

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

In furtherance of the Business Separations, EID engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization” and the "Business Realignment," respectively) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization:

•the assets and liabilities aligned with EID’s materials science business (“EID ECP”) were transferred or conveyed to separate legal entities that were ultimately conveyed by DowDuPont to Dow on April 1, 2019;

•the assets and liabilities aligned with EID’s specialty products business were transferred or conveyed to separate legal entities (“EID Specialty Products Entities”) that were ultimately distributed to DowDuPont on May 1, 2019;

•on May 2, 2019, DowDuPont conveyed Dow Ag Entities to EID and in connection with the foregoing, EID issued additional shares of its Common Stock to DowDuPont; and

•on May 31, 2019, DowDuPont contributed EID to Corteva, Inc.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., then a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On June 1,

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
2019, DowDuPont completed the Separation. Each DowDuPont stockholder received one share of Corteva common stock for every three shares of DowDuPont common stock held at the close of business on May 24, 2019, the record date of distribution. Corteva, Inc.'s common stock began trading the "regular way" under the ticker symbol "CTVA" on June 3, 2019, the first business day after June 1, 2019. Upon becoming an independent company, the capital structure of Corteva consisted of 748,815,000 authorized shares of common stock (par value of $0.01 per share), which represents the number of common shares issued on June 3, 2019. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout these Notes to the Consolidated Financial Statements.

As a result of the Business Realignment and the Internal Reorganization discussed above, Corteva owns 100% of the outstanding common stock of EID. EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

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

Divestiture of EID ECP and EID Specialty Products Entities
The transfer of EID ECP and EID Specialty Products Entities meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The comprehensive income (loss), stockholder's equity and cash flows related to EID ECP and EID Specialty Products Entities have not been segregated and are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows, respectively, for 2019. Amounts related to EID ECP and EID Specialty Products Entities are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information.

Certain reclassifications of prior year's data have been made to conform to current year's presentation.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual Sales and EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 9 – Supplementary Information, to the Consolidated Financial Statements). As of December 31, 2021, a further 10 percent deterioration in the official Peso to USD

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $15 million. We will continue to assess the implications to our operations and financial reporting.

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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2021 and 2020, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Restricted Cash Equivalents
Restricted cash equivalents primarily consist of trust assets and contributions to the MOU Escrow Account of $377 million and $347 million as of December 31, 2021 and 2020, respectively. The trust assets are classified as current and the contributions to the MOU Escrow Account are classified as noncurrent and included within other current assets and other assets, respectively, in the Consolidated Balance Sheets. See Note 9 - Supplementary Information, to the Consolidated Financial Statements, for further information.

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments. Investments classified as debt securities that are available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) or current period earnings if an allowance for credit losses has been established. The cost of investments sold is determined by specific identification.

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

For foreign entities where the USD is the functional currency, all foreign currency-denominated asset and liability amounts are re-measured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are re-measured at historical rates. Foreign currency income and expenses are re-measured at average exchange rates in effect during each month, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For foreign entities where a related foreign currency is the functional currency, assets and liabilities denominated in the related foreign currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in equity. Assets and liabilities denominated in other than the functional currency are re-measured into the functional currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during each month.

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

As of December 31, 2021 and December 31, 2020, approximately 60% and 40% of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 13 - Inventories, to the Consolidated Financial Statements, for further information.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Goodwill and Other Intangible Assets
The company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The company performs an annual goodwill impairment test in the fourth quarter.

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If additional quantitative testing is required, the reporting unit's fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the amount of goodwill associated with the reporting unit. The company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach) or the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis included future cash flow projections, weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies. See Note 15 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for further information on goodwill.

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

The company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. In the Consolidated Statements of Operations, lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. See Note 16 - Leases, to the Consolidated Financial Statements, for further information.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the gain (loss) is reported in accumulated other comprehensive income (loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. For derivative instruments designated as net investment hedges, the gain (loss) is reported within accumulated other comprehensive income (loss) until the subsidiary is divested.

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, the net gain or loss in accumulated other comprehensive income (loss) generally remains in accumulated other comprehensive income (loss) until the item that was hedged affects earnings. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as hedges of anticipated transactions are reclassified as for trading purposes if the anticipated transaction is no longer probable.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
At December 31, 2021, the balance of prepaid royalties reflected in other current assets and other assets was $303 million and $256 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix.The company’s historical expectation has been that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company accelerated the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company is expected to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense has therefore increased significantly through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

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

Further changes in factors and assumptions associated with usage of the trait platform licensed under the Roundup Ready 2 License Agreement, including the Transition Plan, could further impact the rate of recognition of the prepaid royalty and Consolidated Statement of Operations presentation of the accelerated prepaid royalty amortization expense.

Cost of Goods Sold
Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead, non-capitalizable costs associated with capital projects, royalties and other operational expenses. No amortization of intangibles is included within cost of goods sold.

Research and Development
Research and development costs are expensed as incurred. Research and development expense includes costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products.

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

Income Taxes
The company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date.

The company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The current portion of uncertain income tax positions is included in income taxes payable or income tax receivable, and the long-term portion is included in other noncurrent obligations or other noncurrent assets in the Consolidated Balance Sheets.

Income tax related penalties are included in the provision for (benefit from) income taxes in the Consolidated Statements of Operations. Interest accrued related to unrecognized tax benefits is included within the provision for (benefit from) income taxes from continuing operations in the Consolidated Statements of Operations.

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of the company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share reflects the effect of all potential common shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive.

NOTE 3 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of financial statements. This ASU amends ASC 740, Income Taxes, by removing certain exceptions to the general principles, and clarifying and amending current guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The company adopted this guidance on January 1, 2021 and it did not have a material impact on the company’s financial position, results of operation or cash flows.

Accounting Guidance Issued But Not Adopted as of December 31, 2021
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose transactions with a governmental entity for which a grant or contribution accounting model is used in recognizing and measuring such transactions. This standard is effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The company is currently evaluating the impact of adopting this guidance.

NOTE 4 - COMMON CONTROL BUSINESS COMBINATIONS

DAS Common Control Combination
Based on an evaluation of the provisions of ASC 805 (Business Combinations), Corteva and DAS represented entities under common control, as both shared DowDuPont as their parent company. As a result, the assets, liabilities and operations of

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Intercompany balances and transactions with Historical EID and DAS have been eliminated.

NOTE 5 - DIVESTITURES AND OTHER TRANSACTIONS

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions (collectively, the "Separation Agreements"). Effective April 1, 2019, the Parties entered into the following agreements referred to herein as: the Separation and Distribution Agreement (the “Corteva Separation Agreement”); the Tax Matters Agreement; the Employee Matters Agreement; and the Intellectual Property Cross-License Agreement.

Effective June 1, 2019, in connection with the Corteva Distribution, Corteva and DuPont entered into the following agreements: the Intellectual Property Cross-License Agreement (the “Corteva-DuPont IP Cross-License Agreement”); the Letter Agreement; and the Amended and Restated Tax Matters Agreement.

DuPont
Pursuant to the Separation Agreements, DuPont and Corteva indemnifies the other against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2021, the indemnification assets are $25 million within accounts and notes receivable - net and $75 million within other assets in the Consolidated Balance Sheet. At December 31, 2021, the indemnification liabilities are $75 million within other noncurrent obligations in the Consolidated Balance Sheet.

Dow
Pursuant to the Separation Agreements, Dow and Corteva indemnifies the other against certain litigation, environmental, tax and other liabilities that arose prior to the Corteva Distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2021, the indemnification liabilities are $20 million within accrued and other current liabilities and $42 million within other noncurrent obligations in the Consolidated Balance Sheet.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

EID ECP Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on April 1, 2019, EID completed the transfer of the entities and related assets and liabilities of EID ECP to DowDuPont.

As a result, the financial results of EID ECP are reflected as discontinued operations, as summarized below:

(In millions)	For the Year Ended December 31, 2019
Net sales	$362
Cost of goods sold	259
Research and development expense	4
Selling, general and administrative expenses	9
Amortization of intangibles	23
Restructuring and asset related charges - net	2
Integration and separation costs	44
Other income - net	2
(Loss) income from discontinued operations before income taxes	23
Provision for (benefit from) income taxes on discontinued operations	4
(Loss) income from discontinued operations after income taxes	$19

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to EID ECP:

(In millions)	For the Year Ended December 31, 2019
Depreciation	$28
Amortization of intangibles	23
Capital expenditures	16

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
EID Specialty Products Divestiture
As discussed in Note 1 - Background and Basis of Presentation, on May 1, 2019, the company completed the transfer of the entities and related assets and liabilities of the EID Specialty Products Entities to DowDuPont.

As a result, the financial results of the EID Specialty Products Entities are reflected as discontinued operations, as summarized below:

(In millions)	For the Year Ended December 31, 2019
Net sales	$5,030
Cost of goods sold	3,352
Research and development expense	204
Selling, general and administrative expenses	573
Amortization of intangibles	267
Restructuring and asset related charges - net	115
Integration and separation costs	253
Goodwill impairment	1,102
Other income - net	57
(Loss) income from discontinued operations before income taxes	(779)
Provision for (benefit from) income taxes on discontinued operations	80
(Loss) income from discontinued operations after income taxes	$(859)

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

As a result of the Internal Reorganization, in the second quarter of 2019, EID assessed the recoverability of the goodwill within the electronics and communications, protection solutions, nutrition and health, transportation and advanced polymers, packaging and specialty plastics, industrial biosciences, and clean technologies reporting units, and the overall carrying value of the net assets in the disposal group that was distributed to DowDuPont on May 1, 2019. As a result of this analysis, the company determined that the fair value of certain reporting units related to the EID specialty products businesses were below carrying value resulting in pre-tax, non-cash goodwill impairment charges totaling $1,102 million reflected in (loss) income from discontinued operations after income taxes. Revised financial projections reflect unfavorable market conditions, driven by slowed demand in the biomaterials business unit, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections.

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

In addition, the company performed an impairment analysis related to the equity method investments held by the EID specialty products businesses, as of May 1, 2019. The company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the EID specialty products businesses. Based on updated projections, the company determined the fair value of an equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million, reflected in (loss) income from discontinued operations after income taxes. Additionally, this impairment is reflected within restructuring and asset related charges - net in the year ended December 31, 2019, within the table above.

The following table presents the depreciation, amortization of intangibles, and capital expenditures of the discontinued operations related to the EID Specialty Products Entities:

For the Year Ended December 31,
(In millions)	2019
Depreciation	$281
Amortization of intangibles	267
Capital expenditures	481

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

Revenue from product sales is recognized when the customer obtains control of the company's product, which occurs at a point in time according to shipping terms. Payment terms are generally less than one year from invoicing. The company elected the practical expedient and does not adjust the promised amount of consideration for the effects of a significant financing component when the company expects it will be one year or less between when a customer obtains control of the company's product and when payment is due. When the company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to or at shipment), these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. In addition, the company elected the practical expedient to expense any costs to obtain contracts as incurred, as the amortization period for these costs would have been one year or less.

The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the company's historical experience, anticipated performance, and the company's best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price primarily utilize the expected value method based on historical experience. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to remaining performance obligations for only those contracts with an original duration of one year or more. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $123 million and $115 million at December 31, 2021 and December 31, 2020, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of 1 year to 6 years.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Contract Balances	December 31, 2021	December 31, 2020
(In millions)
Accounts and notes receivable - trade[1]	$3,561	$3,917
Contract assets - current[2]	$24	$22
Contract assets - noncurrent[3]	$58	$54
Deferred revenue - current	$3,201	$2,662
Deferred revenue - noncurrent[4]	$120	$116
1.Included in accounts and notes receivable - net in the Consolidated Balance Sheets.
2.Included in other current assets in the Consolidated Balance Sheets.
3.Included in other assets in the Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the year ended December 31, 2021, December 31, 2020, and December 31, 2019 from amounts included in deferred revenue at the beginning of the period was $2,613 million, $2,540 million, and $2,146 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Corn	$5,618	$5,182	$5,126
Soybean	1,568	1,445	1,387
Other oilseeds	752	619	593
Other	464	510	484
Seed	8,402	7,756	7,590
Herbicides	3,815	3,280	3,206
Insecticides	1,730	1,764	1,652
Fungicides	1,310	1,032	1,072
Other	398	385	326
Crop Protection	7,253	6,461	6,256
Total	$15,655	$14,217	$13,846

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	For the Year Ended December 31,
(In millions)	2021	2020	2019
North America[1]	$5,004	$4,795	$4,724
EMEA[2]	1,599	1,468	1,378
Latin America	1,420	1,117	1,130
Asia Pacific	379	376	358
Total	$8,402	$7,756	$7,590

Crop Protection	For the Year Ended December 31,
(In millions)	2021	2020	2019
North America[1]	$2,532	$2,373	$2,205
EMEA[2]	1,524	1,374	1,362
Latin America	2,125	1,688	1,759
Asia Pacific	1,072	1,026	930
Total	$7,253	$6,461	$6,256
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Refer to Note 24 - Geographic Information, for the breakout of consolidated net sales by geographic area.

NOTE 7 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. The company recorded net pre-tax restructuring charges in 2021 under the 2021 Restructuring Actions, as disclosed in the tables below. The company does not anticipate any additional material charges from the 2021 Restructuring Actions as actions associated with this charge are substantially complete.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, were as follows:

(In millions)	For the Year Ended December 31, 2021
Seed	$31
Crop Protection	55
Corporate expenses	81
Total	$167

The following table is a summary of charges incurred related to 2021 Restructuring Actions for the year ended December 31, 2021:

(In millions)	For the Year Ended December 31, 2021
Severance and related benefit costs	$74
Asset related charges	51
Contract termination charges	42
Total restructuring and asset charges - net	$167

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A reconciliation of the December 31, 2020 to the December 31, 2021 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination[2]	Total
Balance at December 31, 2020	$—	$—	$—	$—
Charges to income from continuing operations	74	51	42	167
Payments	(22)	—	(30)	(52)
Asset write-offs	—	(51)	—	(51)
Balance at December 31, 2021	$52	$—	$12	$64
1.In addition, the company has a liability recorded for asset retirement obligations of $6 million as of December 31, 2021.
2.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by the end of 2022.

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. The company recorded net pre-tax restructuring charges of $185 million inception-to-date under the Execute to Win Productivity Program, consisting of $124 million of asset related charges and $61 million of severance and related benefit costs. Actions associated with the Execute to Win Productivity Program were substantially complete by the end of 2020.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses, were as follows:

	For the Year Ended December 31,
(In millions)	2021	2020
Seed	$—	$15
Crop Protection	11	98
Corporate expenses	(2)	63
Total	$9	$176
The below is a summary of charges incurred related to the Execute to Win Productivity Program for the year ended December 31, 2020:

	For the Year Ended December 31,
(In millions)	2021	2020
Severance and related benefit costs - net	$(2)	$63
Asset related charges	11	113
Total restructuring and asset related charges - net	$9	$176

A reconciliation of the December 31, 2020 to the December 31, 2021 liability balances related to the Execute to Win Productivity Program is summarized below:

(In millions)	Severance and Related Benefit (Credits) Costs	Asset Related[1]	Total
Balance at December 31, 2020	$53	$3	$56
Charges to income from continuing operations for the year ended December 31, 2021	(2)	11	9
Payments	(27)	(3)	(30)
Asset write-offs	—	(11)	(11)
Balance at December 31, 2021	$24	$—	$24
1.In addition, the company has a liability recorded for asset retirement obligations of $13 million as of December 31, 2021.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and EID approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted at the time by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Business Separations. The company recorded net pre-tax restructuring charges of $833 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $316 million, contract termination costs of $190 million, and asset related charges of $327 million. Actions associated with the Synergy Program, including employee separations, were substantially complete by the end of 2019.

The Synergy Program net charges (benefits) related to the segments, as well as corporate expenses, were as follows:

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Seed	$(8)	$(9)	$66
Crop Protection	(3)	11	27
Corporate expenses	(1)	(2)	(1)
Total	$(12)	$—	$92

The below is a summary of net charges (benefits) incurred related to the Synergy Program for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Severance and related benefit (credits) costs - net	$(1)	$(2)	$(7)
Contract termination charges	(3)	—	69
Asset related charges	(8)	2	30
Total restructuring and asset related charges - net	$(12)	$—	$92

Other Asset Related Charges
For the years ended December 31, 2021 and 2020, the company recognized $125 million and $159 million, respectively, in restructuring and asset related charges - net in the Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

Asset Impairment
During the year ended December 31, 2019, the company recognized non-cash impairment charges of $144 million pre-tax ($110 million after-tax) in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain in-process research and development ("IPR&D") assets within the seed segment. Refer to Note 15 - Goodwill and Other Intangible Assets, and Note 23 - Fair Value Measurements, for further information.

NOTE 8 - RELATED PARTY TRANSACTIONS

Services Provided by and to Historical Dow and its affiliates
Following the Merger and prior to the Dow Distribution, Corteva reported transactions with Historical Dow and its affiliates as related party transactions.

Transactions with DowDuPont
In 2019 DowDuPont contributed cash to Corteva to fund portions of the company's debt redemption/repayment transactions. See Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements, for additional information.

In February 2019, the DowDuPont Board declared first quarter dividends per share of DowDuPont common stock payable on March 15, 2019. EID declared and paid distributions to DowDuPont of about $317 million for the year ended December 31, 2019 to fund a portion of DowDuPont’s dividend payments.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - SUPPLEMENTARY INFORMATION

Other Income - Net	For the Year Ended December 31,
(In millions)	2021	2020	2019
Interest income	$77	$56	$59
Equity in earnings (losses) of affiliates - net	14	—	(9)
Net gain (loss) on sales of businesses and other assets[1]	21	(2)	64
Net exchange gains (losses)[2]	(54)	(174)	(99)
Non-operating pension and other post employment benefit credit (costs)[3]	1,318	368	191
Miscellaneous income (expenses) - net[4]	(28)	(36)	9
Other income - net	$1,348	$212	$215
1.    The year ended December 31, 2021 includes a gain of $19 million relating to the sale of a business in Asia Pacific in the crop protection segment. The year ended December 31, 2020 includes a loss of $(53) million and a gain of $27 million relating to the expected sale of the La Porte site, for which the company signed an agreement in 2020, and the sale of a business in Asia Pacific in the crop protection segment, respectively.
2.    Includes net pre-tax exchange gains (losses) of $(67) million, $(82) million and $(51) million associated with the devaluation of the Argentine peso for the years ended December 31, 2021, 2020 and 2019, respectively.
3.    Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected long-term rate of return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
4.    Miscellaneous income (expenses) - net, includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. The year ended December 31, 2021 also includes the Employee Retention Credit of $60 million pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”), a gain from the remeasurement of an equity investment of $47 million, a charge related to a contract termination with a third-party service provider of $(54) million and the 2021 officer indemnification payment.

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

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(72)	$(263)	$(41)
Local tax (expenses) benefits	(30)	34	2
Net after-tax impact from subsidiary exchange gain (loss)	$(102)	$(229)	$(39)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$18	$89	$(58)
Tax (expenses) benefits	(4)	(21)	13
Net after-tax impact from hedging program exchange gain (loss)	$14	$68	$(45)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(54)	$(174)	$(99)
Tax (expenses) benefits	(34)	13	15
Net after-tax exchange gain (loss)	$(88)	$(161)	$(84)

Cash, cash equivalents and restricted cash equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents presented in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash equivalents presented in the Consolidated Statements of Cash Flows. Corteva classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, which are included in other current assets and other assets, respectively, in the Consolidated Balance Sheets.

(In millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$4,459	$3,526
Restricted cash equivalents	377	347
Total cash, cash equivalents and restricted cash equivalents	$4,836	$3,873

Restricted cash equivalents primarily relates to (i) a trust funded by EID for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and is classified as current; and (ii) contributions to the MOU Escrow Account as further described in Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, which is classified as noncurrent.

Accounts payable
Accounts payable was $4,126 million and $3,615 million at December 31, 2021 and December 31, 2020, respectively. Accounts payable - trade, which is a component of accounts payable, was $3,023 million and $2,557 million at December 31, 2021 and December 31, 2020, respectively. Accounts payable - other, which is a component of accounts payable, was $1,103 million and $1,058 million at December 31, 2021 and December 31, 2020, respectively. No other components of accounts payable were more than 5 percent of total current liabilities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 10 - INCOME TAXES
Domestic and foreign components of the income (loss) from continuing operations before income taxes and the provision for (benefit from) current and deferred tax expense (benefit) are shown below:

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2021	2020	2019
Income (loss) from continuing operations before income taxes
Domestic	$941	$(83)	$(1,352)
Foreign	1,405	758	1,036
Income (loss) from continuing operations before income taxes	$2,346	$675	$(316)
Current tax expense (benefit)
Federal	$(13)	$28	$(11)
State and local	6	9	1
Foreign	329	222	317
Total current tax expense (benefit)	$322	$259	$307
Deferred tax expense (benefit)
Federal	$164	$(116)	$(392)
State and local	55	27	156
Foreign	(17)	(251)	(117)
Total deferred tax expense (benefit)	$202	$(340)	$(353)
Provision for (benefit from) income taxes on continuing operations	524	(81)	(46)
Net income (loss) from continuing operations after taxes	$1,822	$756	$(270)

The effective income tax rate applicable to income (loss) from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net [1]	(2.5)	(13.9)	(18.4)
Acquisitions, divestitures and ownership restructuring activities [2]	(0.1)	(0.3)	(10.7)
U.S. research and development credit	(2.4)	(2.9)	7.0
Exchange gains/losses [3]	1.9	3.5	(1.8)
State and local incomes taxes - net	2.1	4.0	3.2
Impact of Swiss Tax Reform[4]	0.2	(27.0)	11.9
Excess tax benefits/deficiencies from stock compensation	(0.2)	1.0	(0.6)
Tax settlements and expiration of statute of limitations	—	0.4	3.9
Other - net	2.3	2.2	(0.9)
Effective tax rate on income from continuing operations	22.3%	(12.0)%	14.6%
1.    Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Includes a tax benefit of $(51) million for the year ended December 31, 2020, related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of foreign tax provisions.
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
4.    Reflects tax benefits of $(182) million primarily driven by the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") for the year ended December 31, 2020. Reflects tax benefits of $(38) million associated with the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform"), for the year ended December 31, 2019.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Significant components of our net deferred tax asset (liability) were attributable to:

Deferred Tax Balances at December 31,	2021		2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Property[1]	$—	$341	$—	$297
Tax loss and credit carryforwards[2,3]	464	—	497	—
Accrued employee benefits	904	—	1,415	—
Other accruals and reserves[1]	309	—	365	—
Intangibles	—	2,260	—	2,418
Inventory	153	—	127	—
Research and development capitalization	224	—	186	—
Investments	36	—	56	—
Unrealized exchange gains/losses	—	10	2	—
Other – net	105	—	91	—
Subtotal	$2,195	$2,611	$2,739	$2,715
Valuation allowances[3]	(366)	—	(453)	—
Total	$1,829	$2,611	$2,286	$2,715
Net Deferred Tax Asset (Liability)	$(782)		$(429)
1.    Prior year classifications in property and other accruals and reserves have been adjusted from their previous presentation. Adjustments did not impact the amount of the net deferred tax asset (liability) recorded in the Consolidated Balance Sheets.
2.    Primarily related to the realization of recorded tax benefits on tax loss and credit carryforwards from operations in the United States, Brazil, and Spain.
3.    In connection with the company's 2021 internal legal entity restructuring, the company reduced various state net operating loss carryforwards and corresponding full valuation allowances by $61 million. There was no impact on the statement of operations. During the year ended December 31, 2020, the company established a $19 million state tax valuation allowance in the U.S. based on a change in judgement about the realizability of a deferred tax asset.

Details of the company’s operating loss and tax credit carryforwards are shown in the following table:

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2021	2020
Operating loss carryforwards
Expire within 5 years	$123	$99
Expire after 5 years or indefinite expiration	210	343
Total operating loss carryforwards	$333	$442
Tax credit carryforwards
Expire within 5 years	$14	$14
Expire after 5 years or indefinite expiration	117	41
Total tax credit carryforwards	$131	$55
Total Operating Loss and Tax Credit Carryforwards	$464	$497

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Total Gross Unrecognized Tax Benefits	For the Year Ended December 31,
(In millions)	2021	2020	2019
Total unrecognized tax benefits as of beginning of period	$395	$426	$749
Decreases related to positions taken on items from prior years	(7)	(14)	(167)
Increases related to positions taken on items from prior years	13	5	77
Increases related to positions taken in the current year	9	6	54
Settlement of uncertain tax positions with tax authorities	(17)	(18)	(9)
Impact of Internal Reorganizations	—	—	(278)
Decreases due to expiration of statutes of limitations	(16)	(7)	—
Exchange (gain) loss	—	(3)	—
Total unrecognized tax benefits as of end of period	$377	$395	$426
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$157	$156	$188
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$1	$(2)	$(4)
Total accrual for interest and penalties associated with unrecognized tax benefits at end of period	$11	$18	$24

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made. As of December 31, 2021, the company has made advance deposits of approximately $102 million to a foreign taxing authority, partially as a prerequisite to petition the court related to an open tax examination. These payments are accounted for as a prepaid asset, included in other assets in the Consolidated Balance Sheets.

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2021	Earliest Open Year
Jurisdiction
Argentina	2015
Brazil	2014
Canada	2012
China	2014
France	2019
India	2015
Italy	2016
Switzerland	2016
United States:
Federal income tax	2012
State and local income tax	2008

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $3,681 million at December 31, 2021. Distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future; however, those distributions may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. The company is asserting indefinite reinvestment related to certain investments in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

For periods between the Merger Effectiveness Time and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	For the Year Ended December 31,
(In millions)	2021	2020	2019
Income (loss) from continuing operations after income taxes	$1,822	$756	$(270)
Net income (loss) attributable to continuing operations noncontrolling interests	10	20	13
Income (loss) from continuing operations attributable to Corteva common stockholders	1,812	736	(283)
(Loss) income from discontinued operations, net of tax	(53)	(55)	(671)
Net income (loss) attributable to discontinued operations noncontrolling interests	—	—	5
(Loss) income from discontinued operations attributable to Corteva common stockholders	(53)	(55)	(676)
Net income (loss) attributable to common stockholders	$1,759	$681	$(959)

Earnings (Loss) Per Share Calculations - Basic	For the Year Ended December 31,
(Dollars per share)	2021	2020	2019
Earnings (loss) per share of common stock from continuing operations	$2.46	$0.98	$(0.38)
(Loss) earnings per share of common stock from discontinued operations	(0.07)	(0.07)	(0.90)
Earnings (loss) per share of common stock	$2.39	$0.91	$(1.28)

Earnings (Loss) Per Share Calculations - Diluted	For the Year Ended December 31,
(Dollars per share)	2021	2020	2019
Earnings (loss) per share of common stock from continuing operations	$2.44	$0.98	$(0.38)
(Loss) earnings per share of common stock from discontinued operations	(0.07)	(0.07)	(0.90)
Earnings (loss) per share of common stock	$2.37	$0.91	$(1.28)

Share Count Information	For the Year Ended December 31,
(Shares in millions)	2021	2020	2019
Weighted-average common shares - basic[1]	735.9	748.7	749.5
Plus dilutive effect of equity compensation plans[2]	5.7	2.5	—
Weighted-average common shares - diluted	741.6	751.2	749.5
Potential shares of common stock excluded from EPS calculations[3]	2.8	9.4	14.4
1.Share amounts for all periods prior to the Corteva Distribution were based on 748.8 million shares of Corteva, Inc. common stock distributed to holders of DowDuPont's common stock on June 1, 2019, plus 0.6 million of additional shares in which accelerated vesting conditions have been met.
2.Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
3.These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings (loss) per share because (i) the effect of including stock options and restricted stock units would have been anti-dilutive; and (ii) the performance metrics have not yet been achieved for the outstanding potential shares relating to performance-based restricted stock units, which are deemed to be contingently issuable.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 12 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2021	December 31, 2020
Accounts receivable – trade[1]	$3,441	$3,754
Notes receivable – trade[1,2]	120	163
Other[3]	1,250	1,009
Total accounts and notes receivable - net	$4,811	$4,926
1.Accounts receivable – trade and notes receivable – trade are net of allowances of $210 million and $208 million at December 31, 2021 and December 31, 2020, respectively. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2021 and 2020, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $104 million and $106 million as of December 31, 2021 and 2020, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the year ended December 31, 2021 and 2020, respectively:

(In millions)
2020
Balance at December 31, 2019	$174
Net provision for credit losses[1]	52
Write-offs charged against allowance / other[1]	(18)
Balance at December 31, 2020	$208

2021
Balance at December 31, 2020	$208
Net provision for credit losses	1
Write-offs charged against allowance / other	1
Balance at December 31, 2021	$210
1. Prior year classifications in the changes in the allowance for doubtful receivables have been adjusted from their previous presentation. Adjustments did not impact the amount of the provision or the allowance for doubtful receivables recorded in the Consolidated Statements of Operations or the Consolidated Balance Sheets.

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

Trade receivables sold under these agreements were $272 million, $255 million, and $328 million for the years ended December 31, 2021, 2020 and 2019, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2021 and December 31, 2020 were $166 million and $157 million, respectively. The net proceeds received were included in cash provided by (used for) operating activities in the Consolidated

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the Consolidated Statements of Operations. The loss on sale of receivables were $54 million, $55 million, and $44 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 18 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTE 13 - INVENTORIES

(In millions)	December 31, 2021	December 31, 2020
Finished products	$2,497	$2,584
Semi-finished products	2,076	1,813
Raw materials and supplies	607	485
Total inventories	$5,180	$4,882

As a result of the Merger, a fair value step-up of $2,297 million was recorded for inventories. This fair value step-up was fully amortized, as of December 31, 2019. During the year ended December 31, 2019, the company recognized $272 million in cost of goods sold in the Consolidated Statements of Operations related to the amortization of the step-up.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2021	December 31, 2020
Land and land improvements	$420	$451
Buildings	1,487	1,525
Machinery and equipment	5,729	5,556
Construction in progress	728	721
Total property, plant and equipment	8,364	8,253
Accumulated depreciation	(4,035)	(3,857)
Total property, plant and equipment - net	$4,329	$4,396

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 2 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 2 to 7 years.

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Depreciation expense	$521	$495	$525

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 15 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2021 and 2020, respectively.

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2019	$4,743	$5,486	$10,229
Currency translation adjustment	31	38	69
Other goodwill adjustments and acquisitions[1]	(29)	—	(29)
Balance as of December 31, 2020	$4,745	$5,524	$10,269
Currency translation adjustment	(73)	(87)	(160)
Other goodwill adjustments and acquisitions[2]	—	(2)	(2)
Balance as of December 31, 2021	$4,672	$5,435	$10,107
1.Primarily consists of the goodwill included in the sale of businesses in the crop protection segment.
2.Consists of the goodwill included in the sale of a business in the seed segment.

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

The company performed quantitative testing on all of its reporting units and determined that no goodwill impairments existed in 2021 and 2020. As of December 31, 2021, accumulated impairment losses on goodwill were $4,503 million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(571)	$5,694	$6,265	$(317)	$5,948
Customer-related	1,953	(487)	1,466	1,984	(380)	1,604
Developed technology	1,485	(679)	806	1,451	(525)	926
Trademarks/trade names[1]	2,012	(172)	1,840	2,019	(99)	1,920
Favorable supply contracts	475	(396)	79	475	(302)	173
Other[2]	405	(256)	149	405	(239)	166
Total other intangible assets with finite lives	12,595	(2,561)	10,034	12,599	(1,862)	10,737

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10
Total other intangible assets	10	—	10	10	—	10
Total	$12,605	$(2,561)	$10,044	$12,609	$(1,862)	$10,747
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

There were no indicators of impairment for the company’s other intangible assets that suggested that the fair value was less than its carrying value at December 31, 2019, except for IPR&D. As a result of the company’s decision, during the fourth quarter of 2019, to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands over the subsequent five years with minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remainder of the Roundup Ready 2 License Agreement, the company determined that certain IPR&D projects associated with Roundup Ready 2 Xtend® were not recoverable and were impaired. These IPR&D projects were either abandoned or tested for impairment using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the relief from royalty method calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset charge of $90 million ($69 million after-tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statements of Operations for the year ended December 31, 2019.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $722 million, $682 million, and $475 million, for the year ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2022	$700
2023	$620
2024	$606
2025	$569
2026	$558

NOTE 16 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of 1 to 50 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2021, the company has future maximum payments for residual value guarantees in operating leases of $193 million with final expirations through 2028. The company's lease agreements do not contain any material restrictive covenants. The components of lease cost are as follows:

	For the Year Ended December 31,
(In millions)	2021	2020
Operating lease cost	$158	$197
Finance lease cost
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	—
Total finance lease cost	1	2
Short-term lease cost	14	14
Variable lease cost	8	7
Total lease cost	$181	$220

New leases entered into during the years ended December 31, 2021 and December 31, 2020 were not material, on an individual basis.

Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$169	$202
Operating cash outflows from finance leases	$—	$—
Financing cash outflows from finance leases	$1	$1

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Supplemental balance sheet information related to leases is as follows:

(In millions)	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets[1]	$458	$521
Current operating lease liabilities[2]	121	138
Noncurrent operating lease liabilities[3]	338	391
Total operating lease liabilities	$459	$529

Finance Leases
Property, plant, and equipment, gross	$15	$15
Accumulated depreciation	(11)	(10)
Property, plant, and equipment, net	4	5
Short-term borrowings and finance lease obligations	1	1
Long-Term Debt	3	4
Total finance lease liabilities	$4	$5
1.Included in other assets in the Consolidated Balance Sheet.
2.Included in accrued and other current liabilities in the Consolidated Balance Sheet.
3.Included in other noncurrent obligations in the Consolidated Balance Sheet.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	7.41	7.71
Financing leases	3.36	4.26
Weighted average discount rate
Operating leases	2.75%	3.06%
Financing leases	3.29%	3.28%

Maturities of lease liabilities are as follows:

Maturity of Lease Liabilities at December 31, 2021	Operating Leases	Financing Leases
(In millions)
2022	$132	$1
2023	94	1
2024	71	1
2025	60	1
2026	49	—
2027 and thereafter	106	—
Total lease payments	512	4
Less: Interest	53	—
Present value of lease liabilities	$459	$4

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Maturity of Lease Liabilities at December 31, 2020	Operating Leases	Financing Leases
(In millions)
2021	$152	$1
2022	114	1
2023	83	1
2024	61	1
2025	51	1
2026 and thereafter	137	—
Total lease payments	598	5
Less: Interest	69	—
Present value of lease liabilities	$529	$5

NOTE 17 - LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Long-Term Debt
	December 31, 2021		December 31, 2020
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	500	1.70%	500	1.70%
Maturing in 2030	500	2.30%	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	1		1
Medium-term notes, varying maturities through 2041	107	—%	109	—%
Finance lease obligations	3		4
Less: Unamortized debt discount and issuance costs	10		11
Less: Long-term debt due within one year	1		1
Total	$1,100		$1,102

Principal payments of long-term debt are $500 million for long-term debt maturing in 2025.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $1,120 million and $1,166 million at December 31, 2021 and 2020, respectively.

Debt Offering
In May 2020, EID issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are intended to be used for general corporate purposes.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2021
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2019	$3,000	$3,000	May 2024	Floating Rate
Revolving Credit Facility	May 2019	3,000	3,000	May 2023	Floating Rate
Total Committed and Available Credit Facilities		$6,000	$6,000

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Revolving Credit Facilities
In November 2018, EID entered into a $3.0 billion, 5 year revolving credit facility and a $3.0 billion, 3-year revolving credit facility (the "Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

In March 2020, the company drew down $500 million under the $3.0 billion 3-year revolving credit facility as a result of the volatility and increased borrowing costs of commercial paper resulting from the unstable market conditions caused by the COVID-19 pandemic and repaid that borrowing in full in June 2020. There were no additional borrowings and the unused commitments under the 3-year revolving credit facility were $3.0 billion as of December 31, 2021.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
EID recorded a loss on the early extinguishment of debt of $13 million for the year ended December 31, 2019, related to the difference between the redemption price and the par value of the Make Whole Notes, the Term Loan Facility, and the SMR Notes, partially offset by the write-off of unamortized step-up related to the fair value step-up of EID’s debt.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $389 million at December 31, 2021. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $127 million at December 31, 2021. These letters of credit support commitments made in the ordinary course of business.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See below for additional information relating to the indemnification obligations under the Corteva Separation Agreement and the Chemours Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2021 and December 31, 2020, the company had directly guaranteed $105 million and $94 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at December 31, 2021, had terms less than one year. The maximum future payments include $21 million and $17 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at December 31, 2021 and December 31, 2020, respectively. See Note 12 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $15 million and $16 million at December 31, 2021 and December 31, 2020, respectively.

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

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information related to indemnifications between Corteva, DuPont and Dow.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

During 2021, the company contributed its initial deposit into the MOU Escrow Account, which is classified as noncurrent restricted cash equivalents and is included in other assets in the interim Consolidated Balance Sheets.

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

During the years ended December 31, 2021 and 2020, the company recorded charges of $48 million and $65 million to (loss) income from discontinued operations after income taxes in the Consolidated Statement of Operations, related to the MOU. The charges recorded for the year ended December 31, 2021 primarily relate to an increase in the environmental remediation accrual for Chemours' Fayetteville Works facility for estimated costs for on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of further detailed engineering and design work related to Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the North Carolina Department of Environmental Quality. The charges recorded for the year ended December 31, 2020

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
primarily related to the execution of the MOU and the settlement of the Ohio MDL PFOA personal injury litigation (as discussed below).

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

Chlorpyrifos Lawsuits
As of December 31, 2021, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. Discovery is expected to continue through 2022.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Litigation related to legacy EID businesses unrelated to Corteva’s current businesses

PFAS, PFOA, PFOS and Other Related Liabilities
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs").

EID is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective.

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2021, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first was a consolidated trial of two cases; the first, a kidney cancer case, which resulted in a hung jury, while the second, Travis and Julie Abbot v. E.I du Pont de Nemours and Company (the “Abbot Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium. The loss of consortium award was subsequently reduced to $250,000 in accordance with state law limitations. Following entry of the judgment by the court, EID filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. The company believes the merits of the appeal will be successful in reducing the jury verdict or eliminating its liability, in whole or part.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company recorded a liability for its share of the settlement, with a charge to (loss) income from discontinued operations after income taxes in the Consolidated Statement of Operations, during the year ended December 31, 2020, and paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL.

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

New York. EID is a defendant in about 50 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and 3M supplied some of the materials used at these facilities. EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EID, along with 3M, Chemours and Dyneon, have been named defendants in complaints filed by eleven water districts in Nassau County, New York alleging that the drinking water they provide to

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

New Jersey. At December 31, 2021, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EID, Chemours, 3M and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID, 3M, Chemours, and Dyneon alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act (“ISRA”) and for fraudulent conveyance.

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

Ohio. EID is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies. The trial with respect to the natural resources lawsuit is scheduled for April 2023.

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

Delaware. On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, the companies will collectively pay $50 million to fund environmental projects, including sampling and community environmental justice and equity grants, which shall be utilized to fund the Natural Resources and Sustainability Trust (the “NRST Trust”). If the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the NRST Trust (“Supplemental Payment”) in an amount equal to such other states’ recovery in excess of $50 million. Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement with Chemours bearing responsibility for 50%, or $25 million, of the $50 million payment due to the NRST and DuPont and Corteva each bearing $12.5 million of the remaining amount, which Corteva paid in January 2022. As of December 31, 2021, an accrual has been established in relation to this settlement and during the year ended December 31, 2021, the company recorded a charge of $11 million to (loss) income from discontinued operations after income taxes in the Consolidated Statement of Operations. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Aqueous Firefighting Foams. Approximately 2,050 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
enjoyment of property and diminution in value. Most of these cases have been transferred to a multidistrict litigation proceeding in federal district court in South Carolina. Approximately 1,860 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams. Approximately 140 of these cases were filed by water utility or municipal water districts. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. Discovery for these cases is expected to continue through 2022, with a water district “bellwether” trial expected for early 2023.

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

At December 31, 2021, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

In addition to the federal court actions, there is an action on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

Generally, site-related expenses related GenX claims are subject to the cost sharing arrangements as defined in the MOU.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the Consolidated Balance Sheet. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.
For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page F-46.

	As of December 31, 2021
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$159	$159	$262
Other discontinued or divested businesses obligations[1]	15	75	187

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	37	37	66

Environmental remediation liabilities not subject to indemnity	—	82	49

Indemnification liabilities related to the MOU[4]	9	99	28
Total	$220	$452	$592
1.Represents liabilities that are subject the $200 million threshold and sharing arrangements as discussed on page F-46, under Corteva Separation Agreement.
2.The company has recorded an indemnification asset related to these accruals, including $40 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $68 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable) or possible revisions to Chemours’ Consent Order with the North Carolina Department of Environmental Quality, as any possible impacts, to the extent such items would be reimbursable under the MOU, are not yet determinable.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page F-44, under the header "Chemours / Performance Chemicals.

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EID and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EID’s former Chambers Work facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EID’s demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page F-48.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2021, 2020, and 2019:

Shares of common stock	Issued
Balance June 1, 2019	748,815,000
Issued	586,000
Repurchased and retired	(824,000)
Balance December 31, 2019	748,577,000
Issued	3,384,000
Repurchased and retired	(8,503,000)
Balance December 31, 2020	743,458,000
Issued	4,019,000
Repurchased and retired	(20,950,000)
Balance December 31, 2021	726,527,000

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company purchased and retired 5,572,000 shares during the year ended December 31, 2021 in the open market for a total cost of $250 million.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan").

In connection with the 2019 Share Buyback Plan, the company repurchased and retired 15,378,000 shares, 8,503,000 shares, and 824,000 shares in the open market for a total cost of $700 million, $275 million, and $25 million during the years ended December 31, 2021, 2020, and 2019, respectively. Repurchases under the 2019 Share Buyback Plan were completed during the third quarter of 2021.

Shares repurchased pursuant to Corteva's share buyback plan are immediately retired upon repurchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to APIC. When Corteva has retained earnings, the excess is charged entirely to retained earnings.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Preferred Stock - $4.50 Series and EID Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EID and was unaffected by the Corteva Distribution.

Below is a summary of the EID Preferred Stock at December 31, 2021 and December 31, 2020 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2019
Balance January 1, 2019	$(2,793)	$(26)	$(620)	$79	$—	$(3,360)
Other comprehensive income (loss) before reclassifications	(274)	16	(723)	(159)	—	(1,140)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	5	(1)	—	16
Net other comprehensive income (loss)	(274)	28	(718)	(160)	—	(1,124)
Impact of Internal Reorganizations	1,123	—	91	—	—	1,214
Balance December 31, 2019	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)
2020
Other comprehensive income (loss) before reclassifications	$(26)	$(81)	$(191)	$670	$(10)	$362
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	5	1	—	18
Net other comprehensive income (loss)	(26)	(69)	(186)	671	(10)	380
Balance December 31, 2020	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
2021
Other comprehensive income (loss) before reclassifications	$(573)	$143	$996	$25	$3	$594
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	41	(646)	7	(602)
Net other comprehensive income (loss)	(573)	139	1,037	(621)	10	(8)
Balance December 31, 2021	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
1.The cumulative translation adjustment losses for the year ended December 31, 2021 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the European Euro ("EUR"), Swiss franc ("CHF") and Turkish Lira (“TRY”). The cumulative translation adjustment losses for the year ended December 31, 2020 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the Brazilian Real ("BRL"), partially offset by the weakening of the U.S. Dollar against the Swiss franc ("CHF") and European Euro ("EUR").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Derivative instruments	$(41)	$24	$(8)
Pension benefit plans - net	(319)	54	231
Other benefit plans - net	188	(211)	52
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(172)	$(133)	$275

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

(In millions)	For the Year Ended December 31,
	2021	2020	2019
Derivative Instruments[1]:	$(13)	$18	$13
Tax (benefit) expense[2]	9	(6)	(1)
After-tax	$(4)	$12	$12
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(2)	$(1)	$(1)
Actuarial (gains) losses[3,4,5]	55	4	2
Settlement (gain) loss[3,4,5]	1	3	4
Total before tax	54	6	5
Tax (benefit) expense[2]	(13)	(1)	—
After-tax	$41	$5	$5
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(922)	$—	$—
Actuarial (gains) losses[3,4]	81	1	(1)
Curtailment (gain) loss	(1)	—	—
Total before tax	(842)	1	(1)
Tax (benefit) expense[2]	196	—	—
After-tax	$(646)	$1	$(1)
Unrealized (Gain) Loss on Investments[4]	$7	$—	$—
Tax (benefit) expense[2]	—	—	—
After-tax	$7	$—	$—
Total reclassifications for the period, after-tax	$(602)	$18	$16
1.Reflected in cost of goods sold in the Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the Consolidated Statements of Operations.
3.These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 20 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements, for additional information.
4.Reflected in other income - net in the Consolidated Statements of Operations.
5.A portion reflected in (loss) income from discontinued operations after income taxes for the year ended December 31, 2019.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 20 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pension Plans
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees and employees in a number of other countries. The principal U.S. pension plan is the largest pension plan held by Corteva. Effective January 1, 2007, a majority of new hires are not eligible to participate in the U.S. defined benefit pension plans. The company froze the pay and service amounts used to calculate the pension benefits for active employees who participate in these plans on November 30, 2018, resulting in the participants no longer accruing additional benefits.

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

The company made total contributions of $49 million, $62 million, and $121 million to its pension plans other than the principal U.S. pension plan for the years ended December 31, 2021, 2020 and 2019, respectively. Corteva expects to contribute approximately $60 million to its pension plans other than the principal U.S. pension plan in 2022. The company does not anticipate making contributions to its principal U.S pension plan in 2022.

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2021	December 31, 2020
Discount rate	2.82%	2.44%
Rate of increase in future compensation levels[1]	2.55%	2.54%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2021	2020	2019
Discount rate	2.44%	3.19%	4.19%
Rate of increase in future compensation levels[1]	2.54%	2.60%	2.84%
Expected long-term rate of return on plan assets	5.73%	6.25%	6.24%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

Other Post Employment Benefits
The company has historically provided medical, dental and life insurance benefits to certain pensioners and survivors. The majority of U.S. employees hired on or after January 1, 2007, and eligible employees under the age of 50 as of November 30, 2018, are not eligible to participate in the post-employment medical, dental and life insurance plans. Substantially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with costs shared between the company and pensioners and survivors. For Medicare eligible pensioners and survivors, Corteva provides a company-funded Health Reimbursement Arrangement ("HRA"). In December 2020, the company amended its retiree medical, dental and life insurance plans resulting in the company no longer providing retiree dental and life insurance benefits effective January 1, 2022 and Corteva’s portion of the cost of non-Medicare retiree medical coverage no longer being adjusted for cost increases, which capped the Corteva cost at the level in effect as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $(939) million decrease in OPEB benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income for the year ended December 31, 2020. During 2021, a substantial amount of the prior service benefit within other comprehensive income (loss) in 2020 was recognized in other income - net in the Consolidated Statement of Operations.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-56.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $198 million, $207 million, and $202 million for the years ended December 31, 2021, 2020 and 2019, respectively. Changes in cash requirements reflect the net impact of per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles. In 2022, the company expects to contribute approximately $140 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2021	December 31, 2020
Discount rate	2.59%	2.09%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2021	2020	2019
Discount rate	2.09%	3.07%	3.93%

As of December 31, 2021, health care cost trend rates do not impact the benefit obligations for the OPEB plans because of the 2020 OPEB Plan Amendments. For the year ended December 31, 2020 and 2019, the health care cost trend rate was assumed to be 7.0 percent and 7.2 percent for next year, respectively.

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

The discount rates utilized to measure the pension and other post employment benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows are individually discounted at the spot rates under the Aon AA_Above Median yield curve (based on high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

The company adopts the most recently published mortality tables and mortality improvement scale released by the Society of Actuaries in measuring its U.S. pension and other post employment benefit obligations. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Summarized information on the company's pension and other post employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Change in benefit obligations:
Benefit obligation at beginning of the period	$21,682	$21,004	$1,571	$2,591
Service cost	25	26	1	2
Interest cost	364	559	21	66
Plan participants' contributions	3	2	35	34
Actuarial (gain) loss	(524)	1,659	(33)	59
Benefits paid	(1,490)	(1,538)	(233)	(241)
Plan amendments	(15)	(3)	—	(939)
Other[1]	(240)	—	—	—
Effect of foreign exchange rates	(30)	(27)	—	(1)
Benefit obligations at end of the period	$19,775	$21,682	$1,362	$1,571

Change in plan assets:
Fair value of plan assets at beginning of the period	$17,835	$16,941	$—	$—
Actual return on plan assets	1,685	2,404	—	—
Employer contributions	49	62	198	207
Plan participants' contributions	3	2	35	34
Benefits paid	(1,490)	(1,538)	(233)	(241)
Other[1]	(240)	—	—	—
Effect of foreign exchange rates	(15)	(36)	—	—
Fair value of plan assets at end of the period	$17,827	$17,835	$—	$—
Funded status
U.S. plan with plan assets	$(1,471)	$(3,301)	$—	$—
Non-U.S. plans with plan assets	(62)	(98)	—	—
All other plans [2,3]	(415)	(448)	(1,362)	(1,571)
Funded status at end of the period	$(1,948)	$(3,847)	$(1,362)	$(1,571)
1.Relates to the transfer of certain benefit obligations and related assets associated with the principal U.S. pension plan to an insurance company through the purchase of nonparticipating group annuity contracts.
2.As of December 31, 2021 and December 31, 2020, $219 million and $249 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.
3.Includes pension plans maintained around the world where funding is not customary.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Amounts recognized in the Consolidated Balance Sheets:
Other Assets	$4	$7	$—	$—
Accrued and other current liabilities	(46)	(32)	(144)	(217)
Pension and other post employment benefits - noncurrent	(1,906)	(3,822)	(1,218)	(1,354)
Net amount recognized	$(1,948)	$(3,847)	$(1,362)	$(1,571)

Pretax amounts recognized in accumulated other comprehensive income (loss):
Net gain (loss)	$(543)	$(1,886)	$(50)	$(163)
Prior service benefit (cost)	27	14	17	939
Pretax balance in accumulated other comprehensive income (loss) at end of year	$(516)	$(1,872)	$(33)	$776

The gain related to the change in pension and OPEB plan benefit obligations for the period ended December 31, 2021 is mainly due to an increase in discount rates.

The accumulated benefit obligation for all pensions plans was $19.7 billion and $21.6 billion at December 31, 2021 and 2020, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2021	December 31, 2020
(In millions)
Projected benefit obligations	$19,519	$21,513
Fair value of plan assets	17,567	17,659

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2021	December 31, 2020
(In millions)
Accumulated benefit obligations	$19,501	$21,369
Fair value of plan assets	17,567	17,550

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Defined Benefit Pension Plans			Other Post Employment Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive income (loss)	2021	2020	2019	2021	2020	2019
Net Periodic Benefit (Credit) Cost:
Service cost	$25	$26	$41	$1	$2	$4
Interest cost	364	559	769	21	66	84
Expected return on plan assets	(915)	(1,000)	(1,078)	—	—	—
Amortization of unrecognized loss (gain)	55	4	3	81	1	(1)
Amortization of prior service (benefit) cost	(2)	(1)	(1)	(922)	—	—
Curtailment loss (gain)	—	—	(2)	(1)	—	—
Settlement loss	1	3	4	—	—	—
Net periodic benefit (credit) cost - Total	$(472)	$(409)	$(264)	$(820)	$69	$87
Less: Discontinued operations[1]	—	—	(14)	—	—	—
Net periodic benefit (credit) cost - continuing operations	$(472)	$(409)	$(250)	$(820)	$69	$87
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	$1,284	$(247)	$(970)	$33	$(59)	$(211)
Amortization of unrecognized (gain) loss	55	4	2	81	1	(1)
Prior service benefit (cost)	15	3	11	—	939	—
Amortization of prior service (benefit) cost	(2)	(1)	(1)	(922)	—	—
Curtailment (gain) loss	—	—	—	(1)	—	—
Settlement loss	1	3	4	—	—	—
Effect of foreign exchange rates	3	(2)	5	—	1	—
Total benefit (loss) recognized in other comprehensive income (loss), attributable to Corteva	$1,356	$(240)	$(949)	$(809)	$882	$(212)
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$1,828	$169	$(685)	$11	$813	$(299)
1.Includes non-service related components of net periodic benefit credit of $(31) million for the year ended December 31, 2019.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2021	Defined Benefit Pension Plans	Other Post Employment Benefits
(In millions)
2022	$1,459	$144
2023	1,409	134
2024	1,378	126
2025	1,341	118
2026	1,305	112
Years 2027-2031	5,913	399
Total	$12,805	$1,033

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

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2021	December 31, 2020
Asset Category
U.S. equity securities	11%	20%
Non-U.S. equity securities	11	16
Fixed income securities	58	51
Hedge funds	2	2
Private market securities	8	6
Real estate	5	4
Cash and cash equivalents	5	1
Total	100%	100%

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

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2021
(In millions)
Cash and cash equivalents	$2,543	$2,543	$—	$—
U.S. equity securities [1]	2,400	2,394	2	4
Non-U.S. equity securities	1,523	1,523	—	—
Debt – government-issued	3,271	—	3,271	—
Debt – corporate-issued	4,591	—	4,589	2
Debt – asset-backed	682	—	682	—
Private market securities	3	—	—	3
Real estate	26	—	—	26
Other	78	—	3	75
Subtotal	$15,117	$6,460	$8,547	$110
Investments measured at net asset value
Debt - government issued	37
Debt - corporate issued	7
U.S. equity securities	33
Non-U.S. equity securities	34
Hedge funds	394
Private market securities	1,822
Real estate funds	759
Total investments measured at net asset value	$3,086
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	655
Pension trust payables [3]	(1,031)
Total	$17,827
1.The Corteva pension plans directly held $201 million (approximately 1 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2021.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,616	$2,616	$—	$—
U.S. equity securities[1]	3,905	3,898	2	5
Non-U.S. equity securities	2,194	2,189	2	3
Debt – government-issued	3,569	—	3,569	—
Debt – corporate-issued	2,579	—	2,576	3
Debt – asset-backed	616	—	616	—
Private market securities	3	—	—	3
Real estate	28	—	—	28
Other	76	—	3	73
Subtotal	$15,586	$8,703	$6,768	$115
Investments measured at net asset value
Debt - government issued	36
Debt - corporate issued	7
U.S. equity securities	32
Non-U.S. equity securities	32
Hedge funds	391
Private market securities	1,381
Real estate funds	590
Total investments measured at net asset value	$2,469
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	214
Pension trust payables[3]	(434)
Total	$17,835
1.The Corteva pension plans directly held $165 million (approximately 1 percent of total plan assets) of Corteva, Inc. at December 31, 2020.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2020 and 2019:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Private market securities	Real estate	Other	Total
(In millions)
Balance at January 1, 2020	$9	$4	$4	$2	$33	$—	$52
Actual return on assets:
Relating to assets sold during the year ended December 31, 2020	(25)	(6)	(7)	—	—	—	(38)
Relating to assets held at December 31, 2020	21	5	5	1	(5)	7	34
Purchases, sales and settlements, net	—	—	—	—	—	5	5
Transfers in or out of Level 3, net	—	—	1	—	—	61	62
Balance at December 31, 2020	$5	$3	$3	$3	$28	$73	$115
Actual return on assets:
Relating to assets sold during the year ended December 31, 2021	1	(1)	(5)	—	—	—	(5)
Relating to assets held at December 31, 2021	(3)	(1)	6	—	(2)	(2)	(2)
Purchases, sales and settlements, net	1	(1)	(2)	—	—	4	2
Balance at December 31, 2021	$4	$—	$2	$3	$26	$75	$110

Trust Assets
EID entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires EID to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, EID contributed $571 million to the Trust. At the Separation, Corteva transferred $39 million to DuPont. During the years ended December 31, 2021 and 2020, $43 million and $65 million, respectively, was distributed to EID according to the Trust agreement, and at December 31, 2021 and 2020, the balance in the Trust was $304 million and $347 million, respectively. The Trust Assets are classified as current restricted cash equivalents and included within other current assets in the Consolidated Balance Sheets. See Note 9 - Supplementary Information, to the Consolidated Financial Statements, for further information.

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

Corteva's contributions to the Plan were $63 million, $94 million, and $142 million for the years ended December 31, 2021, 2020 and 2019, respectively. Corteva's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $29 million, $33 million, and $46 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included in Corteva's contributions are amounts related to discontinued operations of $73 million for the year ended December 31, 2019.

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

As discussed in Note 18 - Commitment and Contingent Liabilities, on April 1, 2019 the company entered into an employee matters agreement (the "EMA") with DuPont and Dow that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur. With some exceptions, the EMA provides for the equitable adjustment of existing equity incentive compensation awards denominated in the common stock of DowDuPont to reflect the occurrence of the Distributions.

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

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. At December 31, 2021, approximately 12 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in income (loss) from continuing operations before income taxes within the Consolidated Statement of Operations was $79 million, $73 million, and $84 million for the years ended December 31, 2021, 2020 and 2019, respectively. The income tax benefits related to stock-based compensation arrangements were $(15) million, $(15) million, and $(17) million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the assumptions set forth in the below table. Under the OIP, the weighted-average grant-date fair value of options granted for the years ended December 31, 2021 and 2020 was $11.77 and $6.06, respectively. Under the EIP, the weighted-average grant-date fair value of options granted for the years ended December 31, 2019 was $7.29.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Weighted-Average Assumptions	OIP		EIP
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Dividend yield	1.14%	1.67%	1.55%
Expected volatility	29.44%	23.14%	19.80%
Risk-free interest rate	1.0%	1.3%	2.4%
Expected life of stock options granted during period (years)	6.0	6.0	6.1

Under the OIP, the company determined the dividend yield by dividing the annualized dividend on Corteva’ s Common Stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. For the years ended December 31, 2021 and 2020, the measurement of volatility is based on the average volatility of eight of Corteva's peer companies. Corteva's peer volatility is based on the historical volatility of each business respectively. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by utilizing the simplified method for estimating expected term as referenced under ASC 718 – Share based Payments.

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

The following table summarizes stock option activity for year ended December 31, 2021 under the OIP:

Stock Options	For the Year Ended December 31, 2021
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	8,998	$34.21	5.27	$50,077
Granted	849	45.37
Exercised	(3,206)	32.44
Forfeited/Expired	(218)	33.39
Outstanding at December 31, 2021	6,423	$36.65	5.69	$68,219
Exercisable at December 31, 2021	4,739	$36.15	4.76	$52,726

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. Under the OIP, the total intrinsic value of options exercised for the years ended December 31, 2021 and 2020 were $43 million, and $21 million, respectively. The company recognized tax benefits from options exercised for the years ended December 31, 2021 and 2020 of $(8) million and $(4) million, respectively.

Under the EIP, the total intrinsic value of options exercised for the year ended December 31, 2019 was $16 million. The company recognized tax benefits from options exercised for the year ended December 31, 2019 of $(3) million.

As of December 31, 2021, $4 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1.20 years.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The company grants PSUs to senior leadership. In 2021, there were 343,632 PSUs granted. Vesting for PSUs granted in 2021 and 2020 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating Earnings Per Share (EPS) during the Performance Period. Vesting for PSUs granted in 2019 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating EBITDA during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in 2021 of $45.37 was based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of RSUs and PSUs are shown below.

RSUs & PSUs	For the Year Ended December 31, 2021
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2021	5,883	$31.54
Granted	1,536	$45.30
Vested	(1,583)	$35.59
Forfeited	(234)	$32.99
Nonvested at December 31, 2021	5,602	$34.11

The total fair value of stock units vested under the OIP for the years ended December 31, 2021 and 2020 was $56 million and $49 million, respectively. The weighted-average grant-date fair value of stock units granted under the OIP for the years ended December 31, 2021 and 2020 was $45.30 and $31.15, respectively.

The total fair value of stock units vested under the EIP during the years ended December 31, 2019 was $79 million. The weighted-average grant-date fair value of stock units granted under the EIP for the year ended December 31, 2019 was $52.19.

As of December 31, 2021, $45 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.13 years.

NOTE 22 - FINANCIAL INSTRUMENTS

At December 31, 2021 and 2020, the company had $3,400 million and $2,511 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $86 million and $43 million at December 31, 2021 and 2020, respectively, of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at December 31, 2020, the company had $226 million of available-for-sale securities (see below "Debt Securities" for further discussion). The above noted securities are included in cash and cash equivalents, marketable securities, and other current assets in the Consolidated Balance Sheets.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	$1,252	$1,164
Commodity contracts	$845	$383
Derivatives not designated as hedging instruments:
Foreign currency contracts	$103	$647
Commodity contracts	$4	$—

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive loss:

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$(16)	$2	$(26)
Additions and revaluations of derivatives designated as cash flow hedges	92	(44)	16
Clearance of hedge results to earnings	(29)	26	12
Ending balance	$47	$(16)	$2

At December 31, 2021, an after-tax net gain of $36 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

(In millions)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Beginning balance	$(17)	$—
Additions and revaluations of derivatives designated as cash flow hedges	24	(3)
Clearance of hedges results to earnings	25	(14)
Ending balance	$32	$(17)

At December 31, 2021, an after-tax net gain of $32 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	31	(20)	11
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$71	$(20)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	23	$(20)	3
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$26	$(20)	$6

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

		December 31, 2020
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$15	$—	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	40	(40)	—
Total asset derivatives		$55	$(40)	$15

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	97	(40)	57
Total liability derivatives		$135	$(40)	$95
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	For the Year Ended December 31,
(In millions)	2021	2020	2019
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$37	$(45)	$—
Cash flow hedges:
Foreign currency contracts	27	(4)	—
Commodity contracts	129	(62)	23
Total derivatives designated as hedging instruments	$193	$(111)	$23
1.OCI is defined as other comprehensive income (loss).

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(in millions)	Amount of (Loss) Gain Recognized in Income - Pre-Tax[1]
	For the Year Ended December 31,
	2021	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(29)	$17	$—
Commodity contracts[2]	42	(35)	(13)
Total derivatives designated as hedging instruments	13	(18)	(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	18	89	(58)
Foreign currency contracts[2]	(14)	14	—
Commodity contracts[2]	(18)	9	9
Total derivatives not designated as hedging instruments	(14)	112	(49)
Total derivatives	$(1)	$94	$(62)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold.
3.Gain recognized in other income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 9 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Debt Securities
The estimated fair value of the available-for-sale securities as of December 31, 2020 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities at of December 31, 2020 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss within the Consolidated Statements of Equity. These fluctuations are subsequently reclassified from accumulated other comprehensive income (loss) to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table provides the investing results from available-for-sale securities for the year ended December 31,2021:

Investing Results	For the Year Ended December 31,
(In millions)	2021
Proceeds from sales of available-for-sale securities	$226
Gross realized losses	$(7)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 23 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

December 31, 2021	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$86
Derivatives relating to:[1]
Foreign currency	—	68
Equity securities[2]	48	—
Total assets at fair value	$48	$154
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	24
Total liabilities at fair value	$—	$24

December 31, 2020	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$43
Debt securities:
U.S. treasuries[3]	226	—
Derivatives relating to:[1]
Foreign currency	—	55
Total assets at fair value	$226	$98
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	$—	$135
Total liabilities at fair value	$—	$135
1.See Note 22 - Financial Instruments, to the Consolidated Financial Statements, for the classification of derivatives in the Consolidated Balance Sheets.
2.    The company's equity securities are included in "other assets" in the Consolidated Balance Sheets.
3.    The company's investments in U.S. treasuries, which are primarily available-for-sale, are included in "marketable securities" in the Consolidated Balance Sheets.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2021 and 2020.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 24 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	For the Year Ended December 31,
(In millions)	2021	2020	2019
United States	$6,782	$6,510	$6,255
Canada	754	658	674
EMEA	3,123	2,842	2,740
Latin America[1]	3,545	2,805	2,889
Asia Pacific	1,451	1,402	1,288
Total	$15,655	$14,217	$13,846
1.Net sales for Brazil for the years ended December 31, 2021, 2020 and 2019 were $2,315 million, $1,724 million and $1,794 million, respectively.

	Net Property
(In millions)	2021	2020	2019
United States	$3,051	$3,014	$3,069
Canada	114	122	125
EMEA	566	601	566
Latin America	468	510	608
Asia Pacific	130	149	178
Total	$4,329	$4,396	$4,546

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 25 - SEGMENT INFORMATION
Corteva’s reportable segments reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (seed and crop protection). For purposes of allocating resources to the segments and assessing segment performance, segment operating EBITDA is the primary measure used by Corteva’s CODM. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Effective January 1, 2021, on a prospective basis, the company excludes from segment operating EBITDA net unrealized gain or loss from mark-to- market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Non-operating (benefits) costs consists of non-operating pension and other post-employment benefit (OPEB) costs, tax indemnification adjustments, environmental remediation and legal costs associated with legacy EID businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility. For the year ended December 31, 2019, segment operating EBITDA is calculated on a pro forma basis, as this is the manner in which the CODM assesses performance and allocates resources or expense.

Pro forma adjustments used in the calculation of pro forma segment operating EBITDA for the year ended December 31, 2019 were determined in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments. These adjustments give effect to the Merger, the debt retirement transactions related to paying off or retiring portions of EID’s existing debt liabilities (as discussed in Note 17 - Long-Term Debt and Available Credit Facilities, to the Consolidated Financial Statements), and the separation and distribution to DowDuPont stockholders of all the outstanding shares of Corteva common stock as if they had been consummated on January 1, 2016.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2021
Net sales	$8,402	$7,253	$15,655
Segment operating EBITDA	$1,512	$1,202	$2,714
Depreciation and amortization	$866	$377	$1,243
Segment assets	$23,270	$12,428	$35,698
Investments in nonconsolidated affiliates	$29	$47	$76
Purchases of property, plant and equipment	$237	$336	$573
As of and for the Year Ended December 31, 2020
Net sales	$7,756	$6,461	$14,217
Segment operating EBITDA	$1,208	$1,004	$2,212
Depreciation and amortization	$798	$379	$1,177
Segment assets	$23,751	$13,099	$36,850
Investments in nonconsolidated affiliates	$22	$44	$66
Purchases of property, plant and equipment	$225	$250	$475
As of and for the Year Ended December 31, 2019
Net sales	$7,590	$6,256	$13,846
Pro forma segment operating EBITDA	$1,040	$1,066	$2,106
Depreciation and amortization	$628	$372	$1,000
Segment assets[1]	$25,387	$13,492	$38,879
Investments in nonconsolidated affiliates	$27	$39	$66
Purchase of property, plant and equipment	$373	$293	$666
1.On June 1, 2019, as a result of changes in reportable segments, $3,382 million of goodwill was reallocated from the seed reportable segment to the crop protection reportable segment. This change was not reflected in segment assets prior to June 1, 2019.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	For the Year Ended December 31,
(In millions)	2021	2020	2019
Income (loss) from continuing operations after income taxes	$1,822	$756	$(270)
Provision for (benefit from) income taxes on continuing operations	524	(81)	(46)
Income (loss) from continuing operations before income taxes	2,346	675	(316)
Depreciation and amortization	1,243	1,177	1,000
Interest income	(77)	(56)	(59)
Interest expense	30	45	136
Exchange (gains) losses - net [1]	54	174	66
Non-operating (benefits) costs - net	(1,256)	(316)	(129)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[2]	—
Significant items	236	388	991
Pro forma adjustments			298
Corporate expenses	138	125	119
Segment operating EBITDA[3]	$2,714	$2,212	$2,106
1.Excludes a $(33) million foreign exchange loss for the year ended December 31, 2019 associated with the devaluation of the Argentine peso. See Note 9 - Supplementary Information, to the Consolidated Financial Statements, for additional information.
2.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There were no unrealized mark-to-market (gains) losses for the years ended December 31, 2020 and 2019.
3.The year ended December 31, 2019 is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Segment assets to total assets (in millions)	December 31, 2021	December 31, 2020
Total segment assets	$35,698	$36,850
Corporate assets	6,646	5,799
Total assets	$42,344	$42,649

Other Items (in millions)	Segment Totals	Adjustments [1]	Consolidated Totals
For the Year Ended December 31, 2019
Depreciation and amortization	$1,000	$599	$1,599
Purchase of property, plant and equipment	$666	$497	$1,163
1.See Note 5 - Divestitures and Other Transactions, to the Consolidated Financial Statements, for additional information.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The years ended December 31, 2021, 2020 and 2019, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2021
Restructuring and Asset Related Charges - Net [1]	$(152)	$(59)	$(78)	$(289)
Equity securities mark-to-market gain (loss)	47	—	—	47
Employee Retention Credit	37	23	—	60
Contract termination	(30)	(24)	—	(54)
Total	$(98)	$(60)	$(78)	$(236)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2020
Restructuring and Asset Related Charges - Net [1]	$(165)	$(109)	$(61)	$(335)
Loss on Divestiture [2]	—	(53)	—	(53)
Total	$(165)	$(162)	$(61)	$(388)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2019[3]
Restructuring and Asset Related Charges - Net [1]	$(213)	$(23)	$14	$(222)
Integration and Separation Costs [4]	—	—	(632)	(632)
Loss on Divestiture [5]	(24)	—	—	(24)
Amortization of Inventory Step Up 6	(67)	—	—	(67)
Loss on Early Extinguishment of Debt [7]	—	—	(13)	(13)
Argentina Currency Devaluation [8]	—	—	(33)	(33)
Total	$(304)	$(23)	$(664)	$(991)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization. See Note 7 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.
2.Includes a loss recorded in other income - net related to the sale of the La Porte site.
3.The year ended December 31, 2019 is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.
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
8.Includes a charge included in other income - net associated with remeasuring the company’s Argentine Peso net monetary assets, resulting from an unexpected August primary election result in Argentina. Throughout the three months ended September 30, 2019, the Argentine Peso dropped approximately a third of its value against the US dollar and in September of 2019, the country’s central bank announced new restrictions on foreign currency transactions.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 26 - SUBSEQUENT EVENTS

In February 2022, the company entered into a new committed receivable repurchase facility of up to $500 million (the "2022 Repurchase Facility"), which expires in December 2022. Under the 2022 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2022 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2022 Repurchase Facility will have an interest rate equal to the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus a margin of 0.75 percent.

E. I. du Pont de Nemours and Company

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly EID's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by EID's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, EID's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following pages.
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
Management assessed the effectiveness of EID's internal control over financial reporting as of December 31, 2021, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EID maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EID's internal control over financial reporting as of December 31, 2021, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David J. Anderson Executive Vice President, Chief Financial Officer and Director
February 10, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of E. I. du Pont de Nemours and Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of E. I. du Pont de Nemours and Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Goodwill (Seed Reporting Unit) Impairment Assessment

As described in Notes 2 and 15 to the Corteva, Inc. consolidated financial statements, the Company’s consolidated goodwill balance was $10.1 billion as of December 31, 2021, and the goodwill associated with the seed reporting unit was $5.4 billion. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Management performs an annual goodwill impairment test in the fourth quarter. If management chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. Management performed quantitative testing on its seed reporting unit and determined that no goodwill impairment existed in 2021. Management determined fair value for the seed reporting unit using a discounted cash flow model. Management’s significant assumptions in this analysis included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

The principal considerations for our determination that performing procedures relating to the seed reporting unit goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value of the seed reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, the weighted average cost of capital, and the terminal value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the seed reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to projected revenue, the weighted average cost of capital, and the terminal value. Evaluating management’s assumptions related to projected revenue and the terminal value involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the weighted average cost of capital and terminal value assumptions.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 10, 2022

We have served as the Company’s auditor since 1946.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2021	2020	2019
Net sales	$15,655	$14,217	$13,846
Cost of goods sold	9,220	8,507	8,575
Research and development expense	1,187	1,142	1,147
Selling, general and administrative expenses	3,209	3,043	3,065
Amortization of intangibles	722	682	475
Restructuring and asset related charges - net	289	335	222
Integration and separation costs	—	—	744
Other income - net	1,348	212	215
Loss on early extinguishment of debt	—	—	13
Interest expense	80	145	242
Income (loss) from continuing operations before income taxes	2,296	575	(422)
Provision for (Benefit from) income taxes on continuing operations	512	(105)	(71)
Income (loss) from continuing operations after income taxes	1,784	680	(351)
Loss (income) from discontinued operations after income taxes	(53)	(55)	(671)
Net income (loss)	1,731	625	(1,022)
Net income (loss) attributable to noncontrolling interests	—	10	8
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$1,731	$615	$(1,030)

See Notes to the Consolidated Financial Statements beginning on page F-89.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$1,731	$625	$(1,022)
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(573)	(26)	(274)
Adjustments to pension benefit plans	1,037	(186)	(718)
Adjustments to other benefit plans	(621)	671	(160)
Unrealized gain (loss) on investments	10	(10)	—
Derivative instruments	139	(69)	28
Total other comprehensive income (loss)	(8)	380	(1,124)
Comprehensive income (loss)	1,723	1,005	(2,146)
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	10	8
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$1,723	$995	$(2,154)

See Notes to the Consolidated Financial Statements beginning on page F-89.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$4,459	$3,526
Marketable securities	86	269
Accounts and notes receivable - net	4,811	4,926
Inventories	5,180	4,882
Other current assets	1,010	1,165
Total current assets	15,546	14,768
Investment in nonconsolidated affiliates	76	66
Property, plant and equipment	8,364	8,253
Less: Accumulated depreciation	4,035	3,857
Net property, plant and equipment	4,329	4,396
Goodwill	10,107	10,269
Other intangible assets	10,044	10,747
Deferred income taxes	438	464
Other assets	1,804	1,939
Total Assets	$42,344	$42,649
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$17	$3
Accounts payable	4,126	3,615
Income taxes payable	146	123
Deferred Revenue	3,201	2,662
Accrued and other current liabilities	2,070	2,148
Total current liabilities	9,560	8,551
Long-term debt	1,100	1,102
Long-term debt - Related party	2,162	3,459
Other noncurrent liabilities
Deferred income tax liabilities	1,220	893
Pension and other post employment benefits - noncurrent	3,124	5,176
Other noncurrent obligations	1,719	1,867
Total noncurrent liabilities	9,325	12,497
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2021, December 31, 2020:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	24,196	24,049
Retained earnings (accumulated deficit)	1,922	203
Accumulated other comprehensive income (loss)	(2,898)	(2,890)
Total E. I. du Pont de Nemours and Company stockholders’ equity	23,459	21,601
Noncontrolling interests	—	—
Total equity	23,459	21,601
Total Liabilities and Equity	$42,344	$42,649
See Notes to the Consolidated Financial Statements beginning on page F-89.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2021	2020	2019[1]
Operating activities
Net income (loss)	$1,731	$625	$(1,022)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,243	1,177	1,599
Provision for (benefit from) deferred income tax	174	(330)	(477)
Net periodic pension and OPEB benefit, net	(1,292)	(340)	(177)
Pension and OPEB contributions	(247)	(269)	(323)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(21)	3	(142)
Restructuring and asset related charges - net	289	335	339
Amortization of inventory step-up	—	—	272
Goodwill impairment charge	—	—	1,102
Loss on early extinguishment of debt	—	—	13
Other net loss	156	290	246
Changes in assets and liabilities, net
Accounts and notes receivable	(113)	187	(361)
Inventories	(422)	104	74
Accounts payable	524	(118)	149
Deferred Revenue	574	71	632
Other assets and liabilities	93	251	(928)
Cash provided by (used for) operating activities	2,689	1,986	996
Investing activities
Capital expenditures	(573)	(475)	(1,163)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	75	83	249
Acquisitions of businesses - net of cash acquired	—	—	(10)
Investments in and loans to nonconsolidated affiliates	(4)	(1)	(10)
Proceeds from sale of ownership interest in nonconsolidated affiliates	—	—	21
Purchases of investments	(204)	(995)	(138)
Proceeds from sales and maturities of investments	345	721	160
Other investing activities, net	(1)	(7)	(13)
Cash provided by (used for) investing activities	(362)	(674)	(904)
Financing activities
Net change in borrowings (less than 90 days)	13	—	(1,868)
Proceeds from related party debt	52	103	4,240
Payments on related party debt	(1,349)	(665)	(219)
Proceeds from debt	419	2,439	1,001
Payments on debt	(421)	(1,441)	(6,804)
Proceeds from exercise of stock options	100	56	47
Payment for acquisition of subsidiary's interest from the noncontrolling interest	—	(60)	—
Distributions to DowDuPont	—	—	(317)
Cash transferred to DowDuPont at Internal Reorganization	—	—	(2,053)
Contributions from Dow and DowDuPont	—	—	3,255
Debt extinguishment costs	—	—	(79)
Other financing activities, net	(42)	(51)	(58)
Cash provided by (used for) financing activities	(1,228)	381	(2,855)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(136)	7	(88)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	963	1,700	(2,851)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,873	2,173	5,024
Cash, cash equivalents and restricted cash equivalents at end of period	$4,836	$3,873	$2,173

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

(In millions)	For the Year Ended December 31,
	2021	2020	2019[1]
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized[2]	$30	$36	$263
Income taxes	341	229	234
1..The cash flows for the year ended December 31, 2019 includes cash flows of EID's ECP and Specialty Products Entities.
2.Reflects interest, net of amounts capitalized, paid to external parties. For information associated with interest paid on related party debt refer to EID's Note 2 - Related Party Transactions, of the EID Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements beginning on page F-89.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Divisional Equity	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2019	$—	$—	$—	$78,259	$—	$(3,360)	$254	$75,153
Net (loss) income				(640)	(390)		8	(1,022)
Other comprehensive income (loss)						(1,124)		(1,124)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)			(2)	(2)	(6)			(10)
Distributions to DowDuPont				(317)				(317)
Contributions from DowDuPont				3,255				3,255
Issuance of DowDuPont stock				39				39
Issuance of Corteva stock			8					8
Share-based compensation			41	62				103
Impact of Internal Reorganizations				(56,479)		1,214	(231)	(55,496)
Reclassification of Divisional Equity to Additional Paid-in Capital	239		23,936	(24,175)				—
Other - net			(25)	(2)	(10)		(24)	(61)
Balance at December 31, 2019	$239	$—	$23,958		$(406)	$(3,270)	$7	$20,528
Net income (loss)					615		10	625
Other comprehensive income (loss)						380		380
Issuance of Corteva Stock			56					56
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)			(5)		(5)			(10)
Share-based compensation			60		(1)			59
Acquisition of noncontrolling interest in consolidated subsidiaries			(37)				(15)	(52)
Other - net			17				(2)	15
Balance at December 31, 2020	$239	$—	$24,049		$203	$(2,890)	$—	$21,601
Net income (loss)					1,731			1,731
Other comprehensive income (loss)						(8)		(8)
Issuance of Corteva Stock			100					100
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Share-based compensation			59		(3)			56
Other - net			(12)		1			(11)
Balance at December 31, 2021	$239	$—	$24,196		$1,922	$(2,898)	$—	$23,459

See Notes to the Consolidated Financial Statements beginning on page F-89.

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
•Capital Structure - At December 31, 2021, Corteva, Inc.'s capital structure consists of 726,527,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the footnotes from the Corteva 10-K:
•Note 1 - Background and Basis of Presentation - refer to page F-12 of the Corteva, Inc. Consolidated Financial Statements
•Note 2 - Summary of Significant Accounting Policies - refer to page F-14 of the Corteva, Inc. Consolidated Financial Statements
•Note 3 - Recent Accounting Guidance - refer to page F-19 of the Corteva, Inc. Consolidated Financial Statements
•Note 4 - Common Control Business Combination - refer to page F-19 of the Corteva, Inc. Consolidated Financial Statements
•Note 5 - Divestitures and Other Transactions - refer to page F-20 of the Corteva, Inc. Consolidated Financial Statements
•Note 6 - Revenue - refer to page F-24 of the Corteva, Inc. Consolidated Financial Statements
•Note 7 - Restructuring and Asset Related Charges - Net - refer to page F-26 of the Corteva, Inc. Consolidated Financial Statements
•Note 8 - Related Party Transactions - Differences exist between Corteva, Inc. and EID; refer to EID Note 2 - Related Party Transactions, of the EID Consolidated Financial Statements, below
•Note 9 - Supplementary Information - refer to page F-29 of the Corteva, Inc. Consolidated Financial Statements
•Note 10 - Income Taxes - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Income Taxes, of the EID Consolidated Financial Statements, below
•Note 11 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 12 - Accounts and Notes Receivable - Net - refer to page F-36 of the Corteva, Inc. Consolidated Financial Statements
•Note 13 - Inventories - refer to page F-37 of the Corteva, Inc. Consolidated Financial Statements
•Note 14 - Property, Plant and Equipment - refer to page F-37 of the Corteva, Inc. Consolidated Financial Statements
•Note 15 - Goodwill and Other Intangible Assets - refer to page F-38 of the Corteva, Inc. Consolidated Financial Statements
•Note 16 - Leases - refer to page F-40 of the Corteva, Inc. Consolidated Financial Statements
•Note 17 - Long-Term Debt and Available Credit Facilities - refer to page F-42 of the Corteva, Inc. Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, of the EID Consolidated Financial Statements, below
•Note 18 - Commitments and Contingent Liabilities - refer to page F-44 of the Corteva, Inc. Consolidated Financial Statements
•Note 19 - Stockholders' Equity - refer to page F-51 of the Corteva, Inc. Consolidated Financial Statements
•Note 20 - Pension Plans and Other Post Employment Benefits - refer to page F-54 of the Corteva, Inc. Consolidated Financial Statements
•Note 21 - Stock-Based Compensation - refer to page F-63 of the Corteva, Inc. Consolidated Financial Statements
•Note 22 - Financial Instruments - refer to page F-65 of the Corteva, Inc. Consolidated Financial Statements
•Note 23 - Fair Value Measurements - refer to page F-71 of the Corteva, Inc. Consolidated Financial Statements
•Note 24 - Geographic Information - refer to page F-73 of the Corteva, Inc. Consolidated Financial Statements
•Note 25 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 4 - Segment Information, of the EID Consolidated Financial Statements, below

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

•Note 26 - Subsequent Events - Refers to page F-78 of the Corteva, Inc. Consolidated Financial Statements

NOTE 2 - RELATED PARTY TRANSACTIONS

Refer to page F-28 of the Corteva, Inc. Consolidated Financial Statements for discussion of related party transactions with Historical Dow and DowDuPont.

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of December 31, 2021 and December 31, 2020, the outstanding related party loan balance was $2,162 million and $3,459 million respectively (which approximates fair value), with interest rates of 1.67% and 1.62%, respectively, and is reflected as long-term debt - related party on EID's Consolidated Balance Sheet. Additionally, EID has incurred tax deductible interest expense of $50 million and $100 million and paid interest of $51 million and $105 million for the years ended December 31, 2021 and 2020, respectively, associated with the related party loan to Corteva, Inc.

As of December 31, 2021, EID had payables to Corteva, Inc. of $27 million and $117 million included in accrued and other current liabilities and other noncurrent obligations, respectively, and $92 million included in both accrued and other current liabilities and other noncurrent obligations, respectively, at December 31, 2020, in the Consolidated Balance Sheet, related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-20 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page F-31 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EID.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2021	2020	2019
Income (loss) from continuing operations before income taxes
Domestic	$892	$(183)	$(1,458)
Foreign	1,404	758	1,036
Income (loss) from continuing operations before income taxes	$2,296	$575	$(422)
Current tax expense (benefit)
Federal	$(23)	$8	$(11)
State and local	4	5	1
Foreign	329	222	317
Total current tax expense (benefit)	$310	$235	$307
Deferred tax (benefit) expense
Federal	$164	$(116)	$(417)
State and local	55	27	156
Foreign	(17)	(251)	(117)
Total deferred tax expense (benefit)	$202	$(340)	$(378)
Provision for (benefit from) income taxes on continuing operations	512	(105)	(71)
Net income (loss) from continuing operations	$1,784	$680	$(351)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net [1]	(2.6)	(16.4)	(13.8)
Acquisitions, divestitures and ownership restructuring activities [2]	(0.1)	(0.3)	(8.0)
U.S. research and development credit	(2.5)	(3.4)	5.2
Exchange gains/losses [3]	1.9	4.1	(1.3)
State and local income taxes - net	2.2	4.2	3.0
Impact of Swiss Tax Reform [4]	0.2	(31.7)	8.9
Excess tax benefits/deficiencies from stock compensation	(0.2)	1.2	(0.5)
Tax settlements and expiration of statute of limitations	—	0.4	2.9
Other - net	2.3	2.6	(0.6)
Effective tax rate	22.2%	(18.3)%	16.8%
1.    Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Includes a tax benefit of $(51) million for the year ended December 31, 2020, related to a return to accrual adjustment associated with an elective change in accounting method that alters the 2019 impact of foreign tax provisions.
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
4.    Reflects tax benefits of $(182) million primarily driven by the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") for the year ended December 31, 2020. Reflects tax benefits of $(38) million associated with the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform"), for the year ended December 31, 2019.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA or pro forma segment operating EBITDA, segment assets, or significant items by segment; refer to page F-74 of the Corteva, Inc. Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EID.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	For the Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations after income taxes	$1,784	$680	$(351)
Provision for (benefit from) income taxes on continuing operations	512	(105)	(71)
Income (loss) from continuing operations before income taxes	2,296	575	(422)
Depreciation and amortization	1,243	1,177	1,000
Interest income	(77)	(56)	(59)
Interest expense	80	145	242
Exchange losses - net[1]	54	174	66
Non-operating (benefits) costs - net	(1,256)	(316)	(129)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[2]	—
Significant items	236	388	991
Pro forma adjustments			298
Corporate expenses	138	125	119
Segment operating EBITDA[3]	$2,714	$2,212	$2,106
1.Excludes a $(33) million foreign exchange loss for the year ended December 31, 2019 associated with the devaluation of the Argentine peso. See Note 9 - Supplementary Information, of the Corteva, Inc. Consolidated Financial Statements for additional information.
2.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There were no unrealized mark-to-market (gains) losses for the years ended December 31, 2020 and 2019.
3.The year ended December 31, 2019 is presented on a pro forma basis, prepared in accordance with Article 11 of Regulation S-X that was in effect prior to recent amendments.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.