Form 10-Q
period 2022-03-31
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2022-05-05
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Corteva, Inc. had 723,700,000 shares of common stock, par value $0.01 per share, outstanding at April, 28, 2022.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at April, 28, 2022, all of which are held by Corteva, Inc.

E. I. du Pont de Nemours and Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

CORTEVA, INC.
E. I. DU PONT DE NEMOURS AND COMPANY

Explanatory Note

Corteva owns 100% of the outstanding common stock of EID (defined below). EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

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
    • "Historical DuPont" refers to EID prior to the Internal Reorganization (defined below);
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three groups: agriculture, materials science and specialty products. As part of the Internal Reorganization:
1.the assets and liabilities aligned with EID’s material science business were transferred or conveyed to separate legal entities that were ultimately conveyed by DowDuPont to Dow on April 1, 2019;
2.the assets and liabilities of EID’s specialty products business were transferred or conveyed to separate legal entities that were ultimately distributed to DowDuPont on May 1, 2019;
3.the conveyance of Historical Dow's agriculture business to EID on May 2, 2019; and
4.the contribution of EID to Corteva, Inc. on May 31, 2019. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
• "Dow Distribution" refers to the separation of DowDuPont's materials science business into a separate and independent public company, on April 1, 2019 by way of a distribution of Dow Inc. through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow Inc.’s common stock;
• "Merger” refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont on August 31, 2017;
    • "Dow" refers to Dow Inc. after the Dow Distribution;
    • "DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva (on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc.);
• "Separation" or "Separation of Corteva" refers to June 1, 2019, when Corteva, Inc. became an independent, publicly traded company;
• "Corteva Distribution" refers to the pro rata distribution of all of the then-issued and outstanding shares of Corteva, Inc.'s common stock on June 1, 2019, which was then a wholly-owned subsidiary of DowDuPont, to holders of DowDuPont's common stock as of the close of business on May 24, 2019;
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

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 58. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2022	2021
Net sales	$4,601	$4,178
Cost of goods sold	2,724	2,420
Research and development expense	268	281
Selling, general and administrative expenses	735	733
Amortization of intangibles	179	183
Restructuring and asset related charges - net	5	100
Other income - net	17	337
Interest expense	9	7
Income (loss) from continuing operations before income taxes	698	791
Provision for (benefit from) income taxes on continuing operations	121	178
Income (loss) from continuing operations after income taxes	577	613
(Loss) income from discontinued operations after income taxes	(10)	(10)
Net income (loss)	567	603
Net income (loss) attributable to noncontrolling interests	3	3
Net income (loss) attributable to Corteva	$564	$600
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.79	$0.82
Basic earnings (loss) per share of common stock from discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share of common stock	$0.78	$0.81
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.79	$0.81
Diluted earnings (loss) per share of common stock from discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share of common stock	$0.78	$0.80

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended March 31,
	2022	2021
Net income (loss)	$567	$603
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	91	(403)
Adjustments to pension benefit plans	8	8
Adjustments to other benefit plans	3	(157)
Unrealized gain (loss) on investments	—	10
Derivative instruments	(25)	65
Total other comprehensive income (loss)	77	(477)
Comprehensive income (loss)	644	126
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	3
Comprehensive income (loss) attributable to Corteva	$641	$123

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$2,031	$4,459	$2,404
Marketable securities	290	86	114
Accounts and notes receivable - net	7,275	4,811	6,792
Inventories	4,986	5,180	4,321
Other current assets	1,296	1,010	1,405
Total current assets	15,878	15,546	15,036
Investment in nonconsolidated affiliates	91	76	64
Property, plant and equipment	8,483	8,364	8,173
Less: Accumulated depreciation	4,150	4,035	3,874
Net property, plant and equipment	4,333	4,329	4,299
Goodwill	10,109	10,107	10,146
Other intangible assets	9,865	10,044	10,584
Deferred income taxes	471	438	433
Other assets	1,886	1,804	1,987
Total Assets	$42,633	$42,344	$42,549
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,018	$17	$1,250
Accounts payable	3,685	4,126	3,098
Income taxes payable	180	146	165
Deferred revenue	2,435	3,201	2,247
Accrued and other current liabilities	2,335	2,068	2,239
Total current liabilities	9,653	9,558	8,999
Long-term debt	1,154	1,100	1,102
Other noncurrent liabilities
Deferred income tax liabilities	1,203	1,220	902
Pension and other post employment benefits - noncurrent	2,983	3,124	4,954
Other noncurrent obligations	1,704	1,719	1,814
Total noncurrent liabilities	7,044	7,163	8,772
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2022 - 725,320,000; December 31, 2021 - 726,527,000; and March 31, 2021 - 738,321,000	7	7	7
Additional paid-in capital	27,760	27,751	27,630
Retained earnings	750	524	268
Accumulated other comprehensive income (loss)	(2,821)	(2,898)	(3,367)
Total Corteva stockholders’ equity	25,696	25,384	24,538
Noncontrolling interests	240	239	240
Total equity	25,936	25,623	24,778
Total Liabilities and Equity	$42,633	$42,344	$42,549
See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$567	$603
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	307	304
Provision for (benefit from) deferred income tax	(37)	47
Net periodic pension and OPEB benefit, net	(71)	(318)
Pension and OPEB contributions	(55)	(84)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	3	—
Restructuring and asset related charges - net	5	100
Other net loss	104	54
Changes in assets and liabilities, net
Accounts and notes receivable	(2,372)	(2,012)
Inventories	234	467
Accounts payable	(406)	(448)
Deferred revenue	(782)	(401)
Other assets and liabilities	(227)	(262)
Cash provided by (used for) operating activities	(2,730)	(1,950)
Investing activities
Capital expenditures	(179)	(137)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	5	20
Investments in and loans to nonconsolidated affiliates	(6)	—
Purchases of investments	(234)	(40)
Proceeds from sales and maturities of investments	10	194
Other investing activities, net	—	(1)
Cash provided by (used for) investing activities	(404)	36
Financing activities
Net change in borrowings (less than 90 days)	744	828
Proceeds from debt	311	419
Repurchase of common stock	(235)	(350)
Proceeds from exercise of stock options	40	38
Dividends paid to stockholders	(102)	(97)
Other financing activities, net	(44)	(17)
Cash provided by (used for) financing activities	714	821
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(31)	(50)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,451)	(1,143)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,385	$2,730
1. See page 14 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$239	$25,063
Net income (loss)			600		3	603
Other comprehensive income (loss)				(477)		(477)
Common dividends ($0.13 per share)		(97)				(97)
Issuance of Corteva stock		38				38
Share-based compensation						—
Repurchase of common stock		(18)	(332)			(350)
Other - net					(2)	(2)
Balance at March 31, 2021	$7	$27,630	$268	$(3,367)	$240	$24,778

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			564		3	567
Other comprehensive income (loss)				77		77
Common dividends ($0.14 per share)			(102)			(102)
Issuance of Corteva stock		40				40
Share-based compensation		(31)				(31)
Repurchase of common stock			(235)			(235)
Other - net			(1)		(2)	(3)
Balance at March 31, 2022	$7	$27,760	$750	$(2,821)	$240	$25,936

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2021, collectively referred to as the “2021 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Certain reclassifications of prior year's data have been made to conform to current year's presentation.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual Sales and EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 9 – Supplemental Information, to the company's 2021 Annual Report). As of March 31, 2022, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $15 million. We will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose transactions with a governmental entity for which a grant or contribution accounting model is used in recognizing and measuring such transactions. This standard is effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The company adopted this guidance on January 1, 2022 and it did not have a material impact on the company’s disclosures.

NOTE 3 - REVENUE

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $120 million, $123 million and $113 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	March 31, 2022	December 31, 2021	March 31, 2021
(In millions)
Accounts and notes receivable - trade[1]	$6,029	$3,561	$5,764
Contract assets - current[2]	$24	$24	$22
Contract assets - noncurrent[3]	$58	$58	$53
Deferred revenue - current	$2,435	$3,201	$2,247
Deferred revenue - noncurrent[4]	$104	$120	$111
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period was $1,339 million and $924 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2022	2021
Corn	$1,930	$1,888
Soybean	172	177
Other oilseeds	277	296
Other	145	131
Seed	2,524	2,492
Herbicides	1,205	986
Insecticides	418	385
Fungicides	304	261
Other	150	54
Crop Protection	2,077	1,686
Total	$4,601	$4,178

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2022	2021
North America[1]	$1,184	$1,210
EMEA[2]	926	947
Latin America	323	274
Asia Pacific	91	61
Total	$2,524	$2,492

Crop Protection	Three Months Ended March 31,
(In millions)	2022	2021
North America[1]	$821	$533
EMEA[2]	656	655
Latin America	327	244
Asia Pacific	273	254
Total	$2,077	$1,686
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the first quarter of 2022, the company recorded net pre-tax restructuring charges of $165 million inception-to-date under the 2021 Restructuring Actions, consisting of $76 million of severance and related benefit costs, $44 million of asset related charges, $6 million of asset retirement obligations and $39 million of costs related to contract terminations (contract terminations includes early lease terminations). The company does not anticipate any additional material charges from the 2021 Restructuring Actions as actions associated with this charge were substantially complete by the end of 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Seed	$(2)	$14
Crop Protection	(2)	28
Corporate expenses	2	47
Total	$(2)	$89

The following table is a summary of charges incurred related to 2021 Restructuring Actions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In millions)	2022	2021
Severance and related benefit costs	$2	$39
Asset related charges	(1)	13
Contract termination charges	(3)	37
Total restructuring and asset related charges - net	$(2)	$89

A reconciliation of the December 31, 2021 to the March 31, 2022 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination[2]	Total
Balance at December 31, 2021	$52	$—	$12	$64
Charges to income (loss) from continuing operations	2	(1)	(3)	(2)
Payments	(19)	—	(4)	(23)
Asset write-offs	—	1	—	1
Balance at March 31, 2022	$35	$—	$5	$40
1.In addition, the company has a liability recorded for asset retirement obligations of $6 million as of March 31, 2022.
2.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by the end of 2022.

Other Asset Related Charges
During the three months ended March 31, 2022 and 2021, the company recognized $6 million and $7 million, respectively, in restructuring and asset related charges - net in the interim Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended March 31,
(In millions)	2022	2021
Interest income	$15	$21
Equity in earnings (losses) of affiliates - net	10	3
Net gain (loss) on sales of businesses and other assets	(3)	—
Net exchange gains (losses)[1]	(47)	(35)
Non-operating pension and other post employment benefit credit (costs)[2]	75	325
Miscellaneous income (expenses) - net[3]	(33)	23
Other income - net	$17	$337
1.Includes net pre-tax exchange gains (losses) of $(15) million and $(23) million associated with the devaluation of the Argentine peso for the three months ended March 31, 2022 and 2021, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Miscellaneous income (expenses) - net for the three months ended March 31, 2022 and 2021 includes changes from remeasurement of an equity investment, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, losses on sale of receivables and other items. Additionally, the three months ended March 31, 2022 includes estimated settlement reserves and the three months ended March 31, 2021 includes losses on sale of available-for-sale securities.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statements of Operations.

(In millions)	Three Months Ended March 31,
	2022	2021
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$6	$(51)
Local tax (expenses) benefits	(4)	(1)
Net after-tax impact from subsidiary exchange gain (loss)	$2	$(52)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(53)	$16
Tax (expenses) benefits	13	(4)
Net after-tax impact from hedging program exchange gain (loss)	$(40)	$12

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(47)	$(35)
Tax (expenses) benefits	9	(5)
Net after-tax exchange gain (loss)	$(38)	$(40)

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

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$2,031	$4,459	$2,404
Restricted cash equivalents	354	377	326
Total cash, cash equivalents and restricted cash equivalents	$2,385	$4,836	$2,730

Restricted cash equivalents primarily relates to a trust funded by EID for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and is classified as current. Restricted cash equivalents for March 31, 2022 and December 31, 2021 also includes contributions to the MOU Escrow Account as further described in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, which is classified as noncurrent.

NOTE 6 - INCOME TAXES

For periods between the Merger and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income. Corteva, DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax matters agreement. See Note 12 - Commitments and Contingent Liabilities, for further information related to indemnifications between Corteva, DuPont and Dow.

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

During the three months ended March 31, 2022, the company recognized $35 million of net tax benefits to provision for income taxes on continuing operations associated with changes in deferred taxes for certain prior year tax positions as well as from stock-based compensation.

The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of the program, which resides in the U.S., is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions, which can drive material impacts on the company's effective tax rate. For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 5 - Supplementary Information.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended March 31,
(In millions)	2022	2021
Income (loss) from continuing operations after income taxes	$577	$613
Net income (loss) attributable to continuing operations noncontrolling interests	3	3
Income (loss) from continuing operations available to Corteva common stockholders	574	610
(Loss) income from discontinued operations available to Corteva common stockholders	(10)	(10)
Net income (loss) available to common stockholders	$564	$600

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended March 31,
(Dollars per share)	2022	2021
Earnings (loss) per share of common stock from continuing operations	$0.79	$0.82
(Loss) earnings per share of common stock from discontinued operations	(0.01)	(0.01)
Earnings (loss) per share of common stock	$0.78	$0.81

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended March 31,
(Dollars per share)	2022	2021
Earnings (loss) per share of common stock from continuing operations	$0.79	$0.81
(Loss) earnings per share of common stock from discontinued operations	(0.01)	(0.01)
Earnings (loss) per share of common stock	$0.78	$0.80

Share Count Information	Three Months Ended March 31,
(Shares in millions)	2022	2021
Weighted-average common shares - basic	727.0	743.4
Plus dilutive effect of equity compensation plans[1]	3.9	6.2
Weighted-average common shares - diluted	730.9	749.6
Potential shares of common stock excluded from EPS calculations[2]	2.5	2.9
1.Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
2.These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings (loss) per share because (i) the effect of including them would have been anti-dilutive; and (ii) the performance metrics have not yet been achieved for the outstanding potential shares relating to performance-based restricted stock units, which are deemed to be contingently issuable.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Accounts receivable – trade[1]	$5,603	$3,441	$5,231
Notes receivable – trade[1,2]	426	120	533
Other[3]	1,246	1,250	1,028
Total accounts and notes receivable - net	$7,275	$4,811	$6,792
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $232 million, $210 million, and $203 million at March 31, 2022, December 31, 2021, and March 31, 2021, respectively. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2022, December 31, 2021, and March 31, 2021 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $124 million, $104 million, and $115 million as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2022 and 2021:

(In millions)
2021
Balance at December 31, 2020	$208
Net benefit for credit losses	(5)
Balance at March 31, 2021	$203

2022
Balance at December 31, 2021	$210
Net provision for credit losses	5
Write-offs charged against allowance / other	17
Balance at March 31, 2022	$232
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

Trade receivables sold under these agreements were $17 million and $11 million for the three months ended March 31, 2022 and 2021, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2022, December 31, 2021, and March 31, 2021 were $130 million, $166 million, and $128 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three months ended March 31, 2022 and 2021, respectively, was not material. See Note 12 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 - INVENTORIES

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Finished products	$2,691	$2,497	$2,508
Semi-finished products	1,635	2,076	1,386
Raw materials and supplies	660	607	427
Total inventories	$4,986	$5,180	$4,321

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	March 31, 2022			December 31, 2021			March 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(634)	$5,631	$6,265	$(571)	$5,694	$6,265	$(380)	$5,885
Customer-related	1,953	(515)	1,438	1,953	(487)	1,466	1,956	(404)	1,552
Developed technology	1,485	(716)	769	1,485	(679)	806	1,485	(565)	920
Trademarks/trade names	2,011	(192)	1,819	2,012	(172)	1,840	2,013	(112)	1,901
Favorable supply contracts	475	(420)	55	475	(396)	79	475	(326)	149
Other[1]	405	(262)	143	405	(256)	149	405	(238)	167
Total other intangible assets with finite lives	12,594	(2,739)	9,855	12,595	(2,561)	10,034	12,599	(2,025)	10,574

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	10	—	10
Total other intangible assets	10	—	10	10	—	10	10	—	10
Total	$12,604	$(2,739)	$9,865	$12,605	$(2,561)	$10,044	$12,609	$(2,025)	$10,584
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $179 million and $183 million for the three months ended March 31, 2022 and 2021, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2022 and each of the next five years is approximately $522 million, $620 million, $606 million, $569 million, $558 million and $498 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Commercial paper	$984	$—	$1,218
Repurchase facility	—	—	30
Other loans - various currencies	33	15	—
Long-term debt payable within one year	—	1	1
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$1,018	$17	$1,250

Long-term debt
(in millions)	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	53	15.00%	1	6.82%	1	5.89%
Medium-term notes, varying maturities through 2041	107	0.35%	107	—%	109	—%
Finance lease obligations	3		3		4
Less: Unamortized debt discount and issuance costs	9		10		11
Less: Long-term debt due within one year	—		1		1
Total long-term debt	$1,154		$1,100		$1,102

The estimated fair value of the company's short-term and long-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and finance lease obligations was approximately carrying value.

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,107 million, $1,121 million, and $1,121 million as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Repurchase Facility
In February 2022, the company entered into a new committed receivable repurchase facility of up to $500 million (the "2022 Repurchase Facility") which expires in December 2022. Under the 2022 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2022 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2022 Repurchase Facility have an interest rate equal to the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus a margin of 0.75 percent.

As of March 31, 2022, there were no outstanding borrowings under the 2022 Repurchase Facility.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Currency Loans at March 31, 2022 was approximately $255 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

Revolving Credit Facilities
In November 2018, EID entered into a $3 billion, 5-year revolving credit facility and a $3 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective in May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to a floating rate utilizing Adjusted Term SOFR plus a margin of 0.10 percent. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See below for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2022, December 31, 2021 and March 31, 2021, the company had directly guaranteed $105 million, $105 million, and $108 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at March 31, 2022 had terms less than one year. The maximum future payments include $21 million, $21 million and $23 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $180 million, $15 million and $178 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

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

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. The term of this indemnification is generally indefinite, with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

During the three months ended March 31, 2022, the company recorded charges of $4 million to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, related to the MOU.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow assets, employees, certain liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution and Dow indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

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

At March 31, 2022, December 31, 2021, and March 31, 2021, the indemnification assets were $31 million, $25 million, and $28 million, respectively, within accounts and notes receivable - net and $80 million, $75 million, and $51 million, respectively, within other assets in the interim Consolidated Balance Sheets. At March 31, 2022, December 31, 2021, and March 31, 2021, the indemnification liabilities were $32 million, $20 million, and $52 million, respectively, within accrued and other current liabilities and $116 million, $117 million, and $91 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

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

Lorsban® Lawsuits
As of March 31, 2022, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. Discovery is expected to continue through at least 2022. As of March 31, 2022, an accrual has been established for the estimated resolution of certain claims.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2022, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

New Jersey. At March 31, 2022, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EID, Chemours, 3M and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID, 3M, Chemours, and Dyneon alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act ("ISRA") and for fraudulent conveyance.

Alabama / Others. EID is one of more than thirty defendants in a lawsuit by the Alabama water utility alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Alaska, Michigan, Mississippi, New Hampshire, North Carolina, South Dakota, Vermont and Florida recently filed lawsuits against EID, Chemours, 3M and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Motions to dismiss the Michigan, Vermont and New Hampshire cases have been denied.

Ohio. EID is a defendant in three lawsuits, including an action by the State of Ohio based on alleged damage to natural resources, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies. The trial with respect to the natural resources lawsuit is scheduled for April 2023. The third lawsuit, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The trial court requested further briefing on whether the class should be extended to include other states that recognize analogous claims for relief. EID, along with the other defendants, filed a petition to appeal the class certification decision, while continuing to defend the lawsuit at the trial court.

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

Aqueous Firefighting Foams. Approximately 2,350 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina. Approximately 2,020 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams. Approximately 190 of these cases were filed by water utility or municipal water districts. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. Discovery for these cases is expected to continue through 2022, with a water district "bellwether" trial expected for early 2023. The court has encouraged all parties to discuss resolution of the water utility and water district category of cases. Consistent with the Court's instruction and under the mutual obligations of the MOU, Corteva, EID, DuPont and Chemours have engaged with the plaintiff's counsel on these cases.

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

At March 31, 2022, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

In addition to the federal court actions, there is an action on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

Generally, site-related expenses related to GenX claims are subject to the cost sharing arrangements as defined in the MOU.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see the previous discussion on page 20.

	As of March 31, 2022
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$153	$153	$254
Other discontinued or divested businesses obligations[1]	18	74	186

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	42	44	65

Environmental remediation liabilities not subject to indemnity	—	80	54

Indemnification liabilities related to the MOU[4]	21	108	23
Total	$234	$459	$582
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 21, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $35 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balances includes $63 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable) or possible revisions to Chemours' Consent Order with the North Carolina Department of Environmental Quality, as any possible impacts, to the extent such items would be reimbursable under the MOU, are not yet determinable.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 20, under the header "Chemours / Performance Chemicals."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EID and Chemours seeking the establishment of a Remediation Funding Source ("RFS") in an amount exceeding $900 million for environmental remediation at EID's former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page 23.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,585,000 shares during the three months ended March 31, 2022 in the open market for a total cost of $235 million.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). In connection with the 2019 Share Buyback Plan, the company repurchased and retired 7,646,000 shares in the open market for a total cost of $350 million during the three months ended March 31, 2021. Repurchases under the 2019 Share Buyback Plan were completed during the third quarter of 2021.

Shares repurchased pursuant to Corteva's share buyback plans are immediately retired upon repurchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to APIC. When Corteva has retained earnings, the excess is charged entirely to retained earnings.

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

Below is a summary of the EID Preferred Stock at March 31, 2022, December 31, 2021, and March 31, 2021, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive income (loss) before reclassifications	(403)	71	(4)	1	4	$(331)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	12	(158)	6	$(146)
Net other comprehensive income (loss)	(403)	65	8	(157)	10	$(477)
Balance March 31, 2021	$(2,373)	$(2)	$(1,425)	$433	$—	$(3,367)
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
Other comprehensive income (loss) before reclassifications	91	(13)	8	3	—	89
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	—	—	—	(12)
Net other comprehensive income (loss)	91	(25)	8	3	—	77
Balance March 31, 2022	$(2,452)	$47	$(388)	$(28)	$—	$(2,821)
1.The cumulative translation adjustment gain for the three months ended March 31, 2022 was primarily driven by weakening of the USD against the Brazilian Real ("BRL") partially offset by the strengthening of the USD against the European Euro ("EUR") and Swiss Franc ("CHF"). The cumulative translation adjustment loss for the three months ended March 31, 2021 was primarily driven by strengthening of the USD against the Swiss Franc ("CHF"), Brazilian Real ("BRL") and European Euro.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended March 31,
	2022	2021
Derivative instruments	$(1)	$(18)
Pension benefit plans - net	(2)	(2)
Other benefit plans - net	3	49
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$—	$29

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended March 31,
	2022	2021
Derivative Instruments[1]:	$(15)	$(5)
Tax (benefit) expense[2]	3	(1)
After-tax	$(12)	$(6)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$—
Actuarial (gains) losses[3,4]	1	14
Settlement (gain) loss[3,4]	—	1
Total before tax	$—	$15
Tax (benefit) expense[2]	—	(3)
After-tax	$—	$12
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$—	$(230)
Actuarial (gains) loss[3,4]	—	23
Total before tax	$—	$(207)
Tax (benefit) expense[2]	—	49
After-tax	$—	$(158)
Unrealized Loss on Investments[4]	$—	$6
Tax (benefit) expense[2]	—	—
After-tax	$—	$6
Total reclassifications for the period, after-tax	$(12)	$(146)
1.Reflected in cost of goods sold in the interim Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the interim Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit credit of the company's pension and other benefit plans. See Note 14 - Pension Plans and Other Post Employment Benefits, for additional information.
4.Reflected in other income - net in the interim Consolidated Statements of Operations.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended March 31,
(In millions)	2022	2021
Defined Benefit Pension Plans:
Service cost	$4	$7
Interest cost	108	91
Expected return on plan assets	(190)	(230)
Amortization of unrecognized (gain) loss	1	14
Amortization of prior service (benefit) cost	(1)	—
Settlement loss	—	1
Net periodic benefit (credit) cost	$(78)	$(117)
Other Post Employment Benefits:
Interest cost	7	6
Amortization of unrecognized (gain) loss	—	23
Amortization of prior service (benefit) cost	—	(230)
Net periodic benefit (credit) cost	$7	$(201)

NOTE 15 - FINANCIAL INSTRUMENTS

At March 31, 2022, December 31, 2021 and March 31, 2021, the company had $1,414 million, $3,400 million and $1,602 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $290 million, $86 million and $49 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $53 million at March 31, 2022 of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at March 31, 2021, the company had $65 million of available-for-sale securities. The above noted securities are included in cash and cash equivalents, marketable securities, other current assets and other assets in the interim Consolidated Balance Sheets. The company’s held-to-maturity securities relating to investments in foreign government bonds at March 31, 2022 and available-for-sale securities at March 31, 2021 are discussed further in the “Debt Securities” section below.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	$1,043	$1,252	$1,030
Commodity contracts	$531	$845	$239
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,106	$103	$715
Commodity contracts	$81	$4	$154

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

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, forwards, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is probable of not occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2022	2021
Beginning balance	$47	$(16)
Additions and revaluations of derivatives designated as cash flow hedges	63	30
Clearance of hedge results to earnings	(14)	(4)
Ending balance	$96	$10

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2022, an after-tax net gain of $58 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2022	2021
Beginning balance	$31	$(17)
Additions and revaluations of derivatives designated as cash flow hedges	(82)	25
Clearance of hedge results to earnings	2	(2)
Ending balance	$(49)	$6

At March 31, 2022, an after-tax net loss of $49 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$16	$—	$16
Commodity contracts	Other current assets	5	—	5
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	21	(28)	(7)
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$45	$(28)	$17

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$80	$—	$80
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	114	(28)	86
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$197	$(28)	$169

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	31	(20)	11
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$71	$(20)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	23	(20)	3
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$26	$(20)	$6

		March 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$38	$—	$38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	52	(32)	20
Total asset derivatives		$90	$(32)	$58

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$16	$—	$16
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	46	(30)	16
Total liability derivatives		$62	$(30)	$32
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2022	2021
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$7	$21
Cash flow hedges:
Foreign currency contracts	(102)	31
Commodity contracts	86	36
Total derivatives designated as hedging instruments	$(9)	$88
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(3)	$1
Commodity contracts[2]	18	4
Total derivatives designated as hedging instruments	$15	$5
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(53)	$16
Foreign currency contracts[2]	(36)	2
Commodity contracts[2]	(22)	(12)
Total derivatives not designated as hedging instruments	(111)	6
Total derivatives	$(96)	$11
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Consolidated Statements of Operations.
3.Gain recognized in other income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at March 31, 2022 and U.S. treasuries classified as available-for-sale securities at March 31, 2021. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The estimated fair value of the available-for-sale securities at March 31, 2021 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities at March 31, 2021 were held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive income (loss) within the interim Consolidated Statements of Equity. These fluctuations are subsequently reclassified from accumulated other comprehensive income (loss) to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2021:

Investing Results	Three Months Ended March 31,
(In millions)	2021
Proceeds from sales of available-for-sale securities	$161
Gross realized losses	$(6)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the contractual maturities of the company's investments in debt securities at March 31, 2022:

Contractual Maturities of Debt Securitites[1]
(In millions)	Amortized Cost	Fair Value
Within one year	$60	$60
One to five years	$53	$53
1.The company's debt securities securities at March 31, 2022 consists of foreign government bonds, which are classified as held-to-maturity.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

March 31, 2022	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$290
Derivatives relating to:[1]
Foreign currency	—	37
Commodity contracts	—	8
Equity securities[2]	29	—
Total assets at fair value	$29	$335
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	194
Commodity contracts	—	3
Total liabilities at fair value	$—	$197

December 31, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$86
Derivatives relating to:[1]
Foreign currency	—	68
Equity securities[2]	48	—
Total assets at fair value	$48	$154
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	24
Total liabilities at fair value	$—	$24

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$49
Debt Securities:
U.S. treasuries[3]	65	—
Derivatives relating to:[1]
Foreign currency	—	90
Total assets at fair value	$65	$139
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	62
Total liabilities at fair value	$—	$62
1.See Note 15 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.
2.The company's equity securities are included in other assets in the interim Consolidated Balance Sheets.
3.The company's investments in debt securities, which are available-for-sale, are included in "marketable securities" in the interim Consolidated Balance Sheets.

NOTE 17 - SEGMENT INFORMATION

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

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2022
Net sales	$2,524	$2,077	$4,601
Segment operating EBITDA	$569	$491	$1,060
Segment assets[1]	$24,146	$14,144	$38,290

2021
Net sales	$2,492	$1,686	$4,178
Segment operating EBITDA	$617	$321	$938
Segment assets[1]	$24,799	$13,349	$38,148
1.    Segment assets at December 31, 2021 were $23,270 million and $12,428 million for Seed and Crop Protection, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations after income taxes	$577	$613
Provision for (benefit from) income taxes on continuing operations	121	178
Income (loss) from continuing operations before income taxes	698	791
Depreciation and amortization	307	304
Interest income	(15)	(21)
Interest expense	9	7
Exchange (gains) losses	47	35
Non-operating (benefits) costs	(65)	(311)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	36	(1)
Significant items (benefit) charge	22	100
Corporate expenses	21	34
Segment operating EBITDA	$1,060	$938

Segment assets to total assets (in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Total segment assets	$38,290	$35,698	$38,148
Corporate assets	4,343	6,646	4,401
Total assets	$42,633	$42,344	$42,549

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three months ended March 31, 2022 and 2021, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2022
Restructuring and Asset Related Charges - Net [1]	$(5)	$2	$(2)	$(5)
Estimated settlement expense[2]	—	(17)	—	(17)
Total	$(5)	$(15)	$(2)	$(22)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2021
Restructuring and Asset Related Charges - Net [1]	$(21)	$(32)	$(47)	$(100)
Total	$(21)	$(32)	$(47)	$(100)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.
2.Consists of estimated Lorsban® related reserves.

NOTE 18 - SUBSEQUENT EVENTS

In response to Russia’s military conflict with Ukraine, in April 2022 the company announced its decision to withdraw from Russia and, having already paused new sales in the country, is initiating a plan to stop production and business activities. Russia contributes approximately 2 percent of the company's annual net sales. The company expects charges in the range of $25 million to $75 million in connection with the announcement.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” “outlook,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s financial results or outlook; strategy for growth; product development; regulatory approvals; market position; capital allocation strategy; liquidity; environmental, social and governance (“ESG”) targets and initiatives; the anticipated benefits of acquisitions, restructuring actions, or cost savings initiatives; and the outcome of contingencies, such as litigation and environmental matters, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to successfully develop and commercialize Corteva’s pipeline; (ii) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) effect of competition and consolidation in Corteva’s industry; (vi) effect of competition from manufacturers of generic products; (vii) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (viii) effect of climate change and unpredictable seasonal and weather factors; (ix) failure to comply with competition and antitrust laws; (x) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (xi) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiii) effect of volatility in Corteva’s input costs; (xiv) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xv) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xvi) increases in pension and other post-employment benefit plan funding obligations; (xvii) risks related to environmental litigation and the indemnification obligations of legacy EID liabilities in connection with the separation of Corteva; (xviii) risks related to Corteva’s global operations; (xix) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xx) capital markets sentiment towards ESG matters; (xxi) risks related to COVID-19; (xxii) Corteva’s ability to recruit and retain key personnel; (xxiii) Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (xxiv) effect of counterfeit products; (xxv) Corteva’s dependence on intellectual property cross-license agreements; (xxvi) other risks related to the Separation from DowDuPont; and (xxvii) risks related to the Russia and Ukraine military conflict.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of Corteva’s 2021 Annual Report, as modified by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Recent Developments

Global Economic Conditions
Economic activity continues to be impacted by the evolution of the novel coronavirus disease ("COVID-19"), although varying regionally depending on government policies and regulations and the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments, vaccination rates, and the ability of COVD-19 variants to overcome containment efforts, available vaccines, and medical treatments. These varying levels of recovery have created a misalignment of supply and demand for labor, transportation and logistic services, energy, raw materials and other inputs, which have been exasperated in certain regions by other events, including extreme weather and military conflict between Russia and Ukraine. Corteva will continue to actively monitor global conditions and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. These alterations or modifications may impact the company's business, including the effects on its customers, employees, and prospects, or on its financial results for the foreseeable future. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to military conflict and resulting economic sanctions, the inflation of, or unavailability of raw material inputs and transportation and logistics services, currency fluctuations, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

In response to Russia’s military conflict with Ukraine, in April 2022 the company announced its decision to withdraw from Russia and, having already paused new sales in the country, is initiating a plan to stop production and business activities. Russia contributes approximately 2 percent of the company's annual net sales. The company expects charges in the range of $25 million to $75 million in connection with the announcement.

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company purchased and retired 4,585,000 shares during the three months ended March 31, 2022 in the open market for a total cost of $235 million.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company purchased and retired 7,646,000 shares during the three months ended March 31, 2021 in the open market for a total cost of $350 million.

Overview

The following is a summary of results from continuing operations for the three months ended March 31, 2022:

•The company reported net sales of $4,601 million, up 10 percent versus the same quarter last year, reflecting a 9 percent increase in price and 7 percent increase in volume, partially offset by a (6) percent unfavorable currency impact. Volume and price gains were driven by early demand and continued penetration of new products, continued focus on the company's price for value strategy and pricing for higher raw materials and logistical costs. The unfavorable currency impacts were led by the Turkish Lira and the Euro.

•Cost of goods sold ("COGS") totaled $2,724 million in the first quarter of 2022, up from $2,420 million in the first quarter of 2021, primarily driven by increased volumes, higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $5 million in the first quarter of 2022, a decrease from $100 million in the first quarter of 2021. The charges for the three months ended March 31, 2022 primarily relates to the non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•Income (loss) from continuing operations after income taxes was $577 million, as compared to $613 million in the same quarter last year.

•Operating EBITDA was $1,039 million for the three months ended March 31, 2022, improved from $904 million for the three months ended March 31, 2021 primarily driven by strong price execution and volume gains in all regions, partially offset by inflation and currency headwinds. Refer to page 47 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during the three months ended March 31, 2022:

•The company returned approximately $335 million to shareholders during the three months ended March 31, 2022 under its previously announced share repurchase program and through common stock dividends.

Results of Operations

Net Sales
Net sales were $4,601 million and $4,178 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by a 9 percent increase in price and a 7 percent increase in volume versus the prior period, partially offset by a (6) percent unfavorable currency impact. Volume and price gains were driven by early demand and continued penetration of new products, continued focus on the company's price for value strategy and recovery of higher input costs. The unfavorable currency impacts were led by the Turkish Lira and the Euro.

	Three Months Ended March 31,
	2022		2021
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$4,601	100%	$4,178	100%
North America[1]	2,005	44%	1,743	42%
EMEA[2]	1,582	34%	1,602	38%
Latin America	650	14%	518	12%
Asia Pacific	364	8%	315	8%

	Q1 2022 vs. Q1 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$262	15%	8%	7%	—%	—%
EMEA[2]	(20)	(1)%	9%	3%	(13)%	—%
Latin America	132	25%	12%	14%	(1)%	—%
Asia Pacific	49	16%	5%	17%	(3)%	(3)%
Total	$423	10%	9%	7%	(6)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $2,724 million (59 percent of net sales) and $2,420 million (58 percent of net sales) for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven. The increases are partially offset by ongoing cost and productivity actions. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

Research and Development Expense
R&D expense was $268 million (6 percent of net sales) and $281 million (7 percent of net sales) for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily driven by decreases in contract labor, salaries and wages due to cost and productivity actions, and favorable currency, partially offset by additional spending on various R&D projects.

Selling, General and Administrative Expenses
SG&A expenses were $735 million (16 percent of net sales) and $733 million (18 percent of net sales) for the three months ended March 31, 2022 and 2021, respectively. SG&A expenses were relatively flat, which was primarily driven by higher travel, promotion and advertising costs due to the lifting of COVID-19 restrictions, and bad debt expense, which were offset by favorable currency and a favorable impact from the company's deferred compensation plans due to market declines.

Amortization of Intangibles
Intangible asset amortization was $179 million and $183 million for the three months ended March 31, 2022 and 2021. See Note 10 - Other Intangible Assets, to the interim Consolidated Financial Statements for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $5 million and $100 million for the three months ended March 31, 2022 and 2021, respectively. The charges in the first quarter of 2021 primarily relate to severance and related benefit costs, contract termination charges, and asset related charges associated with 2021 Restructuring Actions.

In addition, during the three months ended March 31, 2022 and 2021, the company recognized $6 million and $7 million, respectively, in restructuring and asset related charges, net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

See Note 4 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements for additional information.

Other Income - Net
Other income - net was $17 million and $337 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily driven by a decrease in non-operating pension and other post employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments, estimated settlement reserves related to Lorsban®, an increase in mark-to-market losses on an equity security, and an increase in exchange losses.
Pre-tax net exchange losses were $47 million and $35 million for the three months ended March 31, 2022 and 2021 respectively. The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statement of Operations.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $9 million and $7 million for the three months ended March 31, 2022 and 2021, respectively. The change was primarily driven by foreign currency loans entered into in 2022 and higher interest rates.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $121 million for the three months ended March 31, 2022 on pre-tax income from continuing operations of $698 million, resulting in an effective tax rate of 17.3 percent. The effective tax rate was favorably impacted by changes in deferred taxes for certain prior year tax positions, as well as tax benefits from stock-based compensation.

The company’s provision for income taxes on continuing operations was $178 million for the three months ended March 31, 2021 on pre-tax income from continuing operations of $791 million, resulting in an effective tax rate of 22.5 percent. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by $(7) million of net tax benefits associated with changes in accruals for certain prior year tax positions in various jurisdictions, as well as tax benefits from stock-based compensation.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $18 million and $22 million for the three months ended March 31, 2022 and 2021, respectively. The change was primarily driven by lower average borrowings on the related party loan between EID and Corteva, Inc., partially offset by the items noted above, under the header "Interest Expense." See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EID’s benefit from income taxes on continuing operations was $119 million for the three months ended March 31, 2022 on pre-tax loss from continuing operations of $689 million, resulting in an effective tax rate of 17.3 percent. EID’s provision for income taxes on continuing operations was $174 million for three months ended March 31, 2021 on pre-tax income from continuing operations of $776 million, resulting in an effective tax rate of 22.4 percent.

EID’s effective tax rates for the three months ended March 31, 2022 and 2021 were driven by a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. and the items noted on page 42, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.” See Note 2 - Related Party Transactions, to the EID Consolidated Financial Statements for further information.

Corporate Outlook
The company is affirming its previously provided outlook for the full-year 2022 net sales and Operating EBITDA. Net sales is expected to be in the range of $16.7 billion and $17.0 billion and Operating EBITDA is expected to be in the range of $2.8 billion and $3.0 billion. The company adjusted its expectations for Operating Earnings Per Share, which is now expected to be in the range of $2.35 and $2.55 per share, reflecting lower average share count.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 48 for Significant Items recorded in the three months ended March 31, 2022 and 2021). During 2022, the company expects to record approximately $102 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information on the company’s accelerated prepaid royalty amortization.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2022 compared with the same period in 2021. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB benefit (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three months ended March 31, 2022 and 2021 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
In millions	2022	2021
Net sales	$2,524	$2,492
Segment operating EBITDA	$569	$617

Seed	Q1 2022 vs. Q1 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(26)	(2)%	5%	(7)%	—%	—%
EMEA	(21)	(2)%	11%	—%	(13)%	—%
Latin America	49	18%	9%	11%	(2)%	—%
Asia Pacific	30	49%	9%	49%	(9)%	—%
Total	$32	1%	8%	(1)%	(6)%	—%

Seed	Q1 2022 vs. Q1 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$42	2%	8%	(1)%	(5)%	—%
Soybeans	(5)	(3)%	6%	(8)%	(1)%	—%
Other oilseeds	(19)	(6)%	8%	(2)%	(13)%	—%
Other	14	11%	5%	8%	(2)%	—%
Total	$32	1%	8%	(1)%	(6)%	—%

Seed
Seed net sales were $2,524 million in the first quarter of 2022, up 1 percent from $2,492 million in the first quarter of 2021. The increase was driven by an 8 percent increase in price. This gain was partially offset by a 1 percent decline in volumes and a 6 percent unfavorable currency impact.

The increase in price was driven by strong execution globally, led by EMEA and North America, with corn price up 8 percent globally. The decline in volume was driven by seasonal timing of deliveries in North America, which was partially offset by strong demand for corn in Brazil. Unfavorable currency impacts were led by the Turkish Lira and the Euro.

Segment operating EBITDA was $569 million in the first quarter of 2022, down 8 percent from $617 million in the first quarter of 2021. Price execution and ongoing cost and productivity actions were more than offset by seasonal timing in North America, higher input and freight costs, the unfavorable impact of currency, and the unfavorable year-over-year impact from the remeasurement of an equity investment.

Crop Protection	Three Months Ended March 31,
In millions	2022	2021
Net sales	$2,077	$1,686
Segment Operating EBITDA	$491	$321

Crop Protection	Q1 2022 vs. Q1 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$288	54%	17%	37%	—%	—%
EMEA	1	—%	7%	6%	(13)%	—%
Latin America	83	34%	17%	16%	1%	—%
Asia Pacific	19	7%	4%	9%	(2)%	(4)%
Total	$391	23%	11%	18%	(5)%	(1)%

Crop Protection	Q1 2022 vs. Q1 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$219	22%	12%	14%	(4)%	—%
Insecticides	33	9%	9%	7%	(7)%	—%
Fungicides	43	16%	6%	20%	(6)%	(4)%
Other	96	178%	33%	148%	(3)%	—%
Total	$391	23%	11%	18%	(5)%	(1)%

Crop Protection
Crop protection net sales were $2,077 million in the first quarter of 2022, up 23 percent from $1,686 million in the first quarter of 2021. The increase was driven by an 18 percent increase in volume and an 11 percent increase in price. These gains were partially offset by a 5 percent unfavorable currency impact and a 1 percent unfavorable portfolio impact.

The increase in volume was driven by strong early demand for herbicides in North America on supply concerns and continued penetration of new and differentiated products, including EnlistTM, ArylexTM, and RinskorTM herbicides and ZorvecTM fungicide. The increase in price was broad-based, with gains in all regions led by North America, and mostly reflected pricing for higher raw material and logistical costs. Unfavorable currency impacts were led by the Turkish Lira and the Euro. The portfolio impact was driven by a divestiture in Asia Pacific.

Segment operating EBITDA was $491 million in the first quarter of 2021, up 53 percent from $321 million in the first quarter of 2021. Pricing and volume gains and productivity actions more than offset the unfavorable impact of currency, higher input costs, including raw material costs, and higher SG&A. Segment operating EBITDA margin improved by 460 basis points versus the prior-year period largely driven by new and differentiated technology.

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

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB benefits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as "earnings (loss) per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
(In millions)	2022	2021
Income (loss) from continuing operations after income taxes (GAAP)	$577	$613
Provision for (benefit from) income taxes on continuing operations	121	178
Income (loss) from continuing operations before income taxes (GAAP)	698	791
Depreciation and amortization	307	304
Interest income	(15)	(21)
Interest expense	9	7
Exchange (gains) losses	47	35
Non-operating (benefits) costs	(65)	(311)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	36	(1)
Significant items (benefit) charge	22	100
Operating EBITDA (Non-GAAP)	$1,039	$904

Significant Items

	Three Months Ended March 31,
(In millions)	2022	2021
Restructuring and asset related charges - net	$(5)	$(100)
Estimated settlement expense[1]	(17)	—
Total pretax significant items benefit (charge)	(22)	(100)
Total tax (provision) benefit impact of significant items[2]	6	23
Total significant items benefit (charge), after tax	$(16)	$(77)
1.Consists of estimated Lorsban® related reserves.
2.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended March 31,
(In millions)	2022	2021
Income (loss) from continuing operations attributable to Corteva (GAAP)	$574	$610
Less: Non-operating benefits - net, after tax	49	237
Less: Amortization of intangibles (existing as of Separation), after tax	(139)	(143)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(28)	1
Less: Significant items benefit (charge), after tax	(16)	(77)
Operating Earnings (Loss) (Non-GAAP)	$708	$592

	Three Months Ended March 31,
	2022	2021
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$0.79	$0.81
Less: Non-operating benefits - net, after tax	0.07	0.31
Less: Amortization of intangibles (existing as of Separation), after tax	(0.19)	(0.19)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	(0.04)	—
Less: Significant items benefit (charge), after tax	(0.02)	(0.10)
Operating Earnings (Loss) Per Share (Non-GAAP)	$0.97	$0.79
Diluted Shares Outstanding (in millions)	730.9	749.6

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2021 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2022.

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Cash, cash equivalents and marketable securities	$2,321	$4,545	$2,518
Total debt	$2,172	$1,117	$2,352

The increase in debt balances from December 31, 2021 was primarily due to funding the company’s seasonal working capital needs and capital expenditures. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.6 billion at March 31, 2022 and $6.4 billion at December 31, 2021, and March 31, 2021, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. In addition to the unused credit facilities, the company has a $500 million 2022 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to a floating rate utilizing Adjusted Term SOFR plus a margin of 0.10 percent. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. The Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2022 the company was in compliance with these covenants.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at March 31, 2022 was approximately $255 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

In May 2020, EID issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are used for general corporate purposes.

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
In February 2022, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase agreement of up to $500 million (the "2022 Repurchase Facility"), which expires in December 2022. Under the 2022 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements for more information.

The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company's seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at March 31, 2022, December 31, 2021, and March 31, 2021 are $2.3 billion, $4.5 billion, and $2.5 billion, respectively, of which $2.2 billion, $2.9 billion, and $2.4 billion at March 31, 2022, December 31, 2021, and March 31, 2021, respectively, was held by subsidiaries in foreign countries, including United States territories. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At March 31, 2022, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities was $(2,730) million for the three months ended March 31, 2022 compared to $(1,950) million for the three months ended March 31, 2021. The change in cash used for operating activities was driven by an increase in working capital requirements primarily due to higher receivables from revenue growth, higher inventories for expected demand and changes in deferred revenue due to higher application of customer payments to accounts receivable.

Cash provided by (used for) investing activities was $(404) million for the three months ended March 31, 2022 compared to $36 million for the three months ended March 31, 2021. The change was primarily due to higher purchase of investments, lower proceeds from sales and maturities of investments, and higher capital expenditures.

Cash provided by (used for) financing activities was $714 million for the three months ended March 31, 2022 compared to $821 million for the three months ended March 31, 2021. The change was primarily due to lower proceeds from issuance of long-term debt, and lower borrowings partially offset by lower repurchases of common stock.

In January 2022, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on March 15, 2022, to the shareholders of record on March 1, 2022. In April 2022, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on June 15, 2022, to the shareholders of record on May 13, 2022.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). The company repurchased $485 million under the 2021 Share Buyback Plan since the inception of the plan. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,585,000 shares during the three months ended March 31, 2022 in the open market for a total cost of $235 million.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2019 Share Buyback Plan”). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company repurchased and retired 7,646,000 shares during the three months ended March 31, 2021 in the open market for a total cost of $350 million.

For the full year 2022, the company expects repurchases to exceed $800 million under the 2021 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

See Note 13 - Stockholders' Equity, to the interim Consolidated Financial Statements for additional information related to the share buyback plans.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash provided by (used for) operating activities
EID’s cash provided by (used for) operating activities was $(2,727) million and $(1,946) million for the three months ended March 31, 2022 and 2021, respectively. The change was primarily driven by lower interest on related party debt and the items noted on page 50, under the header, "Summary of Cash Flow."

Cash provided by (used for) financing activities
EID’s cash provided by (used for) financing activities was $711 million for the three months ended March 31, 2022 compared to $817 million for the three months ended March 31, 2021. The change was primarily driven by lower borrowings and other financing activities.

See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements for further information on the related party loan between EID and Corteva, Inc.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2021 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2021 can be found on page 64 of the company's 2021 Annual Report. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2021 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 15 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2021 Annual Report, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2022, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of March 31, 2022, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

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

Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against the company could also materially adversely affect its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when the company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the company, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Lorsban® Lawsuits
As of March 31, 2022, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 12 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Litigation related to legacy EID businesses unrelated to Corteva’s current businesses
As discussed below and in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EID businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). Management believes that it is reasonably possible that EID could incur liabilities related to PFOA in excess of amounts accrued. However, any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved.

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes related to Chemours' responsibility for litigation and environmental liabilities allocated to it, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 12 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further discussion.

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

On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. On January 18, 2022, the U.S. District Court of the Southern District of Texas dismissed the felony charge for failing to implement a safety practice. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. The company moved to dismiss the remaining charges and the trial is currently scheduled for October 2022.

Related to legacy EID businesses unrelated to Corteva’s current businesses

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, EID began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's wastewater treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. A final consent decree was approved by the federal court in January 2022, pursuant to which EID agreed to pay a civil penalty of $3.1 million and attorney's fees to the State of Texas. Under the Separation Agreement, Corteva and DuPont share liabilities proportionally on the basis of 29% and 71%, respectively.

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

Natural Resource Damage Cases
Since May 2017, several municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours, 3M, and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Netherlands Municipality Cases
In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Nebraska Department of Environment and Energy, AltEn Facility
The Environmental Protection Agency (“EPA”) and the Nebraska Department of the Environmental and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, Corteva, along with other members of the Facility Response Group, filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims.

Item 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed annual report on Form 10-K under Item 1A - Risk Factors, and are supplemented by the following risk factor below.

Our business, financial condition and results of operations could be materially affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Additionally, the company announced its decision to withdraw from Russia and, having already paused new sales in the country, is initiating a plan to stop production and business activities. We have experienced shortages in materials, the inability to insure shipments, and increased costs for transportation, energy, and raw material and other inputs due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains. Such geopolitical instability and uncertainty has negatively impacted on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Logistics restrictions, including closures of air space and shipping ports, the reduction of the availability of farmable land, and the destruction of facilities could further increase these adverse impacts and negatively impact demand for our products in the region. While Ukraine and Russia do not constitute a material portion of our business revenues, further escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I - Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 10, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
January 2022	1,311,419	$47.31	1,311,419	$1,188
February 2022	1,269,140	49.94	1,269,140	1,125
March 2022	2,004,820	54.83	2,004,820	1,015
Total	4,585,379	$51.32	4,585,379	$1,015
1.    On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019).

3.3	Amended and Restated Certificate of Incorporation of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.1 to E.I. du Pont de Nemours and Company’s Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

3.4	Amended and Restated Bylaws of E.I. du Pont de Nemours and Company (incorporated by reference to Exhibit 3.2 to E.I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Form of Time-Vested Restricted Stock Unit Award Terms under 2019 Corteva, Inc. Omnibus Incentive Plan

10.2	Form of Option Award Terms under 2019 Corteva, Inc. Omnibus Incentive Plan

10.3	Form of Performance Stock Unit Award Terms under 2019 Corteva, Inc. Omnibus Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EID’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EID’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EID’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEVA, INC.
(Registrant)

Date:	May 5, 2022

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	May 5, 2022

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Net sales	$4,601	$4,178
Cost of goods sold	2,724	2,420
Research and development expense	268	281
Selling, general and administrative expenses	735	733
Amortization of intangibles	179	183
Restructuring and asset related charges - net	5	100
Other income - net	17	337
Interest expense	18	22
Income (loss) from continuing operations before income taxes	689	776
Provision for (benefit from) income taxes on continuing operations	119	174
Income (loss) from continuing operations after income taxes	570	602
(Loss) income from discontinued operations after income taxes	(10)	(10)
Net income (loss)	560	592
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$559	$591

See Notes to the Interim Consolidated Financial Statements beginning on page 63.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income (loss)	$560	$592
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	91	(403)
Adjustments to pension benefit plans	8	8
Adjustments to other benefit plans	3	(157)
Unrealized gain (loss) on investments	—	10
Derivative instruments	(25)	65
Total other comprehensive income (loss)	77	(477)
Comprehensive income (loss)	637	115
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	1
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$636	$114

See Notes to the Interim Consolidated Financial Statements beginning on page 63.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$2,031	$4,459	$2,404
Marketable securities	290	86	114
Accounts and notes receivable - net	7,275	4,811	6,792
Inventories	4,986	5,180	4,321
Other current assets	1,296	1,010	1,405
Total current assets	15,878	15,546	15,036
Investment in nonconsolidated affiliates	91	76	64
Property, plant and equipment	8,483	8,364	8,173
Less: Accumulated depreciation	4,150	4,035	3,874
Net property, plant and equipment	4,333	4,329	4,299
Goodwill	10,109	10,107	10,146
Other intangible assets	9,865	10,044	10,584
Deferred income taxes	471	438	433
Other assets	1,886	1,804	1,987
Total Assets	$42,633	$42,344	$42,549
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,018	$17	$1,250
Accounts payable	3,685	4,126	3,098
Income taxes payable	180	146	165
Deferred revenue	2,435	3,201	2,247
Accrued and other current liabilities	2,347	2,070	2,257
Total current liabilities	9,665	9,560	9,017
Long-term debt	1,154	1,100	1,102
Long-term debt - related party	1,825	2,162	3,012
Other noncurrent liabilities
Deferred income tax liabilities	1,203	1,220	902
Pension and other post employment benefits - noncurrent	2,983	3,124	4,954
Other noncurrent obligations	1,704	1,719	1,814
Total noncurrent liabilities	8,869	9,325	11,784
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2022, December 31, 2021, and March 31, 2021:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at March 31, 2022, December 31, 2021, and March 31, 2021	—	—	—
Additional paid-in capital	24,202	24,196	24,083
Retained earnings	2,478	1,922	792
Accumulated other comprehensive income (loss)	(2,821)	(2,898)	(3,367)
Total E. I. du Pont de Nemours and Company stockholders’ equity	24,098	23,459	21,747
Noncontrolling interests	1	—	1
Total equity	24,099	23,459	21,748
Total Liabilities and Equity	$42,633	$42,344	$42,549

See Notes to the Interim Consolidated Financial Statements beginning on page 63.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating activities
Net income (loss)	$560	$592
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	307	304
Provision for (benefit from) deferred income tax	(37)	47
Net periodic pension and OPEB benefit, net	(71)	(318)
Pension and OPEB contributions	(55)	(84)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	3	—
Restructuring and asset related charges - net	5	100
Other net loss	104	54
Changes in assets and liabilities, net
Accounts and notes receivable	(2,372)	(2,012)
Inventories	234	467
Accounts payable	(406)	(448)
Deferred revenue	(782)	(401)
Other assets and liabilities	(217)	(247)
Cash provided by (used for) operating activities	(2,727)	(1,946)
Investing activities
Capital expenditures	(179)	(137)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	5	20
Investments in and loans to nonconsolidated affiliates	(6)	—
Purchases of investments	(234)	(40)
Proceeds from sales and maturities of investments	10	194
Other investing activities, net	—	(1)
Cash provided by (used for) investing activities	(404)	36
Financing activities
Net change in borrowings (less than 90 days)	744	828
Payments on related party debt	(337)	(447)
Proceeds from debt	311	419
Proceeds from exercise of stock options	40	38
Other financing activities, net	(47)	(21)
Cash provided by (used for) financing activities	711	817
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(31)	(50)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,451)	(1,143)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period	$2,385	$2,730
See Notes to the Interim Consolidated Financial Statements beginning on page 63.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$21,601
Net income (loss)				591		1	592
Other comprehensive Income (loss)					(477)		(477)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			38				38
Other - net			(4)				(4)
Balance at March 31, 2021	$239	$—	$24,083	$792	$(3,367)	$1	$21,748

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				559		1	560
Other comprehensive income (loss)					77		77
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			40				40
Share-based compensation			(31)				(31)
Other - net			(3)	(1)			(4)
Balance at March 31, 2022	$239	$—	$24,202	$2,478	$(2,821)	$1	$24,099

See Notes to the Interim Consolidated Financial Statements beginning on page 63.

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
•Capital Structure - At March 31, 2022, Corteva, Inc.'s capital structure consists of 725,320,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Revenue - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Restructuring and Asset Related Charges - Net - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Supplementary Information - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Income Taxes - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 8 - Accounts and Notes Receivable - Net - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 9 - Inventories - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Other Intangible Assets - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 12 - Commitments and Contingent Liabilities - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Stockholders' Equity - refer to page 26 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Pension Plans and Other Post Employment Benefits - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Financial Instruments - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Fair Value Measurements - refer to page 35 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below
•Note 18 - Subsequent Events - refer to page 37 of the Corteva, Inc. interim Consolidated Financial Statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of March 31, 2022, December 31, 2021, and March 31, 2021, the outstanding related party loan balance was $1,825 million, $2,162 million, and $3,012 million, respectively (which approximates fair value), with interest rates of 1.67%, 1.67%, and 1.62%, respectively, and is reflected as long-term debt - related party in EID's interim Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $9 million and $15 million for the three months ended March 31, 2022 and 2021, respectively, associated with the related party loan from Corteva, Inc.

As of March 31, 2022, December 31, 2021, and March 31, 2021, EID had payables to Corteva, Inc., of $32 million, $27 million and $55 million included in accrued and other current liabilities, respectively, and $116 million, $117 million, and $91 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations after income taxes	$570	$602
Provision for (benefit from) income taxes on continuing operations	119	174
Income (loss) from continuing operations before income taxes	689	776
Depreciation and amortization	307	304
Interest income	(15)	(21)
Interest expense	18	22
Exchange (gains) losses	47	35
Non-operating (benefits) costs	(65)	(311)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	36	(1)
Significant items (benefit) charge	22	100
Corporate expenses	21	34
Segment operating EBITDA	$1,060	$938