Form 10-Q
period 2022-06-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2022-08-05
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38710
Corteva, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware					82-4979096
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
974 Centre Road,	Wilmington,	Delaware	19805
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)
Commission File Number 1-815
E. I. du Pont de Nemours and Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware					51-0014090
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
974 Centre Road,	Wilmington,	Delaware	19805
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act for Corteva, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTVA	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act for E. I. du Pont de Nemours and Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$3.50 Series Preferred Stock	CTAPrA	New York Stock Exchange
$4.50 Series Preferred Stock	CTAPrB	New York Stock Exchange

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

Corteva, Inc. had 718,600,000 shares of common stock, par value $0.01 per share, outstanding at July 29, 2022.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at July 29, 2022, all of which are held by Corteva, Inc.

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

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 65. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$6,252	$5,627	$10,853	$9,805
Cost of goods sold	3,323	3,010	6,047	5,430
Research and development expense	296	293	564	574
Selling, general and administrative expenses	1,017	998	1,752	1,731
Amortization of intangibles	179	180	358	363
Restructuring and asset related charges - net	143	135	148	235
Other income - net	49	298	66	635
Interest expense	16	7	25	14
Income (loss) from continuing operations before income taxes	1,327	1,302	2,025	2,093
Provision for (benefit from) income taxes on continuing operations	325	284	446	462
Income (loss) from continuing operations after income taxes	1,002	1,018	1,579	1,631
(Loss) income from discontinued operations after income taxes	(30)	(45)	(40)	(55)
Net income (loss)	972	973	1,539	1,576
Net income (loss) attributable to noncontrolling interests	3	3	6	6
Net income (loss) attributable to Corteva	$969	$970	$1,533	$1,570
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.38	$1.37	$2.17	$2.19
Basic earnings (loss) per share of common stock from discontinued operations	(0.04)	(0.06)	(0.06)	(0.07)
Basic earnings (loss) per share of common stock	$1.34	$1.31	$2.11	$2.12
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.37	$1.37	$2.16	$2.18
Diluted earnings (loss) per share of common stock from discontinued operations	(0.04)	(0.06)	(0.05)	(0.07)
Diluted earnings (loss) per share of common stock	$1.33	$1.31	$2.11	$2.11

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$972	$973	$1,539	$1,576
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(426)	243	(335)	(160)
Adjustments to pension benefit plans	7	8	15	16
Adjustments to other benefit plans	—	(160)	3	(317)
Unrealized gain (loss) on investments	—	—	—	10
Derivative instruments	17	31	(8)	96
Total other comprehensive income (loss)	(402)	122	(325)	(355)
Comprehensive income (loss)	570	1,095	1,214	1,221
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	3	6	6
Comprehensive income (loss) attributable to Corteva	$567	$1,092	$1,208	$1,215

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Current assets
Cash and cash equivalents	$2,401	$4,459	$2,861
Marketable securities	254	86	39
Accounts and notes receivable - net	6,947	4,811	6,792
Inventories	4,184	5,180	3,541
Other current assets	978	1,010	1,052
Total current assets	14,764	15,546	14,285
Investment in nonconsolidated affiliates	93	76	68
Property, plant and equipment	8,532	8,364	8,343
Less: Accumulated depreciation	4,232	4,035	4,002
Net property, plant and equipment	4,300	4,329	4,341
Goodwill	9,987	10,107	10,207
Other intangible assets	9,673	10,044	10,413
Deferred income taxes	449	438	442
Other assets	1,640	1,804	1,740
Total Assets	$40,906	$42,344	$41,496
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$712	$17	$677
Accounts payable	3,567	4,126	3,070
Income taxes payable	383	146	234
Deferred revenue	740	3,201	748
Accrued and other current liabilities	2,454	2,068	2,523
Total current liabilities	7,856	9,558	7,252
Long-term debt	1,283	1,100	1,101
Other noncurrent liabilities
Deferred income tax liabilities	1,165	1,220	935
Pension and other post employment benefits - noncurrent	2,838	3,124	4,767
Other noncurrent obligations	1,693	1,719	1,816
Total noncurrent liabilities	6,979	7,163	8,619
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2022 - 719,320,000; December 31, 2021 - 726,527,000; and June 30, 2021 - 734,421,000	7	7	7
Additional paid-in capital	27,795	27,751	27,682
Retained earnings	1,252	524	941
Accumulated other comprehensive income (loss)	(3,223)	(2,898)	(3,245)
Total Corteva stockholders’ equity	25,831	25,384	25,385
Noncontrolling interests	240	239	240
Total equity	26,071	25,623	25,625
Total Liabilities and Equity	$40,906	$42,344	$41,496
See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$1,539	$1,576
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	609	617
Provision for (benefit from) deferred income tax	(79)	124
Net periodic pension and OPEB benefit, net	(138)	(641)
Pension and OPEB contributions	(113)	(149)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(1)	(1)
Restructuring and asset related charges - net	148	235
Other net loss	99	143
Changes in assets and liabilities, net
Accounts and notes receivable	(2,331)	(1,957)
Inventories	905	1,334
Accounts payable	(488)	(525)
Deferred revenue	(2,450)	(1,931)
Other assets and liabilities	679	532
Cash provided by (used for) operating activities	(1,621)	(643)
Investing activities
Capital expenditures	(318)	(269)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	12	26
Investments in and loans to nonconsolidated affiliates	(6)	(1)
Purchases of investments	(236)	(56)
Proceeds from sales and maturities of investments	93	285
Other investing activities, net	20	(2)
Cash provided by (used for) investing activities	(435)	(17)
Financing activities
Net change in borrowings (less than 90 days)	325	254
Proceeds from debt	772	419
Payments on debt	(204)	—
Repurchase of common stock	(600)	(550)
Proceeds from exercise of stock options	62	66
Dividends paid to stockholders	(203)	(192)
Other financing activities, net	(46)	(24)
Cash provided by (used for) financing activities	106	(27)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(116)	(14)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,066)	(701)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,770	$3,172
1. See page 15 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$239	$25,063
Net income (loss)			600		3	603
Other comprehensive income (loss)				(477)		(477)
Common dividends ($0.13 per share)		(97)				(97)
Issuance of Corteva stock		38				38
Repurchase of common stock		(18)	(332)			(350)
Other - net					(2)	(2)
Balance at March 31, 2021	$7	$27,630	$268	$(3,367)	$240	$24,778
Net income (loss)			970		3	973
Other comprehensive income (loss)				122		122
Common dividends ($0.13 per share)			(95)			(95)
Issuance of Corteva stock		28				28
Share-based compensation		23	(1)			22
Repurchase of common stock			(200)			(200)
Other - net		1	(1)		(3)	(3)
Balance at June 30, 2021	$7	$27,682	$941	$(3,245)	$240	$25,625

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			564		3	567
Other comprehensive income (loss)				77		77
Common dividends ($0.14 per share)			(102)			(102)
Issuance of Corteva stock		40				40
Share-based compensation		(31)				(31)
Repurchase of common stock			(235)			(235)
Other - net			(1)		(2)	(3)
Balance at March 31, 2022	$7	$27,760	$750	$(2,821)	$240	$25,936
Net income (loss)			969		3	972
Other comprehensive income (loss)				(402)		(402)
Common dividends ($0.14 per share)			(101)			(101)
Issuance of Corteva stock		22				22
Share-based compensation		13	(1)			12
Repurchase of common stock			(365)			(365)
Other - net					(3)	(3)
Balance at June 30, 2022	$7	$27,795	$1,252	$(3,223)	$240	$26,071

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual Sales and EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 9 – Supplemental Information, to the company's 2021 Annual Report). As of June 30, 2022, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $15 million. We will continue to assess the implications to our operations and financial reporting.

In April 2022, the company implemented a global business unit organization model (“BU Reorganization”). While the new organization model had no impact on our determination of operating segments, it did result in the company’s digital reporting unit being merged into the seed and crop protection reporting units with the goodwill relating to the former digital reporting unit being reassigned to the seed and crop protection reporting units using a relative fair value allocation approach. The impact of the BU Reorganization did not have a material impact to the company’s historical reportable segments’ financial measures. An interim goodwill impairment assessment immediately prior to the BU Reorganization and for the seed and crop protection reporting units immediately after the BU Reorganization resulted in no goodwill impairment charges.

Qualitative impairment assessments were performed for the seed and crop protection reporting units. The qualitative assessments included an evaluation of relevant factors including GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, changes in the industry and market structure, competitive environments, cost factors such as raw material prices, and overall financial performance. Based on the qualitative assessments performed, it was more likely than not that the fair value of each reporting unit exceeded the carrying value and therefore a quantitative test was not performed. A quantitative impairment assessment was performed for the former digital reporting unit using a combination of the discounted cash flow model (a form of the income approach) and the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis included future cash flow projections, weighted average cost of capital, the terminal growth rate and the tax rate. The company’s estimate of future cash flows is based on current regulatory and economic climates, recent operating results, and assumed business strategy from a market participant perspective and includes an estimate of a long-term future growth rate based on such strategy. Actual results may differ from those assumed in the company’s forecast. The company derives its discount rate using a capital asset pricing model and analyzes published rates for industries relevant to its reporting unit to estimate the cost of equity financing. The company uses a discount rate that is commensurate with the risks and uncertainty inherent in the reporting unit and in its internally developed forecast. Under the market approach, the company uses historically completed transactions for comparable companies.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $126 million, $123 million and $118 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances	June 30, 2022	December 31, 2021	June 30, 2021
(In millions)
Accounts and notes receivable - trade[1]	$5,762	$3,561	$5,763
Contract assets - current[2]	$24	$24	$23
Contract assets - noncurrent[3]	$61	$58	$56
Deferred revenue - current	$740	$3,201	$748
Deferred revenue - noncurrent[4]	$108	$120	$111
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period was $2,992 million and $2,464 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Corn	$2,222	$2,180	$4,152	$4,068
Soybean	1,308	1,160	1,480	1,337
Other oilseeds	246	271	523	567
Other	171	169	316	300
Seed	3,947	3,780	6,471	6,272
Herbicides	1,224	969	2,429	1,955
Insecticides	494	460	912	845
Fungicides	448	311	752	572
Other	139	107	289	161
Crop Protection	2,305	1,847	4,382	3,533
Total	$6,252	$5,627	$10,853	$9,805

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
North America[1]	$3,235	$3,104	$4,419	$4,314
EMEA[2]	359	298	1,285	1,245
Latin America	206	234	529	508
Asia Pacific	147	144	238	205
Total	$3,947	$3,780	$6,471	$6,272

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
North America[1]	$843	$738	$1,664	$1,271
EMEA[2]	499	412	1,155	1,067
Latin America	627	354	954	598
Asia Pacific	336	343	609	597
Total	$2,305	$1,847	$4,382	$3,533
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model, the company has assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company has committed to restructuring actions that, combined with the impact of the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”), has resulted in total pre-tax restructuring and other charges during the three and six months ended June 30, 2022 of $56 million recognized in restructuring and asset related charges - net in the interim Consolidated Statement of Operations. Refer to the tables below for further details relating to these charges. The company also recorded pre-tax charges to other income - net in the interim Consolidated Statement of Operations, relating to the exit of a non-strategic asset of $5 million.

The total pre-tax restructuring and other charges included $38 million associated with the Russia Exit, consisting of $7 million of severance and related benefit costs, $3 million of asset related charges, and $28 million of costs related to contract terminations (contract terminations includes early lease terminations). The company also recorded other pre-tax charges associated with the Russia Exit to cost of goods sold and other income – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $1 million and settlement costs of $6 million, respectively. Additional pre-tax charges up to $30 million associated with the Russia Exit are possible, primarily associated with government receivables and inventory.

Excluding the Russia Exit, additional pre-tax restructuring and other charges relating to the 2022 Restructuring Actions are expected through June 2023 totaling $295 million to $350 million, comprised of $85 million to $95 million of severance and related benefit costs, $150 million to $165 million of asset related charges, $40 million to $55 million of costs related to contract terminations (contract terminations includes early lease terminations) and $20 million to $35 million of other charges.

Future cash payments related to these charges are anticipated to be $180 million to $210 million, primarily related to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2022	2022
Seed	$33	$33
Crop Protection	1	1
Corporate expenses	22	22
Total[1]	$56	$56
1.This amount excludes the pre-tax charges impacting Seed recorded to cost of goods sold and other income - net in the company's interim Consolidated Statement of Operations, relating to inventory write-offs and settlement costs associated with the Russia Exit, and charges associated with the exit of a non-strategic asset.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table is a summary of charges incurred related to 2022 Restructuring Actions for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2022	2022
Severance and related benefit costs	$22	$22
Asset related charges	4	4
Contract termination charges[1]	30	30
Total restructuring and asset related charges - net[2]	$56	$56
1.Contract terminations includes early lease terminations.
2.This amount excludes the pre-tax charges recorded to the cost of goods sold and other income - net in the interim Consolidated Statement of Operations, relating to inventory write-offs and settlement costs associated with the Russia Exit and charges associated with the exit of a non-strategic asset.

A reconciliation of the December 31, 2021 to the June 30, 2022 liability balances related to the 2022 Restructuring Actions is summarized below:

(in millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2021	$—	$—	$—	$—
Charges to income (loss) from continuing operations	22	4	30	56
Payments	(4)	—	—	(4)
Asset write-offs	—	(4)	—	(4)
Balance at June 30, 2022	$18	$—	$30	$48
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by the end of 2022.

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the second quarter of 2022, the company recorded net pre-tax restructuring charges of $166 million inception-to-date under the 2021 Restructuring Actions, consisting of $77 million of severance and related benefit costs, $44 million of asset related charges, $6 million of asset retirement obligations and $39 million of costs related to contract terminations (contract terminations includes early lease terminations). The company does not anticipate any additional material charges from the 2021 Restructuring Actions as actions associated with this charge were substantially complete by the end of 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Seed	$—	$3	$(2)	$17
Crop Protection	—	9	(2)	37
Corporate expenses	1	9	3	56
Total	$1	$21	$(1)	$110

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table is a summary of charges incurred related to 2021 Restructuring Actions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Severance and related benefit costs	$1	$10	$3	$49
Asset related charges	—	9	(1)	22
Contract termination charges	—	2	(3)	39
Total restructuring and asset related charges - net	$1	$21	$(1)	$110

A reconciliation of the December 31, 2021 to the June 30, 2022 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination[2]	Total
Balance at December 31, 2021	$52	$—	$12	$64
Charges to income (loss) from continuing operations	3	(1)	(3)	(1)
Payments	(28)	—	(6)	(34)
Asset write-offs	—	1	—	1
Balance at June 30, 2022	$27	$—	$3	$30
1.In addition, the company has a liability recorded for asset retirement obligations of $5 million as of June 30, 2022.
2.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by the end of 2022.

Other Asset Related Charges
The company recognized $93 million and $99 million for the three and six months ended June 30, 2022, respectively, and $112 million and $119 million for the three and six months ended June 30, 2021, respectively, in restructuring and asset related charges - net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Interest income	$24	$18	$39	$39
Equity in earnings (losses) of affiliates - net	4	2	14	5
Net gain (loss) on sales of businesses and other assets	4	1	1	1
Net exchange gains (losses)[1]	(36)	(14)	(83)	(49)
Non-operating pension and other post employment benefit credit (costs)[2]	73	328	148	653
Miscellaneous income (expenses) - net[3]	(20)	(37)	(53)	(14)
Other income - net	$49	$298	$66	$635
1.Includes net pre-tax exchange gains (losses) of $(18) million and $(33) million associated with the devaluation of the Argentine peso for the three and six months ended June 30, 2022, respectively, and $(14) million and $(37) million for the three and six months ended June 30, 2021, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Miscellaneous income (expenses) - net for the three and six months ended June 30, 2022 and 2021 includes losses on sale of receivables, changes from remeasurement of an equity investment, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. Additionally, the three and six months ended June 30, 2022 includes charges associated with the exit of a non-strategic asset and settlement costs associated with the Russia Exit, the six months ended June 30, 2022 includes estimated settlement reserves, and the three and six months ended June 30, 2021 includes realized losses on sale of available-for-sale securities.

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

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(46)	$36	$(40)	$(15)
Local tax (expenses) benefits	(17)	(13)	(21)	(14)
Net after-tax impact from subsidiary exchange gain (loss)	$(63)	$23	$(61)	$(29)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$10	$(50)	$(43)	$(34)
Tax (expenses) benefits	(3)	12	10	8
Net after-tax impact from hedging program exchange gain (loss)	$7	$(38)	$(33)	$(26)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(36)	$(14)	$(83)	$(49)
Tax (expenses) benefits	(20)	(1)	(11)	(6)
Net after-tax exchange gain (loss)	$(56)	$(15)	$(94)	$(55)
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

(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$2,401	$4,459	$2,861
Restricted cash equivalents	369	377	311
Total cash, cash equivalents and restricted cash equivalents	$2,770	$4,836	$3,172
Restricted cash equivalents primarily relates to a trust funded by EID for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and is classified as current. Restricted cash equivalents for June 30, 2022 and December 31, 2021 also includes contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend, which is classified as noncurrent.

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

During the three and six months ended June 30, 2022, the company recognized $13 million and $48 million of net tax benefits to provision for income taxes on continuing operations associated with changes in deferred taxes for certain prior year tax positions as well as from stock-based compensation.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes	$1,002	$1,018	$1,579	$1,631
Net income (loss) attributable to continuing operations noncontrolling interests	3	3	6	6
Income (loss) from continuing operations available to Corteva common stockholders	999	1,015	1,573	1,625
(Loss) income from discontinued operations available to Corteva common stockholders	(30)	(45)	(40)	(55)
Net income (loss) available to common stockholders	$969	$970	$1,533	$1,570

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2022	2021	2022	2021
Earnings (loss) per share of common stock from continuing operations	$1.38	$1.37	$2.17	$2.19
(Loss) earnings per share of common stock from discontinued operations	(0.04)	(0.06)	(0.06)	(0.07)
Earnings (loss) per share of common stock	$1.34	$1.31	$2.11	$2.12

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2022	2021	2022	2021
Earnings (loss) per share of common stock from continuing operations	$1.37	$1.37	$2.16	$2.18
(Loss) earnings per share of common stock from discontinued operations	(0.04)	(0.06)	(0.05)	(0.07)
Earnings (loss) per share of common stock	$1.33	$1.31	$2.11	$2.11

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2022	2021	2022	2021
Weighted-average common shares - basic	723.0	737.3	724.9	740.3
Plus dilutive effect of equity compensation plans[1]	3.7	6.0	3.7	6.1
Weighted-average common shares - diluted	726.7	743.3	728.6	746.4
Potential shares of common stock excluded from EPS calculations[2]	1.8	2.1	2.4	2.1
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Accounts receivable – trade[1]	$4,457	$3,441	$4,318
Notes receivable – trade[1,2]	1,305	120	1,445
Other[3]	1,185	1,250	1,029
Total accounts and notes receivable - net	$6,947	$4,811	$6,792
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $233 million, $210 million, and $216 million at June 30, 2022, December 31, 2021, and June 30, 2021, respectively. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2022, December 31, 2021, and June 30, 2021 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $131 million, $104 million, and $92 million as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended June 30, 2022 and 2021:

(In millions)
2021
Balance at December 31, 2020	$208
Net benefit for credit losses[1]	(3)
Write-offs charged against allowance / other[1]	11
Balance at June 30, 2021	$216

2022
Balance at December 31, 2021	$210
Net provision for credit losses	12
Write-offs charged against allowance / other	11
Balance at June 30, 2022	$233
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

Trade receivables sold under these agreements were $78 million and $95 million for the three and six months ended June 30, 2022 and $177 million and $188 million for the three and six months ended June 30, 2021, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2022, December 31, 2021, and June 30, 2021 were $52 million, $166 million, and $135 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and six months ended June 30, 2022 was $13 million, and $41 million and $43 million for the three and six months ended

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2021, respectively. See Note 12 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTE 9 - INVENTORIES

(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Finished products	$1,722	$2,497	$1,680
Semi-finished products	1,793	2,076	1,406
Raw materials and supplies	669	607	455
Total inventories	$4,184	$5,180	$3,541

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	June 30, 2022			December 31, 2021			June 30, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(698)	$5,567	$6,265	$(571)	$5,694	$6,265	$(444)	$5,821
Customer-related	1,936	(538)	1,398	1,953	(487)	1,466	1,966	(434)	1,532
Developed technology	1,485	(753)	732	1,485	(679)	806	1,485	(603)	882
Trademarks/trade names	2,009	(211)	1,798	2,012	(172)	1,840	2,013	(132)	1,881
Favorable supply contracts	475	(444)	31	475	(396)	79	475	(349)	126
Other[1]	399	(262)	137	405	(256)	149	404	(243)	161
Total other intangible assets with finite lives	12,569	(2,906)	9,663	12,595	(2,561)	10,034	12,608	(2,205)	10,403

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	10	—	10
Total other intangible assets	10	—	10	10	—	10	10	—	10
Total	$12,579	$(2,906)	$9,673	$12,605	$(2,561)	$10,044	$12,618	$(2,205)	$10,413
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $179 million and $358 million for the three and six months ended June 30, 2022, respectively and $180 million and $363 million for the three and six months ended June 30, 2021, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2022 and each of the next five years is approximately $342 million, $619 million, $605 million, $568 million, $557 million and $497 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Commercial paper	$684	$—	$494
Repurchase facility	—	—	150
Other loans - various currencies	27	15	31
Long-term debt payable within one year	—	1	1
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$712	$17	$677

Long-term debt
(in millions)	June 30, 2022		December 31, 2021		June 30, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	182	14.80%	1	6.82%	1	6.11%
Medium-term notes, varying maturities through 2041	107	1.39%	107	—%	108	—%
Finance lease obligations	2		3		3
Less: Unamortized debt discount and issuance costs	8		10		10
Less: Long-term debt due within one year	—		1		1
Total long-term debt	$1,283		$1,100		$1,101

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,188 million, $1,121 million, and $1,139 million as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

Repurchase Facility
In February 2022, the company entered into a new committed receivable repurchase facility of up to $500 million (the "2022 Repurchase Facility") which expires in December 2022. Under the 2022 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2022 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2022 Repurchase Facility have an interest rate equal to the Adjusted Term Secured Overnight Financing Rate ("SOFR"), which is Term SOFR plus 0.10 percent, plus the margin.

As of June 30, 2022, there were no outstanding borrowings under the 2022 Repurchase Facility.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at June 30, 2022 was approximately $110 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at June 30, 2022
(in millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-day Revolving Credit Facility	May 2022	500	500	May 2023	Floating Rate
Total Committed and Available Credit Facilities		$5,500	$5,500

Revolving Credit Facilities
In November 2018, EID entered into a $3 billion, 5-year revolving credit facility and a $3 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective in May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2022, the company was in compliance with these covenants.

364-day Revolving Credit Facilities
In May 2022, the company entered into a $500 million, 364-day revolving credit agreement (the “364-day Revolving Credit Facility”) expiring in May 2023. Borrowings under the 364-day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-day Revolving Credit Facility will be used for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The 364-day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2022, the company was in compliance with these covenants.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2022, December 31, 2021 and June 30, 2021, the company had directly guaranteed $94 million, $105 million, and $115 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at June 30, 2022 had terms less than one year. The maximum future payments include $22 million, $21 million and $22 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $632 million, $15 million and $648 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

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

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EID, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims proceeded (the “Arbitration”).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances ("PFAS") liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

At June 30, 2022, December 31, 2021, and June 30, 2021, the indemnification assets were $28 million, $25 million, and $31 million, respectively, within accounts and notes receivable - net and $82 million, $75 million, and $50 million, respectively, within other assets in the interim Consolidated Balance Sheets. At June 30, 2022, December 31, 2021, and June 30, 2021, the indemnification liabilities were $30 million, $20 million, and $54 million, respectively, within accrued and other current liabilities and $119 million, $117 million, and $91 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

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

Lorsban® Lawsuits
As of June 30, 2022, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. Discovery is expected to continue through at least 2022. As of June 30, 2022, an accrual has been established for the estimated resolution of certain claims.

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

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2022, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

New York. EID is a defendant in about 50 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that EID and others supplied some of the materials used at these facilities. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the class action case. EID continues to defend itself based on the merits of the case.

EID is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EID along with Chemours and others, have been named defendants in complaints filed by 11 water districts in Nassau County, New York alleging that the drinking water they provide to customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

New Jersey. At June 30, 2022, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EID, Chemours, and others alleging that operations at and discharges from former EID sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EID, Chemours, and others alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act ("ISRA") and for fraudulent conveyance.

Alabama / Others. EID is one of more than 30 defendants in a lawsuit by the Alabama water utility alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Alaska, Florida, Michigan, Mississippi, New Hampshire, North Carolina, South Dakota, Vermont and Wisconsin filed lawsuits against EID, Chemours, and others, claiming, among

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Motions to dismiss the Michigan, Vermont and New Hampshire cases have been denied.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. The court is expected to rule on certain procedural matters by September 2022.

Delaware. On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, the companies will collectively pay $50 million to fund environmental projects, including sampling and community environmental justice and equity grants, which shall be utilized to fund the Natural Resources and Sustainability Trust (the “NRS Trust”). If the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the NRS Trust (“Supplemental Payment”) in an amount equal to such other states’ recovery in excess of $50 million. Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement with Chemours bearing responsibility for 50%, or $25 million, of the $50 million payment due to the NRS Trust and DuPont and Corteva each bearing $12.5 million of the remaining amount, which Corteva paid in January 2022. During the three months ended June 30, 2021, the company recorded a charge of $11 million to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, related to the settlement. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Aqueous Firefighting Foams. Approximately 2,700 cases have been filed against 3M and other defendants, including EID and Chemours, and more recently also including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina. Approximately 2,400 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams. Approximately 200 of these cases were filed by water utility or municipal water districts. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. Discovery for these cases is expected to continue through 2022, with a water district "bellwether" trial expected for early 2023. The court has encouraged all parties to discuss resolution of the water utility and water district category of cases. Consistent with the Court's instruction and under the mutual obligations of the MOU, Corteva, EID, DuPont and Chemours have engaged with the plaintiff's counsel on these cases.

EID did not make firefighting foams, PFOS, or PFOS products. While EID made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EID’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EID has never made or sold PFOA as a commercial product.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In June 2022, the U.S. Environmental Protection Agency ("EPA") published interim health advisories for PFOA and PFOS lowering previous health advisory guidance for drinking water. Health advisories provide drinking water system operators, and state, tribal, and local officials who have the primary responsibility for overseeing these systems, with information on the health risks related to chemicals, so appropriate actions may be taken to protect their constituents. The advisories are not regulations or legally enforceable Federal standards, except as it relates to the Consent Order between Chemours and the North Carolina Department of Environmental Quality (“NC DEQ”), and were published without engagement in the public comment process required for developing regulations. Health advisories are subject to revision as additional information becomes available and the company continues to monitor these developments.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EID introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX. In June 2022, the EPA issued a final health advisory for drinking water related to GenX.

At June 30, 2022, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page 22.

During the three and six months ended June 30, 2022, the company recorded charges of $23 million and $27 million, respectively, and during the three and six months ended June 30, 2021, the company recorded charges of $34 million and $37 million, respectively, to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, related to the MOU. The charges during the three and six months ended June 30, 2022 and 2021, primarily related to an increase in the environmental remediation accrual for Chemours’ Fayetteville Works facility for estimated costs for off-site water systems and on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of changes in Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the NC DEQ.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accrued environmental obligations and indemnification assets include the following:

	As of June 30, 2022
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$156	$156	$255
Other discontinued or divested businesses obligations[1]	21	75	193

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	41	43	66

Environmental remediation liabilities not subject to indemnity	—	79	58

Indemnification liabilities related to the MOU[4]	21	129	28
Total	$239	$482	$600
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 23, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $36 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balances includes $64 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 27 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the NC DEQ.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 22, under the header "Chemours / Performance Chemicals."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EID and Chemours seeking the establishment of a Remediation Funding Source ("RFS") in an amount exceeding $900 million for environmental remediation at EID's former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page 25.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 6,285,000 shares and 10,870,000 shares in the open market for a total cost of $365 million and $600 million during the three and six months ended June 30, 2022, respectively.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). In connection with the 2019 Share Buyback Plan, the company repurchased and retired 4,324,000 shares and 11,970,000 shares in the open market for a total cost of $200 million and $550 million during the three and six months ended June 30, 2021, respectively. Repurchases under the 2019 Share Buyback Plan were completed during the third quarter of 2021.

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

Below is a summary of the EID Preferred Stock at June 30, 2022, December 31, 2021, and June 30, 2021, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive income (loss) before reclassifications	(160)	109	(5)	1	3	$(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	21	(318)	7	$(303)
Net other comprehensive income (loss)	(160)	96	16	(317)	10	$(355)
Balance June 30, 2021	$(2,130)	$29	$(1,417)	$273	$—	$(3,245)
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
Other comprehensive income (loss) before reclassifications	(335)	70	13	3	—	(249)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(78)	2	—	—	(76)
Net other comprehensive income (loss)	(335)	(8)	15	3	—	(325)
Balance June 30, 2022	$(2,878)	$64	$(381)	$(28)	$—	$(3,223)
1.The cumulative translation adjustment gain for the six months ended June 30, 2022 was primarily driven by the strengthening of the USD against the European Euro ("EUR"), Swiss Franc ("CHF") and Indian Rupee ("INR"), partially offset by the weakening of the USD against the Brazilian Real ("BRL"). The cumulative translation adjustment loss for the six months ended June 30, 2021 was primarily driven by the weakening of the Swiss Franc ("CHF") and European Euro ("EUR") against the USD.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative instruments	$1	$(7)	$—	$(25)
Pension benefit plans - net	(3)	(3)	(5)	(5)
Other benefit plans - net	—	48	3	97
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(2)	$38	$(2)	$67

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative Instruments[1]:	$(86)	$(10)	$(101)	$(15)
Tax (benefit) expense[2]	20	3	23	2
After-tax	$(66)	$(7)	$(78)	$(13)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(1)	$(2)	$(1)
Actuarial (gains) losses[3,4]	1	13	2	27
Settlement (gain) loss[3,4]	2	—	2	1
Total before tax	$2	$12	$2	$27
Tax (benefit) expense[2]	—	(3)	—	(6)
After-tax	$2	$9	$2	$21
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(231)	$(1)	$(461)
Actuarial (gains) loss[3,4]	1	24	1	47
Curtailment (gain) loss	—	(1)	—	(1)
Total before tax	$—	$(208)	$—	$(415)
Tax (benefit) expense[2]	—	48	—	97
After-tax	$—	$(160)	$—	$(318)
Unrealized Loss on Investments[4]	$—	$1	$—	$7
Tax (benefit) expense[2]	—	—	—	—
After-tax	$—	$1	$—	$7
Total reclassifications for the period, after-tax	$(64)	$(157)	$(76)	$(303)
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Defined Benefit Pension Plans:
Service cost	$5	$5	$9	$12
Interest cost	109	91	217	182
Expected return on plan assets	(190)	(228)	(380)	(458)
Amortization of unrecognized (gain) loss	1	13	2	27
Amortization of prior service (benefit) cost	(1)	(1)	(2)	(1)
Settlement loss	2	—	2	1
Net periodic benefit (credit) cost	$(74)	$(120)	$(152)	$(237)
Other Post Employment Benefits:
Service cost	$1	$—	$1	$—
Interest cost	6	5	13	11
Amortization of unrecognized (gain) loss	1	24	1	47
Amortization of prior service (benefit) cost	(1)	(231)	(1)	(461)
Curtailment (gain) loss	—	(1)	—	(1)
Net periodic benefit (credit) cost	$7	$(203)	$14	$(404)

NOTE 15 - FINANCIAL INSTRUMENTS

At June 30, 2022, December 31, 2021 and June 30, 2021, the company had $1,488 million, $3,400 million and $1,923 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; and $254 million, $86 million and $39 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at June 30, 2022 and available-for-sale securities sold during the three and six months ended June 30, 2021 are discussed further in the “Debt Securities” section.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	$751	$1,252	$767
Commodity contracts	$361	$845	$143
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,546	$103	$878
Commodity contracts	$99	$4	$5

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

The company uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain forecasted transactions as well as the translation of foreign currency-denominated earnings. The company also uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Beginning balance	$96	$10	$47	$(16)
Additions and revaluations of derivatives designated as cash flow hedges	53	73	116	103
Clearance of hedge results to earnings	(68)	(10)	(82)	(14)
Ending balance	$81	$73	$81	$73

At June 30, 2022, an after-tax net gain of $73 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Beginning balance	$(48)	$6	$32	$(17)
Additions and revaluations of derivatives designated as cash flow hedges	15	(30)	(67)	(5)
Clearance of hedge results to earnings	2	3	4	1
Ending balance	$(31)	$(21)	$(31)	$(21)

At June 30, 2022, an after-tax net loss of $31 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Commodity contracts	Other current assets	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	53	(38)	15
Total asset derivatives		$93	$(38)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$14	$—	$14
Commodity contracts	Accrued and other current liabilities	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	46	(38)	8
Total liability derivatives		$61	$(38)	$23

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	31	(20)	11
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$71	$(20)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	23	(20)	3
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$26	$(20)	$6

		June 30, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	36	(20)	16
Total asset derivatives		$37	$(20)	$17

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$—	$21
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	72	(20)	52
Total liability derivatives		$93	$(20)	$73
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$20	$(7)	$27	$14
Cash flow hedges:
Foreign currency contracts	21	(37)	(81)	(6)
Commodity contracts	61	92	147	128
Total derivatives designated as hedging instruments	$102	$48	$93	$136
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(2)	$(2)	$(5)	$(1)
Commodity contracts[2]	88	12	106	16
Total derivatives designated as hedging instruments	$86	$10	$101	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$10	$(50)	$(43)	$(34)
Foreign currency contracts[2]	31	(30)	(5)	(28)
Commodity contracts[2]	(4)	(5)	(26)	(17)
Total derivatives not designated as hedging instruments	37	(85)	(74)	(79)
Total derivatives	$123	$(75)	$27	$(64)
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

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at June 30, 2022. During the three and six months ended June 30, 2021, the company sold its U.S. treasuries classified as available-for-sale securities. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The estimated fair value of the available-for-sale securities that were sold during the three and six months ended June 30, 2021 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities that were sold during the three and six months ended June 30, 2021 were held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange were initially recorded in accumulated other comprehensive income (loss) within the interim Consolidated Statements of Equity and subsequently reclassified to earnings when sold. The gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the investing results from available-for-sale securities for the three and six months ended June 30, 2021:

Investing Results	Three Months Ended June 30,	Six months Ended June 30,
(In millions)	2021	2021
Proceeds from sales of available-for-sale securities	$65	$226
Gross realized losses	$(1)	$(7)

The following table summarizes the contractual maturities of the company's investments in debt securities at June 30, 2022:

Contractual Maturities of Debt Securitites[1]
(In millions)	Amortized Cost	Fair Value
Within one year	$65	$65
One to five years	$—	$—
1.The company's debt securities at June 30, 2022 consists of foreign government bonds, which are classified as held-to-maturity.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

June 30, 2022	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$254
Derivatives relating to:[1]
Foreign currency	—	90
Commodity contracts	—	3
Total assets at fair value	$—	$347
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	60
Commodity contracts	—	1
Total liabilities at fair value	$—	$61

December 31, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$86
Derivatives relating to:[1]
Foreign currency	—	68
Equity securities[2]	48	—
Total assets at fair value	$48	$154
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	24
Total liabilities at fair value	$—	$24

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$39
Derivatives relating to:[1]
Foreign currency	—	37
Total assets at fair value	$—	$76
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	93
Total liabilities at fair value	$—	$93
1.See Note 15 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.
2.The company's equity securities are included in other assets in the interim Consolidated Balance Sheets..

NOTE 17 - SEGMENT INFORMATION

Corteva’s reportable segments reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (seed and crop protection). For purposes of allocating resources to the segments and assessing segment performance, segment operating EBITDA is the primary measure used by Corteva’s CODM. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and other post-employment benefit (OPEB) benefits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2022
Net sales	$3,947	$2,305	$6,252
Segment operating EBITDA	$1,240	$509	$1,749
Segment assets[1]	$22,757	$13,532	$36,289

2021
Net sales	$3,780	$1,847	$5,627
Segment operating EBITDA	$1,123	$370	$1,493
Segment assets[1]	$23,804	$12,996	$36,800
1.    Segment assets at December 31, 2021 were $23,270 million and $12,428 million for Seed and Crop Protection, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2022
Net Sales	$6,471	$4,382	$10,853
Segment operating EBITDA	$1,809	$1,000	$2,809

2021
Net sales	$6,272	$3,533	$9,805
Segment operating EBITDA	$1,740	$691	$2,431

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes	$1,002	$1,018	$1,579	$1,631
Provision for (benefit from) income taxes on continuing operations	325	284	446	462
Income (loss) from continuing operations before income taxes	1,327	1,302	2,025	2,093
Depreciation and amortization	302	313	609	617
Interest income	(24)	(18)	(39)	(39)
Interest expense	16	7	25	14
Exchange (gains) losses	36	14	83	49
Non-operating (benefits) costs	(60)	(315)	(125)	(626)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(33)	23	3	22
Significant items (benefit) charge	155	135	177	235
Corporate expenses	30	32	51	66
Segment operating EBITDA	$1,749	$1,493	$2,809	$2,431

Segment assets to total assets (in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Total segment assets	$36,289	$35,698	$36,800
Corporate assets	4,617	6,646	4,696
Total assets	$40,906	$42,344	$41,496

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2022, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2022
Restructuring and Asset Related Charges - Net [1]	$(126)	$(2)	$(15)	$(143)
Inventory write-offs[3]	(1)	—	—	(1)
Loss on exit of non-strategic asset[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(6)	—	—	(6)
Total	$(138)	$(2)	$(15)	$(155)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2021
Restructuring and Asset Related Charges - Net [1]	$(115)	$(11)	$(9)	$(135)
Total	$(115)	$(11)	$(9)	$(135)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2022
Restructuring and Asset Related Charges - Net [1]	$(131)	$—	$(17)	$(148)
Estimated settlement expense[2]	—	(17)	—	(17)
Inventory write-offs[3]	(1)	—	—	(1)
Loss on exit of non-strategic asset[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(6)	—	—	(6)
Total	$(143)	$(17)	$(17)	$(177)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2021
Restructuring and Asset Related Charges - Net [1]	$(136)	$(43)	$(56)	$(235)
Total	$(136)	$(43)	$(56)	$(235)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related reserves
3.Incremental losses associated with activities related to the 2022 Restructuring Actions.

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

In response to Russia’s military conflict with Ukraine, in April 2022 the company announced its decision to withdraw from Russia and stop production and business activities ("Russia Exit"). Russia contributes approximately 2 percent of the company's annual net sales. Refer to the 2022 Restructuring Actions discussion below for additional information.

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model, the company has assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company has committed to restructuring actions that, combined with the impact of the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”), has resulted in total pre-tax restructuring and other charges during the three and six months ended June 30, 2022 of $56 million recognized in restructuring and asset related charges - net in the interim Consolidated Statement of Operations. The company also recorded pre-tax charges to other income - net in the interim Consolidated Statement of Operations, relating to the exit of a non-strategic asset of $5 million.

The total pre-tax restructuring and other charges included $38 million associated with the Russia Exit, consisting of $7 million of severance and related benefit costs, $3 million of asset related charges, and $28 million of costs related to contract terminations (contract terminations includes early lease terminations). The company also recorded other pre-tax charges associated with the Russia Exit to cost of goods sold and other income – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $1 million and settlement costs of $6 million, respectively. Additional pre-tax charges up to $30 million associated with the Russia Exit are possible, primarily associated with government receivables and inventory.

Excluding the Russia Exit, additional pre-tax restructuring and other charges relating to the 2022 Restructuring Actions are expected through June 2023 totaling $295 million to $350 million, comprised of $85 million to $95 million of severance and related benefit costs, $150 million to $165 million of asset related charges, $40 million to $55 million of costs related to contract terminations (contract terminations includes early lease terminations) and $20 million to $35 million of other charges.

Future cash payments related to these charges are anticipated to be $180 million to $210 million, primarily related to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The 2022 Restructuring Activities are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2021 Share Buyback Plan, the company purchased and retired 6,285,000 shares and 10,870,000 shares, respectively, during the three and six months ended June 30, 2022 in the open market for a total cost of $365 million and $600 million, respectively.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company purchased and retired 4,324,000 shares and 11,970,000 shares, respectively, during the three and six months ended June 30, 2021 in the open market for a total cost of $200 million and $550 million, respectively.

Overview

The following is a summary of results from continuing operations for the three months ended June 30, 2022:

•The company reported net sales of $6,252 million, up 11 percent versus the same quarter last year, reflecting a 9 percent increase in price and a 4 percent increase in volume, partially offset by a 2 percent unfavorable impact from currency.

•Cost of goods sold ("COGS") totaled $3,323 million in the second quarter of 2022, up from $3,010 million in the second quarter of 2021, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $143 million in the second quarter of 2022, an increase from $135 million in the second quarter of 2021. The charges for the three months ended June 30, 2022 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, and severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions.

•Income (loss) from continuing operations after income taxes was $1,002 million, as compared to $1,018 million in the same quarter last year.

•Operating EBITDA was $1,719 million for the three months ended June 30, 2022, improved from $1,461 million for the three months ended June 30, 2021 primarily driven by strong price execution, volume gains and productivity actions, partially offset by inflation and currency headwinds. Refer to page 53 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the six months ended June 30, 2022:

•The company reported net sales of $10,853 million, up 11 percent versus the same period last year, reflecting a 9 percent increase in price and a 5 percent increase in volume, partially offset by a 3 percent unfavorable impact from currency.

•COGS totaled $6,047 million in the six months ended 2022, up from $5,430 million in the six months ended 2021, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $148 million in the six months ended 2022, a decrease from $235 million in the six months ended 2021. The charges for the six months ended June 30, 2022 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, and severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions.

•Income from continuing operations after income taxes was $1,579 million, as compared to $1,631 million in the same period last year.

•Operating EBITDA was $2,758 million, improved from $2,365 million for the six months ended June 30, 2021, primarily driven by strong price execution, volume gains in all regions and productivity actions, partially offset by inflation and currency headwinds. Refer to page 53 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the six months ended June 30, 2022:

•The company returned approximately $800 million to shareholders during the six months ended June 30, 2022 under its previously announced share repurchase program and through common stock dividends.

•On July 22, 2022, the company's Board of Director's approved a 7.1 percent increase in the common stock dividend from $0.14 per share to $0.15 per share.

Results of Operations

Net Sales
Net sales were $6,252 million and $5,627 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by a 9 percent increase in price and 4 percent increase in volume versus the prior period, partially offset by a (2) percent unfavorable currency impact. Volume and price gains were driven by continued penetration of new products, strong early demand in Latin America, execution on the company’s price for value strategy and recovery of higher input costs, partially offset by the reduction of corn acres and canola volumes in North America. The unfavorable currency impacts were led by the Turkish Lira and the Euro.

	Three Months Ended June 30,
	2022		2021
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$6,252	100%	$5,627	100%
North America[1]	4,078	65%	3,842	68%
EMEA[2]	858	14%	710	13%
Latin America	833	13%	588	10%
Asia Pacific	483	8%	487	9%

	Q2 2022 vs. Q2 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$236	6%	8%	(2)%	—%	—%
EMEA[2]	148	21%	9%	25%	(13)%	—%
Latin America	245	42%	13%	22%	7%	—%
Asia Pacific	(4)	(1)%	7%	—%	(5)%	(3)%
Total	$625	11%	9%	4%	(2)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $10,853 million and $9,805 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by a 9 percent increase in price and 5 percent increase in volume versus the prior period, partially offset by a (3) percent unfavorable currency impact. Volume and price gains were driven by continued demand for new products, strong early demand in Latin America, execution on the company’s price for value strategy and recovery of higher input costs, partially offset by the reduction of corn acres and canola volumes in North America. The unfavorable currency impacts were led by the Turkish Lira and the Euro.

	Six Months Ended June 30,
	2022		2021
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$10,853	100%	$9,805	100%
North America[1]	6,083	56%	5,585	57%
EMEA[2]	2,440	22%	2,312	24%
Latin America	1,483	14%	1,106	11%
Asia Pacific	847	8%	802	8%

	First Half 2022 vs. First Half 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$498	9%	8%	1%	—%	—%
EMEA[2]	128	6%	9%	10%	(13)%	—%
Latin America	377	34%	13%	18%	3%	—%
Asia Pacific	45	6%	6%	7%	(4)%	(3)%
Total	$1,048	11%	9%	5%	(3)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $3,323 million (53 percent of net sales) and $3,010 million (53 percent of net sales) for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by increased volumes in crop protection, higher input costs, and freight and logistics, which are primarily market-driven. The increases are partially offset by ongoing cost and productivity actions, lower volumes in seed from the reduction of corn acres in North America and supply constraints in North America canola and Latin America corn, and a favorable impact from currency. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

COGS was $6,047 million (56 percent of net sales) and $5,430 million (55 percent of net sales) for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by increased volumes in crop protection, higher input costs, and freight and logistics, which are primarily market-driven. The increases are partially offset by ongoing cost and productivity actions, and a favorable impact from currency. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries.

Research and Development Expense
R&D expense was $296 million (5 percent of net sales) and $293 million (5 percent of net sales) for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by additional spending on various R&D projects due to the impacts from inflation, partially offset by lower salaries and wages.

R&D expense was $564 million (5 percent of net sales) and $574 million (6 percent of net sales) for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by lower salaries and wages and favorable currency, partially offset by additional spending on various R&D projects due to the impacts from inflation.

Selling, General and Administrative Expenses
SG&A expenses were $1,017 million (16 percent of net sales) and $998 million (18 percent of net sales) for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by increases in commissions, selling expense to drive sales, consulting fees, travel and bad debt expense, which were partially offset by favorable currency and a favorable impact from the company's deferred compensation plans due to market declines.

SG&A expenses were $1,752 million (16 percent of net sales) and $1,731 million (18 percent of net sales) for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by increases in selling expense to drive sales, commissions, travel, consulting fees and bad debt expense, partially offset by favorable currency and a favorable impact from the company's deferred compensation plans due to market declines.

Amortization of Intangibles
Intangible asset amortization was $179 million and $180 million for the three months ended June 30, 2022 and 2021, respectively, and $358 million and $363 million for the six months ended June 30, 2022 and 2021, respectively. See Note 10 - Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $143 million and $135 million for the three months ended June 30, 2022 and 2021, respectively. The charges in the second quarter of 2022 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions. The charges in the second quarter of 2021 primarily related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions. In addition, during the three months ended June 30, 2022 and 2021, the company recognized restructuring and asset related charges, net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

Restructuring and asset related charges - net were $148 million and $235 million for the six months ended June 30, 2022 and 2021, respectively. The charges in the first half of 2022 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions. The charges in the first half of 2021 primarily related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions. In addition, during the six months ended June 30, 2022 and 2021, the company recognized restructuring and asset related charges, net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

See Note 4 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements, for additional information.

Other Income - Net
Other income - net was $49 million and $298 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by a decrease in non-operating pension and other post employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments as discussed in the 2021 Annual Report, an increase in net exchange losses, charges associated with the exit of a non-strategic asset and settlement costs associated with the Russia Exit. The decreases are partially offset by a decrease in loss on sale of receivables.
Other income - net was $66 million and $635 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by a decrease in non-operating pension and other post employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments as discussed in the 2021 Annual Report, an increase in net exchange losses, an increase in losses associated with a previously held equity investment, estimated settlement reserves related to Lorsban®, and settlement costs associated with the Russia Exit. The decreases are partially offset by a decrease in loss on sale of receivables.

Pre-tax net exchange losses were $36 million and $83 million for the three and six months ended June 30, 2022, respectively, and $14 million and $49 million for the three and six months ended June 30, 2021, respectively. The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statement of Operations.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $16 million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and $25 million and $14 million for the six months ended June 30, 2022 and 2021, respectively. The change was primarily driven by higher interest rates and foreign currency borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $325 million for the three months ended June 30, 2022 on pre-tax income from continuing operations of $1,327 million, resulting in an effective tax rate of 24.5 percent. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by $13 million of net tax benefits associated with changes in deferred taxes for certain prior year tax positions as well as from stock-based compensation.

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

The company's provision for income taxes on continuing operations was $446 million for the six months ended June 30, 2022 on pre-tax income from continuing operations of $2,025 million, resulting in an effective tax rate of 22.0 percent. The effective tax rate was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings. Those unfavorable impacts were partially offset by $48 million of net tax benefits associated with changes in deferred taxes for certain prior year tax positions as well as from stock-based compensation.

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

(Loss) Income from Discontinued Operations After Tax
(Loss) income from discontinued operations after tax was $(30) million and $(40) million for the three and six months ended June 30, 2022, respectively, and $(45) million and $(55) million for the three and six months ended June 30, 2021, respectively. The three and six months ended June 30, 2022 and 2021 primarily reflects charges relating to PFAS environmental remediation activities for legacy operations at the Fayetteville Works facility. The three and six months ended June 30, 2021 also reflects charges relating to the settlement with the State of Delaware for PFAS related natural resource damage claims. Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $26 million and $20 million for the three months ended June 30, 2022 and 2021, respectively, and $44 million and $42 million for the six months ended June 30, 2022 and 2021, respectively. The change was primarily driven by the items noted on page 47, under the header "Interest Expense," partially offset by lower average borrowings on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EID’s provision from income taxes on continuing operations was $322 million for the three months ended June 30, 2022 on pre-tax income from continuing operations of $1,317 million, resulting in an effective tax rate of 24.4 percent. EID’s provision for income taxes on continuing operations was $281 million for the three months ended June 30, 2021 on pre-tax income from continuing operations of $1,289 million, resulting in an effective tax rate of 21.8 percent.

EID’s provision for income taxes on continuing operations was $441 million for the six months ended June 30, 2022 on pre-tax income from continuing operations of $2,006 million, resulting in an effective tax rate of 22.0 percent. EID’s provision for income taxes on continuing operations was $455 million for the six months ended June 30, 2021 on pre-tax income from continuing operations of $2,065 million, resulting in an effective tax rate of 22.0 percent.

EID’s effective tax rates for the three and six months ended June 30, 2022 and 2021 were driven by a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. and the items noted on page 47, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.” See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements, for further information.

Corporate Outlook
The company is increasing its net sales and earnings outlook for 2022. The company expects net sales to be in the range of $17.2 billion and $17.5 billion and Operating EBITDA to be in the range of $2.95 billion and $3.10 billion. Operating Earnings Per Share is expected to be in the range of $2.45 and $2.60 per share.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 54 for Significant Items recorded in the three and six months ended June 30, 2022 and 2021). During 2022, the company expects to record approximately $325 million to $360 million for the 2022 Restructuring Actions as restructuring and other charges and approximately $100 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information on the company’s 2022 Restructuring Actions and accelerated prepaid royalty amortization.

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Guidance, to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: Seed and Crop Protection.

Seed
The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment is a leader in many of the company’s key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The segment offers trait technologies that improve resistance to weather, disease, insects and enhance food and nutritional characteristics, herbicides used to control weeds, and digital solutions that assist farmer decision-making to help maximize yield and profitability.

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2022 compared with the same period in 2021. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB benefit (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and six months ended June 30, 2022 and 2021 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net sales	$3,947	$3,780	$6,471	$6,272
Segment operating EBITDA	$1,240	$1,123	$1,809	$1,740

Seed	Q2 2022 vs. Q2 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$131	4%	6%	(2)%	—%	—%
EMEA	61	20%	15%	19%	(14)%	—%
Latin America	(28)	(12)%	—%	(13)%	1%	—%
Asia Pacific	3	2%	12%	(3)%	(7)%	—%
Total	$167	4%	7%	(1)%	(2)%	—%

Seed	Q2 2022 vs. Q2 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$42	2%	6%	(3)%	(1)%	—%
Soybeans	148	13%	8%	5%	—%	—%
Other oilseeds	(25)	(9)%	5%	(9)%	(5)%	—%
Other	2	1%	3%	2%	(4)%	—%
Total	$167	4%	7%	(1)%	(2)%	—%

Seed	First Half 2022 vs. First Half 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$105	2%	6%	(3)%	(1)%	—%
EMEA	40	3%	12%	5%	(14)%	—%
Latin America	21	4%	5%	—%	(1)%	—%
Asia Pacific	33	16%	11%	13%	(8)%	—%
Total	$199	3%	7%	(1)%	(3)%	—%

Seed	First Half 2022 vs. First Half 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$84	2%	7%	(2)%	(3)%	—%
Soybeans	143	11%	7%	4%	—%	—%
Other oilseeds	(44)	(8)%	7%	(6)%	(9)%	—%
Other	16	5%	4%	5%	(4)%	—%
Total	$199	3%	7%	(1)%	(3)%	—%

Seed
Seed net sales were $3,947 million in the second quarter of 2022, up 4 percent from $3,780 million in the second quarter of 2021. The increase was driven by a 7 percent increase in price, partially offset by a 1 percent decline in volume and a 2 percent unfavorable currency impact.

The increase in price was driven by strong execution, with global corn and soybean prices up 6 percent and 8 percent, respectively. Lower volumes were driven by reduced corn acres in North America and supply constraints in North America canola and Latin America corn, which more than offset gains in EMEA and North America soybeans. Unfavorable currency impacts were led by the Turkish Lira and the Euro.

Segment operating EBITDA was $1,240 million in the second quarter of 2022, up 10 percent percent from $1,123 million in the second quarter of 2021. Price execution and ongoing cost and productivity actions more than offset higher input and freight costs, the unfavorable impact of currency, and lower corn acres and canola volumes in North America. Segment operating EBITDA margin improved by approximately 170 basis points versus the prior-year period.

Seed net sales were $6,471 million in the first half of 2022, up 3 percent from approximately $6,272 million in the first half of 2021. The sales increase was driven by a 7 percent increase in price. This gain was partially offset by a 1 percent decline in volume and a 3 percent unfavorable currency impact.

The increase in price was driven by strong execution globally, led by North America and EMEA, with corn and soybean prices each up 7 percent globally. The decline in volume was driven by reduced corn acres in North America and supply constraints in North America canola and Latin America corn, which more than offset gains in EMEA and North America soybeans. Unfavorable currency impacts were led by the Turkish Lira and the Euro.

Segment Operating EBITDA was $1,809 million for the first six months of 2022, up 4 percent from $1,740 million for the first six months of 2021. Price execution and ongoing cost and productivity actions more than offset higher input and freight costs, the unfavorable impact of currency, lower volumes in North America, and the unfavorable year-over-year impact from the remeasurement of a previously held equity investment.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net sales	$2,305	$1,847	$4,382	$3,533
Segment Operating EBITDA	$509	$370	$1,000	$691

Crop Protection	Q2 2022 vs. Q2 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$105	14%	20%	(5)%	(1)%	—%
EMEA	87	21%	5%	29%	(13)%	—%
Latin America	273	77%	21%	46%	10%	—%
Asia Pacific	(7)	(2)%	4%	2%	(4)%	(4)%
Total	$458	25%	14%	14%	(2)%	(1)%

Crop Protection	Q2 2022 vs. Q2 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$255	26%	21%	7%	(2)%	—%
Insecticides	34	7%	6%	5%	(4)%	—%
Fungicides	137	44%	6%	44%	(2)%	(4)%
Other	32	30%	2%	30%	(2)%	—%
Total	$458	25%	14%	14%	(2)%	(1)%

Crop Protection	First Half 2022 vs. First Half 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$393	31%	18%	13%	—%	—%
EMEA	88	8%	6%	15%	(13)%	—%
Latin America	356	60%	19%	34%	7%	—%
Asia Pacific	12	2%	4%	5%	(3)%	(4)%
Total	$849	24%	12%	16%	(3)%	(1)%

Crop Protection	First Half 2022 vs. First Half 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$474	24%	17%	10%	(3)%	—%
Insecticides	67	8%	7%	6%	(5)%	—%
Fungicides	180	31%	6%	33%	(4)%	(4)%
Other	128	80%	12%	70%	(2)%	—%
Total	$849	24%	12%	16%	(3)%	(1)%

Crop Protection
Crop protection net sales were $2,305 million in the second quarter of 2022, up 25 percent from $1,847 million in the second quarter of 2021. The increase was driven by a 14 percent increase in volume and a 14 percent increase in price. These gains were partially offset by a 2 percent unfavorable currency impact and a 1 percent unfavorable portfolio impact.

The increase in volume was driven by continued penetration of new products, including EnlistTM herbicide and OmniraTM fungicide, coupled with strong early demand in Latin America. The increase in price was broad-based, with gains in all regions led by North America and Latin America, and mostly reflected pricing for higher raw material and logistical costs. Unfavorable currency impacts were led by the Euro. The portfolio impact was driven by a divestiture in Asia Pacific.

Segment Operating EBITDA was $509 million in the second quarter of 2022, up 38 percent from $370 million in the second quarter of 2021. Pricing and volume gains and productivity actions more than offset higher input costs, including raw material costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 200 basis points versus the prior-year period.

Crop protection net sales were $4,382 million for the first six months of 2022, up 24 percent from the $3,533 million for the first six months of 2021. The increase was driven by a 16 percent increase in volume and a 12 percent increase in price. These gains were partially offset by a 3 percent unfavorable currency impact and a 1 percent unfavorable portfolio impact.

The increase in volume was driven by continued penetration of new products, including EnlistTM and ArylexTM herbicides and OmniraTM fungicide, with new product sales up more than 60 percent compared to the same period last year. In addition, the company experienced strong early demand in Latin America. The increase in price was broad-based, with gains in all regions led by North America, and mostly reflected pricing for higher raw material and logistical costs. Unfavorable currency impacts were led by the Euro and Turkish Lira. The portfolio impact was driven by a divestiture in Asia Pacific.

Segment Operating EBITDA was $1,000 million in the first half of 2022, up 45 percent from $691 million for the first six months of 2021. Pricing and volume gains and productivity actions more than offset higher input costs, including raw material costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 320 basis points versus the prior-year period largely driven by pricing execution and new and differentiated technology.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes (GAAP)	$1,002	$1,018	$1,579	$1,631
Provision for (benefit from) income taxes on continuing operations	325	284	446	462
Income (loss) from continuing operations before income taxes (GAAP)	1,327	1,302	2,025	2,093
Depreciation and amortization	302	313	609	617
Interest income	(24)	(18)	(39)	(39)
Interest expense	16	7	25	14
Exchange (gains) losses	36	14	83	49
Non-operating (benefits) costs	(60)	(315)	(125)	(626)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(33)	23	3	22
Significant items (benefit) charge	155	135	177	235
Operating EBITDA (Non-GAAP)	$1,719	$1,461	$2,758	$2,365

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Restructuring and asset related charges - net	$(143)	$(135)	$(148)	$(235)
Estimated settlement expense[1]	—	—	(17)	—
Inventory write-offs	(1)	—	(1)	—
Loss on exit of non-strategic asset	(5)	—	(5)	—
Settlement costs associated with the Russia Exit	(6)	—	(6)	—
Total pretax significant items benefit (charge)	(155)	(135)	(177)	(235)
Total tax (provision) benefit impact of significant items[2]	28	28	34	51
Total significant items benefit (charge), after tax	$(127)	$(107)	$(143)	$(184)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to Corteva (GAAP)	$999	$1,015	$1,573	$1,625
Less: Non-operating benefits - net, after tax	43	237	92	474
Less: Amortization of intangibles (existing as of Separation), after tax	(138)	(140)	(277)	(283)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	26	(18)	(2)	(17)
Less: Significant items benefit (charge), after tax	(127)	(107)	(143)	(184)
Operating Earnings (Loss) (Non-GAAP)	$1,195	$1,043	$1,903	$1,635

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$1.37	$1.37	$2.16	$2.18
Less: Non-operating benefits - net, after tax	0.06	0.32	0.13	0.64
Less: Amortization of intangibles (existing as of Separation), after tax	(0.19)	(0.19)	(0.38)	(0.38)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	0.04	(0.02)	—	(0.02)
Less: Significant items benefit (charge), after tax	(0.18)	(0.14)	(0.20)	(0.25)
Operating Earnings (Loss) Per Share (Non-GAAP)	$1.64	$1.40	$2.61	$2.19
Diluted Shares Outstanding (in millions)	726.7	743.3	728.6	746.4

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2021 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2022.

(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Cash, cash equivalents and marketable securities	$2,655	$4,545	$2,900
Total debt	$1,995	$1,117	$1,778

The increase in debt balances from December 31, 2021 was primarily due to funding the company's working capital needs and capital expenditures. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $5.9 billion at June 30, 2022 and $6.4 billion at December 31, 2021, and June 30, 2021, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. In addition to the unused credit facilities, the company has a $500 million 2022 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3 billion, 5-year revolving credit facility and a $3 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2022, the company was in compliance with these covenants.

In May 2022, the company entered into a $500 million, 364-day revolving credit agreement (the “364-day Revolving Credit Facility”) expiring in May 2023. Borrowings under the 364-day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-day Revolving Credit Facility will be used for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The 364-day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2022, the company was in compliance with these covenants.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at June 30, 2022 was approximately $110 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

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

The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including cash, commercial paper, a receivable repurchase facility, the Revolving Credit Facilities, the 364-day Revolving Credit Facility, and factoring.
In February 2022, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase facility of up to $500 million (the "2022 Repurchase Facility") which expires in December 2022. Under the 2022 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for more information.
The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company's seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at June 30, 2022, December 31, 2021, and June 30, 2021 are $2.7 billion, $4.5 billion, and $2.9 billion, respectively, of which $2.4 billion, $2.9 billion, and $2.7 billion at June 30, 2022, December 31, 2021, and June 30, 2021, respectively, was held by subsidiaries in foreign countries, including United States territories. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At June 30, 2022, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities was $(1,621) million for the six months ended June 30, 2022 compared to $(643) million for the six months ended June 30, 2021. The change in cash used for operating activities was driven by an increase in working capital requirements primarily due to higher receivables from revenue growth, higher inventories for expected demand and changes in deferred revenue due to higher application of customer payments to accounts receivable.

Cash provided by (used for) investing activities was $(435) million for the six months ended June 30, 2022 compared to $(17) million for the six months ended June 30, 2021. The change was primarily due to higher purchases of investments, lower proceeds from sales and maturities of investments, and higher capital expenditures.

Cash provided by (used for) financing activities was $106 million for the six months ended June 30, 2022 compared to $(27) million for the six months ended June 30, 2021. The change was primarily due to higher proceeds from the issuance of long-term debt relating to foreign currency loans and higher borrowings, partially offset by higher payments on long-term debt and higher repurchases of common stock.

In January 2022, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on March 15, 2022, to the shareholders of record on March 1, 2022. In April 2022, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on June 15, 2022, to the shareholders of record on May 13, 2022. In July 2022, the company's Board of Directors approved a 7.1 percent increase in the common stock dividend from $0.14 per share to $0.15 per share. In July 2022, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on September 15, 2022, to the shareholders of record on August 12, 2022.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). The company repurchased $850 million under the 2021 Share Buyback Plan since the inception of the plan. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 6,285,000 shares and 10,870,000 shares during the three and six months ended June 30, 2022, respectively, in the open market for a total cost of $365 million and $600 million, respectively.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2019 Share Buyback Plan”). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company repurchased and retired 4,324,000 shares and 11,970,000 shares during the three and six months ended June 30, 2021 in the open market for a total cost of $200 million and $550 million, respectively.

For the full year 2022, the company is increasing its expected repurchases to approximately $1 billion under the 2021 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

See Note 13 - Stockholders' Equity, to the interim Consolidated Financial Statements, for additional information related to the share buyback plans.

EID Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide a Liquidity discussion for the differences between EID and Corteva, Inc.

Cash provided by (used for) operating activities
EID’s cash provided by (used for) operating activities was $(1,633) million and $(663) million for the six months ended June 30, 2022 and 2021, respectively. The change was primarily driven by lower interest on related party debt and the items noted on page 56, under the header, "Summary of Cash Flows."

Cash provided by (used for) financing activities
EID’s cash provided by (used for) financing activities was $118 million for the six months ended June 30, 2022 compared to $(7) million for the six months ended June 30, 2021. The change was primarily due to higher proceeds from the issuance of long-term debt relating to foreign currency loans and higher borrowings, partially offset by higher payments on long-term debt and on related party debt.

See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements, for further information on the related party loan between EID and Corteva, Inc.

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

Critical Accounting Estimates

The company's significant accounting policies are more fully described in Note 2 in the company's 2021 Annual Report. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

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

As a result of the BU Reorganization, the company determined that a triggering event had occurred during the second quarter of 2022 that required an interim impairment assessment as of April 1, 2022. The interim impairment assessment was performed for the seed, crop protection, and the former digital reporting units immediately prior to the BU Reorganization and for the seed and crop protection reporting units immediately after the BU Reorganization resulting in no goodwill impairment charges. Refer to Note 1 - Summary of Significant Accounting Policies, to the interim Consolidated Financial Statements, for further information.

Qualitative impairment assessments were performed for the seed and crop protection reporting units. The qualitative assessment includes an evaluation of relevant factors, including GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, changes in industry and market structure, competitive environments, cost factors such as raw materials prices, and overall financial performance. Based on the qualitative assessment performed, it was more likely than not that the fair value of each reporting unit exceeded the carrying value and therefore a quantitative test was not performed.

A quantitative impairment assessment was performed for the former digital reporting unit using a combination of the discounted cash flow model (a form of the income approach) and the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis included future cash flow projections, weighted average cost of capital, the terminal growth rate and the tax rate. The company’s estimate of future cash flows is based on current regulatory and economic climates, recent operating results, and assumed business strategy from a market participant perspective and includes an estimate of a long-term future growth rate based on such strategy. Actual results may differ from those assumed in the company’s forecast. The company derives its discount rate using a capital asset pricing model and analyzes published rates for industries relevant to its reporting unit to estimate the cost of equity financing. The company uses a discount rate that is commensurate with the risks and uncertainty inherent in the reporting unit and in its internally developed forecast. The discount rate used in the company’s valuation was 19.0 percent. Under the market approach, the company uses historically completed transactions for comparable companies.

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

As of June 30, 2022, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of June 30, 2022, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

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
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl, rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has fully cooperated with all requests related to this subpoena. On May 11, 2022, FTC staff informed Corteva that they will be recommending that the agency pursue an enforcement action against Corteva. We believe any such lawsuit related to Corteva’s business practices would be without merit.

Lorsban® Lawsuits
As of June 30, 2022, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 12 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

On January 22, 2021, Chemours, DuPont, Corteva and EID entered into a binding memorandum of understanding containing a settlement to resolve legal disputes related to Chemours' responsibility for litigation and environmental liabilities allocated to it, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for further discussion.

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

On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. On January 18, 2022, the U.S. District Court of the Southern District of Texas dismissed the felony charge for failing to implement a safety practice. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. While the company moved to dismiss the remaining charges, the DOJ appealed the dismissal of the felony charge. The trial is currently scheduled for October 2022.

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

Natural Resource Damage Cases
Since May 2017, several municipal water districts and state attorneys general have filed lawsuits against EID, Corteva, Chemours and others, claiming contamination of public water systems by PFCs, including but not limited to PFOA. These actions with the municipalities and states seeking economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup PFOA contamination and the abatement of alleged nuisance with filtration systems. Further information with respect to these proceedings is set forth under "Other PFOA Matters" in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of the Environmental and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, Corteva, along with other members of the Facility Response Group, filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Additionally, the company announced its decision to withdraw from Russia and, having already paused new sales in the country, is initiating a plan to stop production and business activities. We have experienced shortages in materials, the inability to insure shipments, and increased costs for transportation, energy, and raw material and other inputs due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains. Such geopolitical instability and uncertainty has negatively impacted our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Logistics restrictions, including closures of air space and shipping ports, the reduction of the availability of farmable land, and the destruction of facilities could further increase these adverse impacts and negatively impact demand for our products in the region. While Ukraine and Russia do not constitute a material portion of our business revenues, further escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I - Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 10, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
April 2022	1,852,599	$59.28	1,852,599	$905
May 2022	2,235,595	57.32	2,235,595	777
June 2022	2,196,245	57.69	2,196,245	650
Total	6,284,439	$58.03	6,284,439	$650
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

CORTEVA, INC.
(Registrant)

Date:	August 5, 2022

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	August 5, 2022

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net sales	$6,252	$5,627	$10,853	$9,805
Cost of goods sold	3,323	3,010	6,047	5,430
Research and development expense	296	293	564	574
Selling, general and administrative expenses	1,017	998	1,752	1,731
Amortization of intangibles	179	180	358	363
Restructuring and asset related charges - net	143	135	148	235
Other income - net	49	298	66	635
Interest expense	26	20	44	42
Income (loss) from continuing operations before income taxes	1,317	1,289	2,006	2,065
Provision for (benefit from) income taxes on continuing operations	322	281	441	455
Income (loss) from continuing operations after income taxes	995	1,008	1,565	1,610
(Loss) income from discontinued operations after income taxes	(30)	(45)	(40)	(55)
Net income (loss)	965	963	1,525	1,555
Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$965	$963	$1,524	$1,554
See Notes to the Interim Consolidated Financial Statements beginning on page 70.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$965	$963	$1,525	$1,555
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(426)	243	(335)	(160)
Adjustments to pension benefit plans	7	8	15	16
Adjustments to other benefit plans	—	(160)	3	(317)
Unrealized gain (loss) on investments	—	—	—	10
Derivative instruments	17	31	(8)	96
Total other comprehensive income (loss)	(402)	122	(325)	(355)
Comprehensive income (loss)	563	1,085	1,200	1,200
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	—	1	1
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$563	$1,085	$1,199	$1,199

See Notes to the Interim Consolidated Financial Statements beginning on page 70.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Current assets
Cash and cash equivalents	$2,401	$4,459	$2,861
Marketable securities	254	86	39
Accounts and notes receivable - net	6,947	4,811	6,792
Inventories	4,184	5,180	3,541
Other current assets	978	1,010	1,052
Total current assets	14,764	15,546	14,285
Investment in nonconsolidated affiliates	93	76	68
Property, plant and equipment	8,532	8,364	8,343
Less: Accumulated depreciation	4,232	4,035	4,002
Net property, plant and equipment	4,300	4,329	4,341
Goodwill	9,987	10,107	10,207
Other intangible assets	9,673	10,044	10,413
Deferred income taxes	449	438	442
Other assets	1,640	1,804	1,740
Total Assets	$40,906	$42,344	$41,496
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$712	$17	$677
Accounts payable	3,567	4,126	3,070
Income taxes payable	383	146	234
Deferred revenue	740	3,201	748
Accrued and other current liabilities	2,457	2,070	2,525
Total current liabilities	7,859	9,560	7,254
Long-term debt	1,283	1,100	1,101
Long-term debt - related party	1,377	2,162	2,745
Other noncurrent liabilities
Deferred income tax liabilities	1,165	1,220	935
Pension and other post employment benefits - noncurrent	2,838	3,124	4,767
Other noncurrent obligations	1,693	1,719	1,816
Total noncurrent liabilities	8,356	9,325	11,364
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2022, December 31, 2021, and June 30, 2021:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at June 30, 2022, December 31, 2021, and June 30, 2021	—	—	—
Additional paid-in capital	24,235	24,196	24,131
Retained earnings	3,439	1,922	1,752
Accumulated other comprehensive income (loss)	(3,223)	(2,898)	(3,245)
Total E. I. du Pont de Nemours and Company stockholders’ equity	24,690	23,459	22,877
Noncontrolling interests	1	—	1
Total equity	24,691	23,459	22,878
Total Liabilities and Equity	$40,906	$42,344	$41,496

See Notes to the Interim Consolidated Financial Statements beginning on page 70.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Operating activities
Net income (loss)	$1,525	$1,555
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	609	617
Provision for (benefit from) deferred income tax	(79)	124
Net periodic pension and OPEB benefit, net	(138)	(641)
Pension and OPEB contributions	(113)	(149)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(1)	(1)
Restructuring and asset related charges - net	148	235
Other net loss	99	143
Changes in assets and liabilities, net
Accounts and notes receivable	(2,331)	(1,957)
Inventories	905	1,334
Accounts payable	(488)	(525)
Deferred revenue	(2,450)	(1,931)
Other assets and liabilities	681	533
Cash provided by (used for) operating activities	(1,633)	(663)
Investing activities
Capital expenditures	(318)	(269)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	12	26
Investments in and loans to nonconsolidated affiliates	(6)	(1)
Purchases of investments	(236)	(56)
Proceeds from sales and maturities of investments	93	285
Other investing activities, net	20	(2)
Cash provided by (used for) investing activities	(435)	(17)
Financing activities
Net change in borrowings (less than 90 days)	325	254
Proceeds from related party debt	19	29
Payments on related party debt	(805)	(743)
Proceeds from debt	772	419
Payments on debt	(204)	—
Proceeds from exercise of stock options	62	66
Other financing activities, net	(51)	(32)
Cash provided by (used for) financing activities	118	(7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(116)	(14)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,066)	(701)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period	$2,770	$3,172
See Notes to the Interim Consolidated Financial Statements beginning on page 70.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$21,601
Net income (loss)				591		1	592
Other comprehensive Income (loss)					(477)		(477)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			38				38
Other - net			(4)				(4)
Balance at March 31, 2021	$239	$—	$24,083	$792	$(3,367)	$1	$21,748
Net income (loss)				963			963
Other comprehensive income (loss)					122		122
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			28				28
Share-based compensation			23	(1)			22
Other - net			(3)	1			(2)
Balance at June 30, 2021	$239	$—	$24,131	$1,752	$(3,245)	$1	$22,878

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				559		1	560
Other comprehensive income (loss)					77		77
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			40				40
Share-based compensation			(31)				(31)
Other - net			(3)	(1)			(4)
Balance at March 31, 2022	$239	$—	$24,202	$2,478	$(2,821)	$1	$24,099
Net income (loss)				965			965
Other comprehensive income (loss)					(402)		(402)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			22				22
Share-based compensation			13	(1)			12
Other - net			(2)				(2)
Balance at June 30, 2022	$239	$—	$24,235	$3,439	$(3,223)	$1	$24,691

See Notes to the Interim Consolidated Financial Statements beginning on page 70.

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
•Capital Structure - At June 30, 2022, Corteva, Inc.'s capital structure consists of 719,320,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Revenue - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Restructuring and Asset Related Charges - Net - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Supplementary Information - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Income Taxes - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 8 - Accounts and Notes Receivable - Net - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 9 - Inventories - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Other Intangible Assets - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 12 - Commitments and Contingent Liabilities - refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Stockholders' Equity - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Pension Plans and Other Post Employment Benefits - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Financial Instruments - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Fair Value Measurements - refer to page 38 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of June 30, 2022, December 31, 2021, and June 30, 2021, the outstanding related party loan balance was $1,377 million, $2,162 million, and $2,745 million, respectively (which approximates fair value), with interest rates of 4.12%, 1.67%, and 1.52%, respectively, and is reflected as long-term debt - related party in EID's interim Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $10 million and $19 million for the three and six months ended June 30, 2022, respectively, and $13 million and $28 million for the three and six months ended June 30, 2021, respectively, associated with the related party loan from Corteva, Inc.

As of June 30, 2022, December 31, 2021, and June 30, 2021, EID had payables to Corteva, Inc., of $30 million, $27 million and $57 million included in accrued and other current liabilities, respectively, and $119 million, $117 million, and $91 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes	$995	$1,008	$1,565	$1,610
Provision for (benefit from) income taxes on continuing operations	322	281	441	455
Income (loss) from continuing operations before income taxes	1,317	1,289	2,006	2,065
Depreciation and amortization	302	313	609	617
Interest income	(24)	(18)	(39)	(39)
Interest expense	26	20	44	42
Exchange (gains) losses	36	14	83	49
Non-operating (benefits) costs	(60)	(315)	(125)	(626)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(33)	23	3	22
Significant items (benefit) charge	155	135	177	235
Corporate expenses	30	32	51	66
Segment operating EBITDA	$1,749	$1,493	$2,809	$2,431