Form 10-Q
period 2022-09-30
Corteva, Inc.; DUPONT E I DE NEMOURS & CO
filed 2022-11-04
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Corteva, Inc. had 714,492,000 shares of common stock, par value $0.01 per share, outstanding at October 28, 2022.
E. I. du Pont de Nemours and Company had 200 shares of common stock, par value $0.30 per share, outstanding at October 28, 2022, all of which are held by Corteva, Inc.

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

The separate EID financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 68. Footnotes of EID that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,777	$2,371	$13,630	$12,176
Cost of goods sold	1,879	1,558	7,926	6,988
Research and development expense	312	297	876	871
Selling, general and administrative expenses	657	672	2,409	2,403
Amortization of intangibles	178	180	536	543
Restructuring and asset related charges - net	152	26	300	261
Other income - net	23	378	89	1,013
Interest expense	18	8	43	22
Income (loss) from continuing operations before income taxes	(396)	8	1,629	2,101
Provision for (benefit from) income taxes on continuing operations	(74)	(28)	372	434
Income (loss) from continuing operations after income taxes	(322)	36	1,257	1,667
(Loss) income from discontinued operations after income taxes	(6)	(4)	(46)	(59)
Net income (loss)	(328)	32	1,211	1,608
Net income (loss) attributable to noncontrolling interests	3	2	9	8
Net income (loss) attributable to Corteva	$(331)	$30	$1,202	$1,600
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$(0.45)	$0.05	$1.73	$2.25
Basic earnings (loss) per share of common stock from discontinued operations	(0.01)	(0.01)	(0.06)	(0.08)
Basic earnings (loss) per share of common stock	$(0.46)	$0.04	$1.67	$2.17
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$(0.45)	$0.05	$1.72	$2.23
Diluted earnings (loss) per share of common stock from discontinued operations	(0.01)	(0.01)	(0.06)	(0.08)
Diluted earnings (loss) per share of common stock	$(0.46)	$0.04	$1.66	$2.15

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(328)	$32	$1,211	$1,608
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(533)	(264)	(868)	(424)
Adjustments to pension benefit plans	113	10	128	26
Adjustments to other benefit plans	1	(157)	4	(474)
Unrealized gain (loss) on investments	—	—	—	10
Derivative instruments	50	11	42	107
Total other comprehensive income (loss)	(369)	(400)	(694)	(755)
Comprehensive income (loss)	(697)	(368)	517	853
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	2	9	8
Comprehensive income (loss) attributable to Corteva	$(700)	$(370)	$508	$845

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$2,199	$4,459	$2,779
Marketable securities	119	86	103
Accounts and notes receivable - net	6,273	4,811	5,818
Inventories	5,415	5,180	4,417
Other current assets	1,039	1,010	1,029
Total current assets	15,045	15,546	14,146
Investment in nonconsolidated affiliates	91	76	67
Property, plant and equipment	8,444	8,364	8,270
Less: Accumulated depreciation	4,259	4,035	3,960
Net property, plant and equipment	4,185	4,329	4,310
Goodwill	9,791	10,107	10,130
Other intangible assets	9,461	10,044	10,225
Deferred income taxes	407	438	448
Other assets	1,671	1,804	1,796
Total Assets	$40,651	$42,344	$41,122
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,576	$17	$1,372
Accounts payable	4,140	4,126	3,512
Income taxes payable	227	146	95
Deferred revenue	860	3,201	692
Accrued and other current liabilities	2,115	2,068	2,134
Total current liabilities	8,918	9,558	7,805
Long-term debt	1,277	1,100	1,101
Other noncurrent liabilities
Deferred income tax liabilities	1,123	1,220	930
Pension and other post employment benefits - noncurrent	2,628	3,124	4,583
Other noncurrent obligations	1,621	1,719	1,724
Total noncurrent liabilities	6,649	7,163	8,338
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at September 30, 2022 - 716,225,000; December 31, 2021 - 726,527,000; and September 30, 2021 - 730,267,000	7	7	7
Additional paid-in capital	27,815	27,751	27,712
Retained earnings	614	524	666
Accumulated other comprehensive income (loss)	(3,592)	(2,898)	(3,645)
Total Corteva stockholders’ equity	24,844	25,384	24,740
Noncontrolling interests	240	239	239
Total equity	25,084	25,623	24,979
Total Liabilities and Equity	$40,651	$42,344	$41,122
See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$1,211	$1,608
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	919	926
Provision for (benefit from) deferred income tax	(149)	151
Net periodic pension and OPEB benefit, net	(155)	(959)
Pension and OPEB contributions	(147)	(202)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(17)	(1)
Restructuring and asset related charges - net	300	261
Other net loss	181	117
Changes in assets and liabilities, net
Accounts and notes receivable	(1,814)	(1,116)
Inventories	(466)	375
Accounts payable	202	(41)
Deferred revenue	(2,311)	(1,945)
Other assets and liabilities	100	7
Cash provided by (used for) operating activities	(2,146)	(819)
Investing activities
Capital expenditures	(460)	(413)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	46	53
Investments in and loans to nonconsolidated affiliates	(9)	(3)
Purchases of investments	(314)	(147)
Proceeds from sales and maturities of investments	274	310
Other investing activities, net	24	(1)
Cash provided by (used for) investing activities	(439)	(201)
Financing activities
Net change in borrowings (less than 90 days)	777	949
Proceeds from debt	1,335	419
Payments on debt	(355)	(1)
Repurchase of common stock	(800)	(750)
Proceeds from exercise of stock options	66	71
Dividends paid to stockholders	(311)	(295)
Other financing activities, net	(49)	(28)
Cash provided by (used for) financing activities	663	365
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(295)	(78)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,217)	(733)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,619	$3,140
1. See page 16 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$239	$25,063
Net income (loss)			600		3	603
Other comprehensive income (loss)				(477)		(477)
Common dividends ($0.13 per share)		(97)				(97)
Issuance of Corteva stock		38				38
Repurchase of common stock		(18)	(332)			(350)
Other - net					(2)	(2)
Balance at March 31, 2021	$7	$27,630	$268	$(3,367)	$240	$24,778
Net income (loss)			970		3	973
Other comprehensive income (loss)				122		122
Common dividends ($0.13 per share)			(95)			(95)
Issuance of Corteva stock		28				28
Share-based compensation		23	(1)			22
Repurchase of common stock			(200)			(200)
Other - net		1	(1)		(3)	(3)
Balance at June 30, 2021	$7	$27,682	$941	$(3,245)	$240	$25,625
Net income (loss)			30		2	32
Other comprehensive income (loss)				(400)		(400)
Common dividends ($0.14 per share)			(103)			(103)
Issuance of Corteva stock		5				5
Share-based compensation		26	(1)			25
Repurchase of common stock			(200)			(200)
Other - net		(1)	(1)		(3)	(5)
Balance at September 30, 2021	$7	$27,712	$666	$(3,645)	$239	$24,979

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			564		3	567
Other comprehensive income (loss)				77		77
Common dividends ($0.14 per share)			(102)			(102)
Issuance of Corteva stock		40				40
Share-based compensation		(31)				(31)
Repurchase of common stock			(235)			(235)
Other - net			(1)		(2)	(3)
Balance at March 31, 2022	$7	$27,760	$750	$(2,821)	$240	$25,936
Net income (loss)			969		3	972
Other comprehensive income (loss)				(402)		(402)
Common dividends ($0.14 per share)			(101)			(101)
Issuance of Corteva stock		22				22
Share-based compensation		13	(1)			12
Repurchase of common stock			(365)			(365)
Other - net					(3)	(3)
Balance at June 30, 2022	$7	$27,795	$1,252	$(3,223)	$240	$26,071
Net income (loss)			(331)		3	(328)
Other comprehensive income (loss)				(369)		(369)
Common dividends ($0.15 per share)			(108)			(108)
Issuance of Corteva stock		4				4
Share-based compensation		16	(1)			15
Repurchase of common stock			(200)			(200)
Other - net			2		(3)	(1)
Balance at September 30, 2022	$7	$27,815	$614	$(3,592)	$240	$25,084

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual Sales and EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 9 – Supplemental Information, to the company's 2021 Annual Report). As of September 30, 2022, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $20 million. We will continue to assess the implications to our operations and financial reporting.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounting Guidance Issued But Not Adopted as of September 30, 2022
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU includes amendments that require a buyer in supplier finance programs to disclose key terms of the programs and related obligations, including a rollforward of such obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirements, which is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Retrospective application to all periods in which a balance sheet is presented is required, except for the rollforward requirement, which will be applied prospectively. The adoption of this guidance will result in the company being required to include certain disclosures relating to supplier financing programs and related obligations.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $129 million, $123 million and $122 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Contract Balances	September 30, 2022	December 31, 2021	September 30, 2021
(In millions)
Accounts and notes receivable - trade[1]	$4,875	$3,561	$4,744
Contract assets - current[2]	$25	$24	$24
Contract assets - noncurrent[3]	$62	$58	$60
Deferred revenue - current	$860	$3,201	$692
Deferred revenue - noncurrent[4]	$108	$120	$111
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period was $3,049 million and $2,454 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Corn	$469	$437	$4,621	$4,505
Soybean	205	157	1,685	1,494
Other oilseeds	124	94	647	661
Other	64	50	380	350
Seed	862	738	7,333	7,010
Herbicides	1,043	782	3,472	2,737
Insecticides	363	416	1,275	1,261
Fungicides	421	339	1,173	911
Other	88	96	377	257
Crop Protection	1,915	1,633	6,297	5,166
Total	$2,777	$2,371	$13,630	$12,176

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
North America[1]	$218	$168	$4,637	$4,482
EMEA[2]	157	153	1,442	1,398
Latin America	383	334	912	842
Asia Pacific	104	83	342	288
Total	$862	$738	$7,333	$7,010

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
North America[1]	$521	$422	$2,185	$1,693
EMEA[2]	297	237	1,452	1,304
Latin America	898	763	1,852	1,361
Asia Pacific	199	211	808	808
Total	$1,915	$1,633	$6,297	$5,166
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model, the company has assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company has committed to restructuring actions that, combined with the impact of the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”), is expected to result in total net pre-tax restructuring and other charges of $350 million to $420 million comprised of $105 million to $120 million of severance and related benefit costs, $155 million to $180 million of asset related charges, $65 million to $80 million of costs related to contract terminations (contract terminations includes early lease terminations) and $25 million to $40 million of other charges. Future cash payments related to these charges are anticipated to be $150 million to $175 million, primarily related to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total net pre-tax restructuring and other charges included $47 million associated with the Russia Exit for the nine months ended September 30, 2022. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $3 million of asset related charges, and $28 million of costs related to contract terminations (contract terminations includes early lease terminations). The company also recorded other pre-tax charges associated with the Russia Exit to cost of goods sold and other income – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $2 million and settlement costs of $8 million, respectively. Additional pre-tax charges up to $20 million associated with the Russia Exit are possible, primarily associated with government receivables.

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2022	2022
Seed	$61	$94
Crop Protection	19	20
Corporate expenses	66	88
Total[1]	$146	$202
1.This amount excludes the pre-tax charges impacting Seed recorded to cost of goods sold and other income - net in the company's interim Consolidated Statement of Operations, relating to inventory write-offs of $33 million, and a gain on sale of a business of $15 million, settlement costs associated with the Russia Exit, and charges associated with the exit of a non-strategic asset of $5 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table is a summary of charges incurred related to 2022 Restructuring Actions for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2022	2022
Severance and related benefit costs	$66	$88
Asset related charges	66	70
Contract termination charges[1]	14	44
Total restructuring and asset related charges - net[2]	$146	$202
1.Contract terminations includes early lease terminations.
2.This amount excludes the pre-tax charges recorded to the cost of goods sold and other income - net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $33 million, and a gain on sale of a business of $15 million, settlement costs associated with the Russia Exit and charges associated with the exit of a non-strategic asset of $5 million, respectively.

A reconciliation of the December 31, 2021 to the September 30, 2022 liability balances related to the 2022 Restructuring Actions is summarized below:

(in millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2021	$—	$—	$—	$—
Charges to income (loss) from continuing operations	88	70	44	202
Payments	(19)	—	(5)	(24)
Asset write-offs	—	(70)	—	(70)
Balance at September 30, 2022	$69	$—	$39	$108
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by the end of 2022.

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the third quarter of 2022, the company recorded net pre-tax restructuring charges of $166 million inception-to-date under the 2021 Restructuring Actions, consisting of $77 million of severance and related benefit costs, $44 million of asset related charges, $6 million of asset retirement obligations and $39 million of costs related to contract terminations (contract terminations includes early lease terminations). The company does not anticipate any additional material charges from the 2021 Restructuring Actions as actions associated with this charge were substantially complete by the end of 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Seed	$1	$4	$(1)	$21
Crop Protection	(1)	4	(3)	41
Corporate expenses	—	9	3	65
Total	$—	$17	$(1)	$127

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table is a summary of charges incurred related to 2021 Restructuring Actions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Severance and related benefit costs	$—	$9	$3	$58
Asset related charges	—	7	(1)	29
Contract termination charges	—	1	(3)	40
Total restructuring and asset related charges - net	$—	$17	$(1)	$127

A reconciliation of the December 31, 2021 to the September 30, 2022 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related[1]	Contract Termination	Total
Balance at December 31, 2021	$52	$—	$12	$64
Charges to income (loss) from continuing operations	3	(1)	(3)	(1)
Payments	(35)	—	(8)	(43)
Asset write-offs	—	1	—	1
Balance at September 30, 2022	$20	$—	$1	$21
1.In addition, the company has a liability recorded for asset retirement obligations of $3 million as of September 30, 2022.

Other Asset Related Charges
The company recognized $5 million and $104 million for the three and nine months ended September 30, 2022, respectively, and $5 million and $124 million for the three and nine months ended September 30, 2021, respectively, in restructuring and asset related charges - net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income - Net	Three Months Ended September		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Interest income	$36	$19	$75	$58
Equity in earnings (losses) of affiliates - net	(1)	(1)	13	4
Net gain (loss) on sales of businesses and other assets	16	1	17	2
Net exchange gains (losses)[1]	(13)	2	(96)	(47)
Non-operating pension and other post employment benefit credit (costs)[2]	22	326	170	979
Miscellaneous income (expenses) - net[3]	(37)	31	(90)	17
Other income - net	$23	$378	$89	$1,013
1.Includes net pre-tax exchange gains (losses) of $(32) million and $(65) million associated with the devaluation of the Argentine peso for the three and nine months ended September 30, 2022, respectively, and $(16) million and $(53) million for the three and nine months ended September 30, 2021, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Miscellaneous income (expenses) - net for the three and nine months ended September 30, 2022 and 2021 includes losses on sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. Miscellaneous income (expenses) - net for the three and nine months ended September 30, 2022 also includes estimated settlement reserves, settlement cost associated with the Russia Exit and an Employee Retention Credit, and the nine months ended September 30, 2022 also includes charges associated with the exit of a non-strategic asset. Additionally, the three and nine months ended September 30, 2021 includes a gain from remeasurement of an equity investment and the nine months ended September 30, 2021 includes realized losses on sale of available-for-sale securities.

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

(In millions)	Three Months Ended September		Nine Months Ended September 30,
	2022	2021	2022	2021
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(80)	$(32)	$(120)	$(47)
Local tax (expenses) benefits	(40)	3	(61)	(11)
Net after-tax impact from subsidiary exchange gain (loss)	$(120)	$(29)	$(181)	$(58)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$67	$34	$24	$—
Tax (expenses) benefits	(15)	(8)	(5)	—
Net after-tax impact from hedging program exchange gain (loss)	$52	$26	$19	$—

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(13)	$2	$(96)	$(47)
Tax (expenses) benefits	(55)	(5)	(66)	(11)
Net after-tax exchange gain (loss)	$(68)	$(3)	$(162)	$(58)
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

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$2,199	$4,459	$2,779
Restricted cash equivalents	420	377	361
Total cash, cash equivalents and restricted cash equivalents	$2,619	$4,836	$3,140
Restricted cash equivalents primarily relates to a trust funded by EID for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and is classified as current. Restricted cash equivalents for September 30, 2022 and December 31, 2021 also includes contributions to escrow accounts established for the settlement of certain legal matters, which is classified as current, and the settlement of legacy PFAS matters and the associated qualified spend, which is classified as noncurrent.

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

During the three and nine months ended September 30, 2022, the company recognized a tax benefit of $55 million to provision for income taxes on continuing operations related to the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes.

During the three months ended September 30, 2022, the company recognized $9 million of net tax charges to provision for income taxes on continuing operations associated with changes in accruals and deferred taxes for certain prior year tax positions and valuation allowances, partially offset by tax benefits associated with U.S. state tax rate changes.

During the nine months ended September 30, 2022, the company recognized $39 million of net tax benefits to provision for income taxes on continuing operations associated with changes in accruals and deferred taxes for certain prior year tax positions in various jurisdictions, U.S state tax rate changes, and stock-based compensation, partially offset by changes in valuation allowances.

During the three and nine months ended September 30, 2021, the company recognized $32 million and $58 million, respectively, of net tax benefits to provision for income taxes on continuing operations associated with changes in accruals for certain prior year tax positions in various jurisdictions, including a $22 million tax benefit associated with U.S. research and development credits.

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

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 (“the Act”). The Act includes tax provisions, among other things, which implements (i) a 15 percent minimum tax on book income of certain large corporations; (ii) a one percent excise tax on net stock repurchases; and (iii) several tax incentives to promote clean energy. The company does not expect the Act to have a material impact on the company’s financial position, results of operations or cash flows.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes	$(322)	$36	$1,257	$1,667
Net income (loss) attributable to continuing operations noncontrolling interests	3	2	9	8
Income (loss) from continuing operations available to Corteva common stockholders	(325)	34	1,248	1,659
(Loss) income from discontinued operations available to Corteva common stockholders	(6)	(4)	(46)	(59)
Net income (loss) available to common stockholders	$(331)	$30	$1,202	$1,600

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2022	2021	2022	2021
Earnings (loss) per share of common stock from continuing operations	$(0.45)	$0.05	$1.73	$2.25
(Loss) earnings per share of common stock from discontinued operations	(0.01)	(0.01)	(0.06)	(0.08)
Earnings (loss) per share of common stock	$(0.46)	$0.04	$1.67	$2.17

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2022	2021	2022	2021
Earnings (loss) per share of common stock from continuing operations	$(0.45)	$0.05	$1.72	$2.23
(Loss) earnings per share of common stock from discontinued operations	(0.01)	(0.01)	(0.06)	(0.08)
Earnings (loss) per share of common stock	$(0.46)	$0.04	$1.66	$2.15

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2022	2021	2022	2021
Weighted-average common shares - basic	718.7	733.8	722.8	738.1
Plus dilutive effect of equity compensation plans[1]	—	5.7	3.6	5.9
Weighted-average common shares - diluted	718.7	739.5	726.4	744.0
Potential shares of common stock excluded from EPS calculations[2]	6.1	3.0	2.2	3.1
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Accounts receivable – trade[1]	$3,642	$3,441	$3,336
Notes receivable – trade[1,2]	1,233	120	1,408
Other[3]	1,398	1,250	1,074
Total accounts and notes receivable - net	$6,273	$4,811	$5,818
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $213 million at September 30, 2022, and $210 million at December 31, 2021, and September 30, 2021. Allowances are equal to the estimated uncollectible amounts and are based on the expected credit losses and were developed using a loss-rate method.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2022, December 31, 2021, and September 30, 2021 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 10 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $132 million, $104 million, and $84 million as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended September 30, 2022 and 2021:

(In millions)
2021
Balance at December 31, 2020	$208
Net benefit for credit losses	(7)
Write-offs charged against allowance / other	9
Balance at September 30, 2021	$210

2022
Balance at December 31, 2021	$210
Net provision for credit losses	4
Write-offs charged against allowance / other	(1)
Balance at September 30, 2022	$213

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

Trade receivables sold under these agreements were $35 million and $130 million for the three and nine months ended September 30, 2022 and $70 million and $257 million for the three and nine months ended September 30, 2021, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2022, December 31, 2021, and September 30, 2021 were $47 million, $166 million, and $173 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income - net in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and nine months ended September 30, 2022 was $6 million and $19 million, and $11 million and $54 million for the three and nine months ended September 30, 2021, respectively. See Note 12 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Finished products	$2,082	$2,497	$1,871
Semi-finished products	2,557	2,076	2,028
Raw materials and supplies	776	607	518
Total inventories	$5,415	$5,180	$4,417

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	September 30, 2022			December 31, 2021			September 30, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,265	$(762)	$5,503	$6,265	$(571)	$5,694	$6,265	$(507)	$5,758
Customer-related	1,890	(550)	1,340	1,953	(487)	1,466	1,956	(460)	1,496
Developed technology	1,485	(790)	695	1,485	(679)	806	1,485	(641)	844
Trademarks/trade names	2,006	(231)	1,775	2,012	(172)	1,840	2,012	(152)	1,860
Favorable supply contracts	475	(467)	8	475	(396)	79	475	(373)	102
Other[1]	395	(265)	130	405	(256)	149	407	(252)	155
Total other intangible assets with finite lives	12,516	(3,065)	9,451	12,595	(2,561)	10,034	12,600	(2,385)	10,215

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10	10	—	10
Total other intangible assets	10	—	10	10	—	10	10	—	10
Total	$12,526	$(3,065)	$9,461	$12,605	$(2,561)	$10,044	$12,610	$(2,385)	$10,225
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $178 million and $536 million for the three and nine months ended September 30, 2022, respectively and $180 million and $543 million for the three and nine months ended September 30, 2021, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2022 and each year of the next five years is approximately $164 million, $616 million, $602 million, $565 million, $554 million and $494 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Commercial paper	$1,369	$—	$802
Repurchase facility	200	—	550
Other loans - various currencies	6	15	18
Long-term debt payable within one year	—	1	1
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$1,576	$17	$1,372

Long-term debt
(in millions)	September 30, 2022		December 31, 2021		September 30, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	176	14.80%	1	6.82%	1	6.38%
Medium-term notes, varying maturities through 2041	107	2.87%	107	—%	108	—%
Finance lease obligations	2		3		3
Less: Unamortized debt discount and issuance costs	8		10		10
Less: Long-term debt due within one year	—		1		1
Total long-term debt	$1,277		$1,100		$1,101

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,154 million, $1,121 million, and $1,134 million as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

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

As of September 30, 2022, $210 million of notes receivable, recorded in accounts and notes receivable - net in the interim Consolidated Balance Sheets, were pledged as collateral against outstanding borrowings under the 2022 Repurchase Facility of $200 million, recorded in short-term borrowings and finance lease obligations in the interim Consolidated Balance Sheets.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at September 30, 2022 was approximately $85 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at September 30, 2022
(in millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-day Revolving Credit Facility	May 2022	500	500	May 2023	Floating Rate
Total Committed and Available Credit Facilities		$5,500	$5,500

Revolving Credit Facilities
In November 2018, EID entered into a $3 billion, 5-year revolving credit facility and a $3 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”). The Revolving Credit Facilities became effective in May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the company was in compliance with these covenants.

364-day Revolving Credit Facilities
In May 2022, the company entered into a $500 million, 364-day revolving credit agreement (the “364-day Revolving Credit Facility”) expiring in May 2023. Borrowings under the 364-day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-day Revolving Credit Facility will be used for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The 364-day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the company was in compliance with these covenants.

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

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2022, December 31, 2021 and September 30, 2021, the company had directly guaranteed $79 million, $105 million, and $107 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. All of the maximum future payments at September 30, 2022 had terms less than one year. The maximum future payments include $19 million, $21 million and $22 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $560 million, $15 million and $615 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

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

The company made its annual installment deposits due to the MOU Escrow Account through September 30, 2022. These payments are classified as noncurrent restricted cash equivalents and included in other assets in the interim Consolidated Balance Sheets.

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

Under the Corteva Separation Agreement, certain legacy EID liabilities from discontinued and/or divested operations and businesses of EID (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont will manage such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold is met, then the companies will share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. During the second quarter of 2021, the aggregate amount of the company’s cash spent and liabilities accrued exceeded the stray liability thresholds, including PFAS, noted above. Therefore, liabilities recognized subsequent to the second quarter of 2021 are shared at the reduced rates noted above.

At September 30, 2022, December 31, 2021, and September 30, 2021, the indemnification assets were $33 million, $25 million, and $25 million, respectively, within accounts and notes receivable - net and $91 million, $75 million, and $70 million, respectively, within other assets in the interim Consolidated Balance Sheets. At September 30, 2022, December 31, 2021, and September 30, 2021, the indemnification liabilities were $24 million, $20 million, and $54 million, respectively, within accrued and other current liabilities and $122 million, $117 million, and $90 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

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

Lorsban® Lawsuits
As of September 30, 2022, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of September 30, 2022, an accrual has been established for the estimated resolution of certain claims.

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

Leach Settlement and Ohio MDL Settlement
EID has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EID, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EID to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
class members. As of September 30, 2022, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbot case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL. EID has sought dissolution of the MDL from the judicial oversight panel responsible for the MDL.

Other PFOA Matters
EID is a party to other PFOA lawsuits involving claims for property damage, medical monitoring and personal injury. Defense costs and any future liabilities that may arise out of these lawsuits are subject to the MOU and the cost sharing arrangement disclosed above. Under the MOU, fraudulent conveyance claims associated with these matters are not qualified expenses, unless Corteva, Inc. and EID would prevail on the merits of these claims.

New York. EID is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EID and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EID will challenge the certification, and continue to defend itself on the merits of the case, while seeking an out of court resolution.

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

New Jersey. As of September 30, 2022, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against EID alleging that PFOA from EID’s former Chambers Works facility contaminated drinking water sources. The putative class action was voluntarily dismissed without prejudice by the plaintiff.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act ("ISRA") and for fraudulent conveyance.

Alabama / Georgia / Others. EID is one of more than 30 defendants in lawsuits by Alabama and Georgia water utilities alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Alaska, Florida, Michigan, Mississippi, New Hampshire, North Carolina, South Dakota, Vermont and Wisconsin filed lawsuits against EID, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Motions to dismiss the Michigan, Vermont and New Hampshire cases have been denied.

Ohio. EID is a defendant in three lawsuits, including an action by the State of Ohio based on alleged damage to natural resources, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies. The trial with respect to the natural resources lawsuit is scheduled for February 2024. The third lawsuit, a putative nationwide class action brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The trial court requested further briefing on whether the class should be extended to include other states that recognize analogous claims for relief. Because EID and the other defendants were granted permission by the court to appeal the class certification decision, further briefing on the extension of the class for the trial court has been paused subject to the outcome of the appeal.

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2022, the court ordered a hearing on the merits to occur by May 2023.

Delaware. On July 13, 2021, Chemours, DuPont, EID and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, the companies will collectively pay $50 million to fund environmental projects, including sampling and community environmental justice and equity grants, which shall be utilized to fund the Natural Resources and Sustainability Trust (the “NRS Trust”). If the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the NRS Trust (“Supplemental Payment”) in an amount equal to such other states’ recovery in excess of $50 million. Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement with Chemours bearing responsibility for 50%, or $25 million, of the $50 million payment due to the NRS Trust and DuPont and Corteva each bearing $12.5 million of the remaining amount, which Corteva paid in January 2022. During the three months ended September 30, 2021, the company recorded a charge of $11 million to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, related to the settlement. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Aqueous Firefighting Foams. Approximately 3,100 cases have been filed against 3M and other defendants, including EID and Chemours, and some including Corteva and DuPont, alleging PFOS or PFOA contamination of soil and groundwater from the use of aqueous firefighting foams. Most of those cases claim some form of property damage and seek to recover the costs of responding to this contamination and damages for the loss of use and enjoyment of property and diminution in value. Most of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina. Approximately 2,800 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of aqueous firefighting foams. Approximately 230 of these cases were filed by water utility or municipal water districts. Most of these recent cases assert claims that the EID and Chemours separation constituted a fraudulent conveyance. The Stuart, Florida water district "bellwether" trial is scheduled for June 2023. The court has encouraged all parties to discuss resolution of the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
water utility and water district category of cases. Consistent with the Court's instruction and under the mutual obligations of the MOU, Corteva, EID, DuPont and Chemours have engaged with the plaintiff's counsel on these cases.

EID did not make firefighting foams, PFOS, or PFOS products. While EID made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EID’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EID has never made or sold PFOA as a commercial product.

In June 2022, the U.S. Environmental Protection Agency ("EPA") published interim health advisories for PFOA and PFOS lowering previous health advisory guidance for drinking water. Health advisories provide drinking water system operators, and state, tribal, and local officials who have the primary responsibility for overseeing these systems, with information on the health risks related to chemicals, so appropriate actions may be taken to protect their constituents. The advisories are not regulations or legally enforceable Federal standards, except as it relates to the Consent Order between Chemours and the North Carolina Department of Environmental Quality (“NC DEQ”), and were published without engagement in the public comment process required for developing regulations. Health advisories are subject to revision as additional information becomes available and the company continues to monitor these developments. The American Chemistry Council (“ACC”) filed a challenge to the health advisories asserting that EPA failed to follow its own rules in issuing the health advisory guidance, did so against the objections of its own PFAS advisory panel, and bypassed the Congress. The EPA moved to dismiss this challenge arguing that the challenge is premature due to the lack of standing (no showing of actual harm) by ACC members and because of the interim nature of the advisories.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EID introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX. In June 2022, the EPA issued a final health advisory for drinking water related to GenX. In July 2022, Chemours filed a petition in federal court for review of the EPA's GenX compounds health advisory.

At September 30, 2022, several actions are pending in federal court against Chemours and EID relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In another action over approximately 100 property owners near the Fayetteville Works facility filed a complaint against Chemours and EID in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of PFAS.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page 23.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three and nine months ended September 30, 2022, the company recorded charges of $5 million and $32 million, respectively, and during the three and nine months ended September 30, 2021, the company recorded charges of $8 million and $45 million, respectively, to (loss) income from discontinued operations after income taxes in the interim Consolidated Statement of Operations, related to the MOU. The charges during the three and nine months ended September 30, 2022 and 2021, primarily related to an increase in the environmental remediation accrual for Chemours’ Fayetteville Works facility for estimated costs for off-site water systems and on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of changes in Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the NC DEQ.

The accrued environmental obligations and indemnification assets include the following:

	As of September 30, 2022
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$155	$155	$266
Other discontinued or divested businesses obligations[1]	24	77	185

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	45	46	62

Environmental remediation liabilities not subject to indemnity	—	80	54

Indemnification liabilities related to the MOU[4]	21	125	29
Total	$245	$483	$596
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 24, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $36 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balances includes $67 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 28 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the NC DEQ.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 23, under the header "Chemours / Performance Chemicals."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EID and Chemours seeking the establishment of a Remediation Funding Source ("RFS") in an amount exceeding $900 million for environmental remediation at EID's former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page 26.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan").

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 3,414,000 shares and 14,284,000 shares in the open market for a total cost of $200 million and $800 million during the three and nine months ended September 30, 2022, respectively.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). In connection with the 2019 Share Buyback Plan, the company repurchased and retired 3,408,000 shares and 15,378,000 shares in the open market for a total cost of $150 million and $700 million during the three and nine months ended September 30, 2021, respectively. Repurchases under the 2019 Share Buyback Plan were completed during the third quarter of 2021.

The timing, price and volume of purchases in connection with the 2022 and 2021 Share Buyback Plans will be based on market conditions, relevant securities laws and other factors.

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

Below is a summary of the EID Preferred Stock at September 30, 2022, December 31, 2021, and September 30, 2021, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive income (loss) before reclassifications	(424)	115	(6)	1	3	(311)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	32	(475)	7	(444)
Net other comprehensive income (loss)	(424)	107	26	(474)	10	(755)
Balance September 30, 2021	$(2,394)	$40	$(1,407)	$116	$—	$(3,645)
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
Other comprehensive income (loss) before reclassifications	(868)	92	107	3	—	(666)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(50)	21	1	—	(28)
Net other comprehensive income (loss)	(868)	42	128	4	—	(694)
Balance September 30, 2022	$(3,411)	$114	$(268)	$(27)	$—	$(3,592)
1.The cumulative translation adjustment gain for the nine months ended September 30, 2022 was primarily driven by strengthening of the USD against the European Euro ("EUR"), Swiss Franc ("CHF"), Indian Rupee ("INR") and South African Rand ("ZAR"). The cumulative translation adjustment loss for the nine months ended September 30, 2021 was primarily driven by strengthening of the USD against the European Euro ("EUR"), Swiss Franc ("CHF") and Brazilian Real ("BRL").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative instruments	$(13)	$(12)	$(13)	$(37)
Pension benefit plans - net	(30)	(3)	(35)	(8)
Other benefit plans - net	—	51	3	148
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(43)	$36	$(45)	$103

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative Instruments[1]:	$33	$6	$(68)	$(9)
Tax (benefit) expense[2]	(5)	(1)	18	1
After-tax	$28	$5	$(50)	$(8)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$—	$—	$(2)	$(1)
Actuarial (gains) losses[3,4]	—	14	2	41
Settlement (gain) loss[3,4]	25	—	27	1
Total before tax	$25	$14	$27	$41
Tax (benefit) expense[2]	(6)	(3)	(6)	(9)
After-tax	$19	$11	$21	$32
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$—	$(231)	$(1)	$(692)
Actuarial (gains) loss[3,4]	1	23	2	70
Curtailment (gain) loss	—	—	—	(1)
Total before tax	$1	$(208)	$1	$(623)
Tax (benefit) expense[2]	—	51	—	148
After-tax	$1	$(157)	$1	$(475)
Unrealized Loss on Investments[4]	$—	$—	$—	$7
Tax (benefit) expense[2]	—	—	—	—
After-tax	$—	$—	$—	$7
Total reclassifications for the period, after-tax	$48	$(141)	$(28)	$(444)
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Defined Benefit Pension Plans:
Service cost	$5	$7	$14	$19
Interest cost	126	91	343	273
Expected return on plan assets	(180)	(228)	(560)	(686)
Amortization of unrecognized (gain) loss	—	14	2	41
Amortization of prior service (benefit) cost	—	—	(2)	(1)
Settlement loss	25	—	27	1
Net periodic benefit (credit) cost	$(24)	$(116)	$(176)	$(353)
Other Post Employment Benefits:
Service cost	$—	$1	$1	$1
Interest cost	6	5	19	16
Amortization of unrecognized (gain) loss	1	23	2	70
Amortization of prior service (benefit) cost	—	(231)	(1)	(692)
Curtailment (gain) loss	—	—	—	(1)
Net periodic benefit (credit) cost	$7	$(202)	$21	$(606)
In August 2022, the company transferred approximately $1.1 billion of certain benefit obligations and associated plan assets in the principal U.S. pension plan (the “Plan”) to an insurance company through the purchase of a nonparticipating group annuity contract (“Annuity Purchase”). The company recorded a non-cash, pre-tax settlement charge of approximately $25 million in other income – net in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and corresponding adjustment to accumulated other comprehensive income (loss) in the interim Consolidated Balance Sheets at September 30, 2022 due to the Annuity Purchase. The Annuity Purchase resulted in a remeasurement of the Plan as of August 31, 2022 and the company updated the weighted average discount rate used in developing the 2022 net periodic pension (credit) costs at December 31, 2021 from 2.82 percent to 4.60 percent. Due to the remeasurement, the company recorded a pre-tax actuarial gain of approximately $110 million to accumulated other comprehensive income (loss) in the interim Consolidated Balance Sheets at September 30, 2022.

NOTE 15 - FINANCIAL INSTRUMENTS

At September 30, 2022, December 31, 2021 and September 30, 2021, the company had $921 million, $3,400 million and $2,108 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $119 million, $86 million and $103 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $24 million at September 30, 2022 of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at September 30, 2022 and available-for-sale securities sold during the nine months ended September 30, 2021 are discussed further in the “Debt Securities” section.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	$948	$1,252	$1,227
Commodity contracts	$1,424	$845	$262
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,371	$103	$1,164
Commodity contracts	$3	$4	$7

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Beginning balance	$81	$73	$47	$(16)
Additions and revaluations of derivatives designated as cash flow hedges	(25)	(10)	91	93
Clearance of hedge results to earnings	(4)	(4)	(86)	(18)
Ending balance	$52	$59	$52	$59

At September 30, 2022, an after-tax net gain of $50 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Beginning balance	$(31)	$(21)	$32	$(17)
Additions and revaluations of derivatives designated as cash flow hedges	11	8	(56)	3
Clearance of hedge results to earnings	32	9	36	10
Ending balance	$12	$(4)	$12	$(4)

At September 30, 2022, an after-tax net gain of $8 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$101	$—	$101
Commodity contracts	Other current assets	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	112	(58)	54
Total asset derivatives		$216	$(58)	$158

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	63	(58)	5
Total liability derivatives		$65	$(58)	$7

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	31	(20)	11
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$71	$(20)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	23	(20)	3
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$26	$(20)	$6

		September 30, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$20	$—	$20
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	37	(23)	14
Total asset derivatives		$57	$(23)	$34

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	31	(23)	8
Total liability derivatives		$40	$(23)	$17
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$47	$10	$74	$24
Cash flow hedges:
Foreign currency contracts	13	18	(68)	12
Commodity contracts	(30)	(11)	117	117
Total derivatives designated as hedging instruments	$30	$17	$123	$153
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(39)	$(10)	$(44)	$(11)
Commodity contracts[2]	6	4	112	20
Total derivatives designated as hedging instruments	$(33)	$(6)	$68	$9
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$67	$34	$24	$—
Foreign currency contracts[2]	4	12	(1)	(16)
Commodity contracts[2]	5	(1)	(21)	(18)
Total derivatives not designated as hedging instruments	76	45	2	(34)
Total derivatives	$43	$39	$70	$(25)
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

Debt Securities
The company’s debt securities at September 30, 2022 include foreign government bonds classified as held-to-maturity securities. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency.

During the three and nine months ended September 30, 2021, the company sold its U.S. treasuries classified as available-for-sale securities.The estimated fair value of the available-for-sale securities that were sold during the nine months ended September 30, 2021 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities that were sold during the three and nine months ended September 30, 2021 were held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange were initially recorded in accumulated other comprehensive income (loss) within the interim Consolidated Statements of Equity and subsequently reclassified to earnings when sold. The gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2021:

Investing Results	Nine months Ended September 30,
(In millions)	2021
Proceeds from sales of available-for-sale securities	$226
Gross realized losses	$(7)

The following table summarizes the contractual maturities of the company's investments in debt securities at September 30, 2022:

Contractual Maturities of Debt Securities[1] (In millions)	Amortization Cost	Fair Value
Within one year	$86	$86
One to Five years	$24	$24
1.The company's debt securities at September 30, 2022 consists of foreign government bonds, which are classified as held-to-maturity.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

September 30, 2022	Significant Other Observable Inputs
(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$119
Derivatives relating to:[1]
Foreign currency	—	213
Commodity contracts	—	3
Total assets at fair value	$—	$335
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	63
Commodity contracts	—	2
Total liabilities at fair value	$—	$65

December 31, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$86
Derivatives relating to:[1]
Foreign currency	—	68
Equity securities[2]	48	—
Total assets at fair value	$48	$154
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	24
Total liabilities at fair value	$—	$24

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021	Significant Other Observable Inputs

(In millions)	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$103
Derivatives relating to:[1]
Foreign currency	—	57
Equity Securities[2]	75	—
Total assets at fair value	$75	$160
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	40
Total liabilities at fair value	$—	$40
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

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2022
Net sales	$862	$1,915	$2,777
Segment operating EBITDA	$(224)	$352	$128
Segment assets[1]	$22,665	$13,474	$36,139

2021
Net sales	$738	$1,633	$2,371
Segment operating EBITDA	$(217)	$206	$(11)
Segment assets[1]	$23,701	$12,539	$36,240
1.    Segment assets at December 31, 2021 were $23,270 million and $12,428 million for Seed and Crop Protection, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2022
Net Sales	$7,333	$6,297	$13,630
Segment operating EBITDA	$1,585	$1,352	$2,937

2021
Net sales	$7,010	$5,166	$12,176
Segment operating EBITDA	$1,523	$897	$2,420

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes	$(322)	$36	$1,257	$1,667
Provision for (benefit from) income taxes on continuing operations	(74)	(28)	372	434
Income (loss) from continuing operations before income taxes	(396)	8	1,629	2,101
Depreciation and amortization	310	309	919	926
Interest income	(36)	(19)	(75)	(58)
Interest expense	18	8	43	22
Exchange (gains) losses	13	(2)	96	47
Non-operating (benefits) costs	(9)	(315)	(134)	(941)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(6)	(19)	(3)	3
Significant items (benefit) charge	202	(21)	379	214
Corporate expenses	32	40	83	106
Segment operating EBITDA	$128	$(11)	$2,937	$2,420

Segment assets to total assets (in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Total segment assets	$36,139	$35,698	$36,240
Corporate assets	4,512	6,646	4,882
Total assets	$40,651	$42,344	$41,122

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2022, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2022
Restructuring and asset related charges - net [1]	$(66)	$(20)	$(66)	$(152)
Estimated settlement expense[2]	—	(40)	—	(40)
Inventory write-offs[3]	(32)	—	—	(32)
Gain on sale of business[3]	—	15	—	15
Settlement cost associated with Russia Exit[3]	(2)	—	—	(2)
Employee Retention Credit	6	3	—	9
Total	$(94)	$(42)	$(66)	$(202)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2021
Restructuring and asset related charges - net [1]	$(9)	$(8)	$(9)	$(26)
Equity securities mark-to-market gain	47	—	—	47
Total	$38	$(8)	$(9)	$21

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2022
Restructuring and asset related charges - net [1]	$(197)	$(20)	$(83)	$(300)
Estimated settlement expense[2]	—	(57)	—	(57)
Inventory write-offs[3]	(33)	—	—	(33)
Gain on sale of business[3]	—	15	—	15
Loss on exit of non-strategic asset[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(8)	—	—	(8)
Employee Retention Credit	6	3	—	9
Total	$(237)	$(59)	$(83)	$(379)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2021
Restructuring and asset related charges - net [1]	$(145)	$(51)	$(65)	$(261)
Equity securities mark-to-market gain	47	—	—	47
Total	$(98)	$(51)	$(65)	$(214)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related reserves
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 - SUBSEQUENT EVENTS

In September 2022, Corteva announced that it has signed a definitive agreement to acquire Quorum Vital Investment, S.L. and its affiliates (“Symborg”), a leader in microbiological technologies. The transaction is subject to customary closing conditions and is expected to be completed in 2022. The company will apply the acquisition method of accounting and expects to complete the preliminary purchase price allocation for the business combination during the fourth quarter of 2022.

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

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model, the company has assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company has committed to restructuring actions that, combined with the impact of the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”), is expected to result in total pre-tax restructuring and other charges of $350 million to $420 million, comprised of $105 million to $120 million of severance and related benefit costs, $155 million to $180 million of asset related charges, $65 million to $80 million of costs related to contract terminations (contract terminations includes early lease terminations) and $25 million to $40 million of other charges. Future cash payments related to these charges are anticipated to be $150 million to $175 million, primarily related to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total pre-tax restructuring and other charges included $47 million associated with the Russia Exit for the nine months ended September 30, 2022. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $3 million of asset related charges, and $28 million of costs related to contract terminations (contract terminations includes early lease terminations). The company also recorded other pre-tax charges associated with the Russia Exit to cost of goods sold and other income – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $2 million and settlement costs of $8 million, respectively. Additional pre-tax charges up to $20 million associated with the Russia Exit are possible, primarily associated with government receivables.

The 2022 Restructuring Activities are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan").

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company purchased and retired 3,414,000 shares and 14,284,000 shares, respectively, during the three and nine months ended September 30, 2022 in the open market for a total cost of $200 million and $800 million, respectively.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company purchased and retired 3,408,000 shares and 15,378,000 shares, respectively, during the three and nine months ended September 30, 2021 in the open market for a total cost of $150 million and $700 million, respectively.

The timing, price and volume of purchases in connection with the 2022 and 2021 Share Buyback Plans will be based on market conditions, relevant securities laws and other factors.

Overview

The following is a summary of results from continuing operations for the three months ended September 30, 2022:

•The company reported net sales of $2,777 million, up 17 percent versus the same quarter last year, reflecting a 13 percent increase in price and a 9 percent increase in volume, partially offset by a 4 percent unfavorable impact from currency and a 1 percent unfavorable impact from portfolio.

•Cost of goods sold ("COGS") totaled $1,879 million in the third quarter of 2022, up from $1,558 million in the third quarter of 2021, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $152 million in the third quarter of 2022, an increase from $26 million in the third quarter of 2021. The charges for the three months ended September 30, 2022 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions and noncash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•Income (loss) from continuing operations after income taxes was $(322) million, as compared to $36 million in the same quarter last year.

•Operating EBITDA was $96 million for the three months ended September 30, 2022, improved from $(51) million for the three months ended September 30, 2021 primarily driven by strong price execution and volume gains in all regions and productivity actions, partially offset by inflation and currency headwinds. Refer to page 55 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the nine months ended September 30, 2022:

•The company reported net sales of $13,630 million, up 12 percent versus the same period last year, reflecting a 10 percent increase in price and a 6 percent increase in volume, partially offset by a 4 percent unfavorable impact from currency.

•COGS totaled $7,926 million in the nine months ended September 30, 2022, up from $6,988 million in the nine months ended 2021, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.

•Restructuring and asset related charges - net were $300 million in the nine months ended September 30, 2022, an increase from $261 million in the nine months ended September 30, 2021. The charges for the nine months ended September 30, 2022 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions and noncash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

•Income (loss) from continuing operations after income taxes was $1,257 million, as compared to $1,667 million in the same period last year.

•Operating EBITDA was $2,854 million, improved from $2,314 million for the nine months ended September 30, 2021, primarily driven by strong price execution and volume gains in all regions and productivity actions, partially offset by inflation and currency headwinds. Refer to page 55 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during the nine months ended September 30, 2022:

•The company returned approximately $1.1 billion to shareholders during the nine months ended September 30, 2022 under its 2021 Share Buyback Plan and through common stock dividends.

•On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Results of Operations

Net Sales
Net sales were $2,777 million and $2,371 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by a 13 percent increase in price and a 9 percent increase in volume versus the prior period, partially offset by a (4) percent unfavorable currency impact and (1) percent unfavorable portfolio impact. The increase in volume was driven by the continued penetration of new products, higher other oilseed sales in India, and a later start to the planting season in North America resulting in some corn and soybean sales shifting into the third quarter of 2022. In addition, sales relating to corn in Latin America and EMEA and EnlistTM herbicide forecasted for the fourth quarter were realized in the third quarter due to early demand. The price gains were driven by the execution on the company’s price for value strategy and recovery of higher input costs. The unfavorable currency impacts were led by the Euro and the South African Rand. The portfolio impact was driven by a divestiture in Asia Pacific.

	Three Months Ended September 30,
	2022		2021
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$2,777	100%	$2,371	100%
North America[1]	739	27%	590	25%
EMEA[2]	454	16%	390	17%
Latin America	1,281	46%	1,097	46%
Asia Pacific	303	11%	294	12%

	Q3 2022 vs. Q3 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$149	25%	13%	14%	(1)%	(1)%
EMEA[2]	64	16%	10%	23%	(17)%	—%
Latin America	184	17%	16%	2%	(1)%	—%
Asia Pacific	9	3%	7%	3%	(7)%	—%
Total	$406	17%	13%	9%	(4)%	(1)%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $13,630 million and $12,176 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by a 10 percent increase in price and a 6 percent increase in volume versus the prior period, partially offset by a (4) percent unfavorable currency impact. The increase in volume and was driven by continued penetration of new products and notable gains in EMEA as well as North America soybeans, partially offset by the reduction of corn acres and canola volumes in North America. Price gains were driven by the continued execution on the company’s price for value strategy with strong execution across all regions in response to cost inflation, and recovery of higher input costs. The unfavorable currency impacts were led by the Euro and the Turkish Lira.

	Nine Months Ended September 30,
	2022		2021
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$13,630	100%	$12,176	100%
North America[1]	6,822	50%	6,175	51%
EMEA[2]	2,894	21%	2,702	22%
Latin America	2,764	20%	2,203	18%
Asia Pacific	1,150	9%	1,096	9%

	Nine Months 2022 vs. Nine Months 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$647	10%	9%	2%	(1)%	—%
EMEA[2]	192	7%	9%	12%	(14)%	—%
Latin America	561	25%	14%	10%	1%	—%
Asia Pacific	54	5%	6%	6%	(5)%	(2)%
Total	$1,454	12%	10%	6%	(4)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $1,879 million (68 percent of net sales) and $1,558 million (66 percent of net sales) for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by increased volumes, higher input costs, and freight and logistics, which are primarily market-driven. The increases are partially offset by ongoing cost and productivity actions, and a favorable impact from currency. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries, with the potential for inflationary pressures easing in late 2023 on a year-over-year basis.

COGS was $7,926 million (58 percent of net sales) and $6,988 million (57 percent of net sales) for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by increased volumes in crop protection, higher input costs, and freight and logistics, which are primarily market-driven. The increases are partially offset by ongoing cost and productivity actions, lower volumes in seed from the reduction of corn acres in North America and supply constraints in North America canola and Latin America corn, and a favorable impact from currency. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries, with the potential for inflationary pressures easing in late 2023 on a year-over-year basis.

Research and Development Expense
R&D expense was $312 million (11 percent of net sales) and $297 million (13 percent of net sales) for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by an increase in variable compensation, third-party research costs and repairs and maintenance expense, partially offset by favorable currency.

R&D expense was $876 million (6 percent of net sales) and $871 million (7 percent of net sales) for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by an increase in travel, third-party research costs, repairs and maintenance expense and variable compensation, partially offset by favorable currency and lower salaries and wages.

Selling, General and Administrative Expenses
SG&A expenses were $657 million (24 percent of net sales) and $672 million (28 percent of net sales) for the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily driven by favorable currency and lower enterprise resource planning costs and functional spend, partially offset by higher commissions and travel.

SG&A expenses were $2,409 million (18 percent of net sales) and $2,403 million (20 percent of net sales) for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by higher commissions, selling expense, travel, salaries and wages, bad debt expense and consulting fees, partially offset by favorable currency, lower functional spend and performance based compensation, and favorable impact from the company's deferred compensation plans due to market declines.

Amortization of Intangibles
Intangible asset amortization was $178 million and $180 million for the three months ended September 30, 2022 and 2021, respectively, and $536 million and $543 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 10 - Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $152 million and $26 million for the three months ended September 30, 2022 and 2021, respectively. The charges in the third quarter of 2022 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions. The charges in the third quarter of 2021 primarily related to severance and related benefit costs and asset related charges associated with 2021 Restructuring Actions and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits under the Execute to Win Productivity Program.

Restructuring and asset related charges - net were $300 million and $261 million for the nine months ended September 30, 2022 and 2021, respectively. The charges during the nine months ended September 30, 2022 primarily relate to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Actions. The charges during the nine months ended September 30, 2021 primarily related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2021 Restructuring Actions and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits under the Execute to Win Productivity Program.

See Note 4 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements, for additional information.

Other Income - Net
Other income - net was $23 million and $378 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily driven by a decrease in non-operating pension and other post-employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments as discussed in the 2021 Annual Report, a mark-to-market gain recognized during the three months ended September 30, 2021 associated with a previously held equity investment, estimated settlement reserves, and a net exchange loss during the three months ended September 30, 2022 compared to a net exchange gain during the three months ended September 30, 2021. The decreases are partially offset by an increase in interest income and a gain on the sale of a business associated with the 2022 Restructuring Actions (refer to the header “Restructuring and Asset Related Charges – Net” for further information).
Other income - net was $89 million and $1,013 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily driven by a decrease in non-operating pension and other post-employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments as discussed in the 2021 Annual Report, an increase in losses associated with a previously held equity investment, estimated settlement reserves, and an increase in net exchange losses. The decreases are partially offset by a decrease in loss on sale of receivables, an increase in interest income and a gain on the sale of a business associated with the 2022 Restructuring Actions (refer to the header “Restructuring and Asset Related Charges – Net” for further information).

Pre-tax net exchange gains (losses) were $(13) million and $(96) million for the three and nine months ended September 30, 2022, respectively, and $2 million and $(47) million for the three and nine months ended September 30, 2021, respectively. The company routinely uses forward exchange contracts to offset its net exposures, by currency denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are recorded in other income - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statement of Operations.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $18 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, and $43 million and $22 million for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily driven by higher interest rates and foreign currency borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(74) million for the three months ended September 30, 2022 on pre-tax loss from continuing operations of $(396) million, resulting in an effective tax rate of 18.7% percent. The effective tax rate was unfavorably impacted by tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions. The unfavorable impacts were partially offset by a $55 million tax benefit on the establishment of deferred taxes in connection with the impact of a change in a U.S. legal entity's tax characterization.

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

The company's provision for income taxes on continuing operations was $372 million for the nine months ended September 30, 2022 on pre-tax income from continuing operations of $1,629 million, resulting in an effective tax rate of 22.8 percent. The effective tax rate was unfavorably impacted by tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, changes in valuation allowances, and unfavorable geographic mix of earnings. The unfavorable impacts were partially offset by a $55 million tax benefit on the establishment of deferred taxes in connection with the impact of a change in a U.S. legal entity's tax characterization, as well as tax benefits associated with changes in accruals and deferred taxes for certain prior year tax positions and stock-based compensation.

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

(Loss) Income from Discontinued Operations After Tax
(Loss) income from discontinued operations after tax was $(6) million and $(46) million for the three and nine months ended September 30, 2022, respectively, and $(4) million and $(59) million for the three and nine months ended September 30, 2021, respectively. The three and nine months ended September 30, 2022 and 2021 primarily reflects charges pursuant to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities at Chemours' Fayetteville Works facility. The three and nine months ended September 30, 2021 also includes charges relating to the settlement with the State of Delaware for PFAS related natural resource damage claims. Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

EID Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EID interim Consolidated Financial Statements, EID is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EID only and is presented to provide an Analysis of Operations, only for the differences between EID and Corteva, Inc.

Interest Expense
EID’s interest expense was $32 million and $19 million for the three months ended September 30, 2022 and 2021, respectively, and $76 million and $61 million for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily driven by the items noted on page 49, under the header "Interest Expense," partially offset by lower average borrowings on the related party loan between EID and Corteva, Inc. See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EID’s benefit from income taxes on continuing operations was $(77) million for the three months ended September 30, 2022 on pre-tax loss from continuing operations of $(410) million, resulting in an effective tax rate of 18.8 percent. EID’s benefit from income taxes on continuing operations was $(30) million for the three months ended September 30, 2021 on pre-tax loss from continuing operations of $(3) million, resulting in an effective tax rate of 1,000 percent.

EID’s provision for income taxes on continuing operations was $364 million for the nine months ended September 30, 2022 on pre-tax income from continuing operations of $1,596 million, resulting in an effective tax rate of 22.8 percent. EID’s provision for income taxes on continuing operations was $425 million for the nine months ended September 30, 2021 on pre-tax income from continuing operations of $2,062 million, resulting in an effective tax rate of 20.6 percent.

EID’s effective tax rates for the three and nine months ended September 30, 2022 and 2021 were driven by a tax benefit related to the interest expense incurred on the related party loan between EID and Corteva, Inc. and the items noted on page 50, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.” See Note 2 - Related Party Transactions, to the EID interim Consolidated Financial Statements, for further information.

Corporate Outlook
The company is affirming its net sales outlook and expects it to be in the range of $17.2 billion and $17.5 billion. The company is increasing its Operating EBITDA guidance and now expects it to be in the range of $3.0 billion and $3.1 billion. Operating Earnings Per Share is expected to be in the range of $2.45 and $2.60 per share.

Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 56 for Significant Items recorded in the three and nine months ended September 30, 2022 and 2021). During 2022, the company expects to record approximately $305 million to $330 million for the 2022 Restructuring Actions as restructuring and other charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information on the company’s 2022 Restructuring Actions.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2022 compared with the same period in 2021. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB benefit (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EID businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and nine months ended September 30, 2022 and 2021 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales	$862	$738	$7,333	$7,010
Segment operating EBITDA	$(224)	$(217)	$1,585	$1,523

Seed	Q3 2022 vs. Q3 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$50	30%	3%	28%	(1)%	—%
EMEA	4	3%	7%	9%	(13)%	—%
Latin America	49	15%	14%	1%	—%	—%
Asia Pacific	21	25%	12%	21%	(8)%	—%
Total	$124	17%	10%	11%	(4)%	—%

Seed	Q3 2022 vs. Q3 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$32	7%	5%	6%	(4)%	—%
Soybeans	48	31%	28%	3%	—%	—%
Other oilseeds	30	32%	7%	39%	(14)%	—%
Other	14	28%	(2)%	34%	(4)%	—%
Total	$124	17%	10%	11%	(4)%	—%

Seed	Nine Months 2022 vs. Nine Months 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$155	3%	6%	(2)%	(1)%	—%
EMEA	44	3%	12%	5%	(14)%	—%
Latin America	70	8%	8%	1%	(1)%	—%
Asia Pacific	54	19%	12%	15%	(8)%	—%
Total	$323	5%	7%	1%	(3)%	—%

Seed	Nine Months 2022 vs. Nine Months 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$116	3%	7%	(1)%	(3)%	—%
Soybeans	191	13%	9%	4%	—%	—%
Other oilseeds	(14)	(2)%	7%	—%	(9)%	—%
Other	30	9%	3%	9%	(3)%	—%
Total	$323	5%	7%	1%	(3)%	—%

Seed
Seed net sales were $862 million in the third quarter of 2022, up 17 percent from $738 million in the third quarter of 2021. The increase was driven by an 11 percent increase in volumes and a 10 percent increase in price, partially offset by a 4 percent unfavorable currency impact.

Higher volumes were driven by higher other oilseed sales in India, as well as a later start to the planting season in North America, which shifted some corn and soybean sales into the third quarter. In addition, sales relating to corn in Latin America and EMEA forecasted for the fourth quarter were realized in the third quarter due to early demand. Price gains were driven by strong execution globally, as farmers prioritize yield to help offset inflation. Unfavorable currency impacts were led by the South African Rand and the Euro.

Segment operating EBITDA was $(224) million in the third quarter of 2022, down 3 percent from $(217) million in the third quarter of 2021. Price execution, volume gains, and ongoing cost and productivity actions were more than offset by higher input and freight costs, including commodity costs. Segment operating EBITDA margin improved by approximately 340 basis points versus the prior-year period.

Seed net sales were $7,333 million for the first nine months of 2022, up 5 percent from approximately $7,010 million in the first nine months of 2021. The sales increase was driven by a 7 percent increase in price and a 1 percent increase in volumes. This gain was partially offset by a 3 percent unfavorable currency impact.

The increase in price was driven by strong execution globally, led by North America and EMEA, with global corn and soybean prices up 7 percent and 10 percent, respectively. The increase in volume was driven by gains in EMEA as well as North America soybeans, partially offset by reduced corn acres in North America and supply constraints in North America canola and Latin America corn. Unfavorable currency impacts were led by the Turkish Lira and the Euro.

Segment Operating EBITDA was $1,585 million for the first nine months of 2022, up 4 percent from $1,523 million for the first nine months of 2021. Price execution and ongoing cost and productivity actions more than offset higher input and freight costs, the unfavorable impact of currency, lower volumes in North America, and the unfavorable year-over-year impact from the remeasurement of a previously held equity investment. Segment operating EBITDA margin declined by approximately 10 basis points versus the prior-year period.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales	$1,915	$1,633	$6,297	$5,166
Segment Operating EBITDA	$352	$206	$1,352	$897

Crop Protection	Q3 2022 vs. Q3 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$99	23%	17%	8%	(1)%	(1)%
EMEA	60	25%	12%	32%	(19)%	—%
Latin America	135	18%	17%	2%	(1)%	—%
Asia Pacific	(12)	(6)%	5%	(4)%	(6)%	(1)%
Total	$282	17%	15%	7%	(4)%	(1)%

Crop Protection	Q3 2022 vs. Q3 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$261	33%	22%	16%	(5)%	—%
Insecticides	(53)	(13)%	6%	(14)%	(4)%	(1)%
Fungicides	82	24%	11%	16%	(3)%	—%
Other	(8)	(8)%	3%	(7)%	(4)%	—%
Total	$282	17%	15%	7%	(4)%	(1)%

Crop Protection	Nine Months 2022 vs. Nine Months 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$492	29%	18%	12%	(1)%	—%
EMEA	148	11%	7%	18%	(14)%	—%
Latin America	491	36%	18%	16%	2%	—%
Asia Pacific	—	—%	5%	2%	(4)%	(3)%
Total	$1,131	22%	13%	13%	(4)%	—%

Crop Protection	Nine Months 2022 vs. Nine Months 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$735	27%	18%	12%	(3)%	—%
Insecticides	14	1%	7%	(1)%	(5)%	—%
Fungicides	262	29%	8%	27%	(3)%	(3)%
Other	120	47%	9%	41%	(3)%	—%
Total	$1,131	22%	13%	13%	(4)%	—%

Crop Protection
Crop protection net sales were $1,915 million in the third quarter of 2022, up 17 percent from $1,633 million in the third quarter of 2021. The increase was driven by a 15 percent increase in price and a 7 percent increase in volumes. These gains were partially offset by a 4 percent unfavorable currency impact and a 1 percent unfavorable portfolio impact.

The increase in price was broad-based, with gains in all regions led by Latin America and North America, and mostly reflected pricing for higher raw material and logistical costs. The increase in volume was driven by continued penetration of new products, including EnlistTM herbicide and ZorvecTM fungicide. Unfavorable currency impacts were led by the Euro. The portfolio impact was driven by a divestiture in Asia Pacific.

Segment Operating EBITDA was $352 million in the third quarter of 2022, up 71 percent from $206 million in the third quarter of 2021. Pricing and volume gains and productivity actions more than offset higher input costs, including raw material costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 570 basis points versus the prior-year period.

Crop protection net sales were $6,297 million for the first nine months of 2022, up 22 percent from the $5,166 million for the first nine months of 2021. The sales increase was driven by a 13 percent increase in volumes and a 13 percent increase in price. These gains were partially offset by a 4 percent unfavorable currency impact.

The increase in volume was driven by continued penetration of new products, including EnlistTM and ArylexTM herbicides and OnmiraTM fungicide, with new product sales up nearly 50 percent compared to the same period last year. The increase in price, led by North America and Latin America, mostly reflected pricing for higher raw material and logistical costs. Unfavorable currency impacts were led by the Euro and the Turkish Lira.

Segment Operating EBITDA was $1,352 million in the first nine months of 2022, up 51 percent from $897 million for the first nine months of 2021. Pricing and volume gains and productivity actions more than offset higher input costs, including raw material costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 410 basis points versus the prior-year period largely driven by pricing execution and new and differentiated technology.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes (GAAP)	$(322)	$36	$1,257	$1,667
Provision for (benefit from) income taxes on continuing operations	(74)	(28)	372	434
Income (loss) from continuing operations before income taxes (GAAP)	(396)	8	1,629	2,101
Depreciation and amortization	310	309	919	926
Interest income	(36)	(19)	(75)	(58)
Interest expense	18	8	43	22
Exchange (gains) losses	13	(2)	96	47
Non-operating (benefits) costs	(9)	(315)	(134)	(941)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(6)	(19)	(3)	3
Significant items (benefit) charge	202	(21)	379	214
Operating EBITDA (Non-GAAP)	$96	$(51)	$2,854	$2,314

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Restructuring and asset related charges - net	$(152)	$(26)	$(300)	$(261)
Equity Securities mark-to-market gain	—	47	—	47
Estimated settlement expense[1]	(40)	—	(57)	—
Inventory write-offs	(32)	—	(33)	—
Gain on sale of business	15	—	15	—
Loss on exit of non-strategic asset	—	—	(5)	—
Settlement costs associated with the Russia Exit	(2)	—	(8)	—
Employee Retention Credit	9	—	9	—
Total pretax significant items benefit (charge)	(202)	21	(379)	(214)
Total tax (provision) benefit impact of significant items[2]	37	(4)	71	47
Tax only significant item benefit (charge)[3]	55	—	55	—
Total significant items benefit (charge), after tax	$(110)	$17	$(253)	$(167)
1.Consists of estimated Lorsban® related reserves.
2.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
3.The tax only significant item benefit for the three and nine months ended September 30, 2022 reflects the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to Corteva (GAAP)	$(325)	$34	$1,248	$1,659
Less: Non-operating benefits - net, after tax	4	242	96	716
Less: Amortization of intangibles (existing as of Separation), after tax	(137)	(140)	(414)	(423)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	4	15	2	(2)
Less: Significant items benefit (charge), after tax	(110)	17	(253)	(167)
Operating Earnings (Loss) (Non-GAAP)	$(86)	$(100)	$1,817	$1,535

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$(0.45)	$0.05	$1.72	$2.23
Less: Non-operating benefits - net, after tax	—	0.33	0.13	0.96
Less: Amortization of intangibles (existing as of Separation), after tax	(0.19)	(0.18)	(0.57)	(0.57)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	0.01	0.02	0.01	—
Less: Significant items benefit (charge), after tax	(0.15)	0.02	(0.35)	(0.22)
Operating Earnings (Loss) Per Share (Non-GAAP)	$(0.12)	$(0.14)	$2.50	$2.06
Diluted Shares Outstanding (in millions)	718.7	739.5	726.4	744.0

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2021 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2022.

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Cash, cash equivalents and marketable securities	$2,318	$4,545	$2,882
Total debt	$2,853	$1,117	$2,473

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

The company had access to approximately $6.0 billion at September 30, 2022 and $6.4 billion at December 31, 2021, and September 30, 2021, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. In addition to the unused credit facilities, the company has a $500 million 2022 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities and funding Corteva's costs and expenses.

In November 2018, EID entered into a $3 billion, 5-year revolving credit facility and a $3 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the company was in compliance with these covenants.

In May 2022, the company entered into a $500 million, 364-day revolving credit agreement (the “364-day Revolving Credit Facility”) expiring in May 2023. Borrowings under the 364-day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-day Revolving Credit Facility will be used for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The 364-day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the company was in compliance with these covenants.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at September 30, 2022 was approximately $85 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

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

The company's cash, cash equivalents and marketable securities at September 30, 2022, December 31, 2021, and September 30, 2021 are $2.3 billion, $4.5 billion, and $2.9 billion, respectively, of which $2.2 billion, $2.9 billion, and $2.7 billion at September 30, 2022, December 31, 2021, and September 30, 2021, respectively, was held by subsidiaries in foreign countries, including United States territories. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At September 30, 2022, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities was $(2,146) million for the nine months ended September 30, 2022 compared to $(819) million for the nine months ended September 30, 2021. The change in cash used for operating activities was driven by an increase in working capital requirements primarily due to higher receivables from revenue growth, higher inventories for expected demand and changes in deferred revenue due to higher application of customer payments to accounts receivable.

Cash provided by (used for) investing activities was $(439) million for the nine months ended September 30, 2022 compared to $(201) million for the nine months ended September 30, 2021. The change was primarily due to higher purchases of investments, lower proceeds from sales and maturities of investments, and higher capital expenditures.

Cash provided by (used for) financing activities was $663 million for the nine months ended September 30, 2022 compared to $365 million for the nine months ended September 30, 2021. The change was primarily due to higher proceeds from the issuance of long term debt relating to foreign currency loans and higher borrowings, partially offset by higher payments on long-term debt and higher repurchases of common stock.

In January 2022, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on March 15, 2022, to the shareholders of record on March 1, 2022. In April 2022, the company's Board of Directors authorized a common stock dividend of $0.14 per share, payable on June 15, 2022, to the shareholders of record on May 13, 2022. In July 2022, the company's Board of Directors approved a 7.1 percent increase in the common stock dividend from $0.14 per share to $0.15 per share. In July 2022, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on September 15, 2022, to the shareholders of record on August 12, 2022. In October 2022, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on December 15, 2022, to the shareholders of record on November 14, 2022.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan").

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). The company repurchased approximately $1.1 billion under the 2021 Share Buyback Plan since the inception of the plan. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 3,414,000 shares and 14,284,000 shares during the three and nine months ended September 30, 2022, respectively, in the open market for a total cost of $200 million and $800 million, respectively.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2019 Share Buyback Plan”). The company completed the 2019 Share Buyback Plan during the third quarter of 2021. In connection with the 2019 Share Buyback Plan, the company repurchased and retired 3,408,000 shares and 15,378,000 shares during the three and nine months ended September 30, 2021 in the open market for a total cost of $150 million and $700 million, respectively.

The timing, price and volume of purchases in connection with the 2022 and 2021 Share Buyback Plans will be based on market conditions, relevant securities laws and other factors.

For the full year 2022, the company expects repurchases of approximately $1 billion under the 2021 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

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

Cash provided by (used for) operating activities
EID’s cash provided by (used for) operating activities was $(2,152) million and $(838) million for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily driven by lower interest on related party debt and the items noted on page 58, under the header, “Summary of Cash Flows”.

Cash provided by (used for) financing activities
EID’s cash provided by (used for) financing activities was $669 million for the nine months ended September 30, 2022 compared to $384 million for the nine months ended September 30, 2021. The change was primarily due to higher proceeds from the issuance of long-term debt relating to foreign currency loans, partially offset by higher payments on long-term debt and related party debt, and lower borrowings.

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

As of September 30, 2022, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2022, EID's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EID's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EID's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, EID's internal control over financial reporting.

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
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl, rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has fully cooperated with all requests related to this subpoena. On September 29, 2022, the FTC, along with ten state attorneys general in California, Colorado, Illinois, Indiana, Iowa, Minnesota, Nebraska, Oregon, Wisconsin and Texas, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). Several proposed private class action lawsuits were also filed in federal court also alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit. We believe any such lawsuits related to Corteva’s business practices are without merit.

Lorsban® Lawsuits
As of September 30, 2022, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 12 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Bayer Disputes
In August 2022, Corteva filed a lawsuit against Bayer CropScience LLP and Monsanto Company (collectively “Bayer”) in federal court in Delaware for alleged infringement of Corteva’s patented AAD-1 herbicide resistance technology used in Enlist® corn. Corteva seeks to enjoin Bayer from continuing to infringe, as well as appropriate monetary damages. Bayer has filed an answer to the complaint and has asserted various affirmative defenses including invalidity. The case will now proceed to discovery.

Also in August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. In October 2022, Corteva moved to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents. Oral argument on the motion to dismiss is scheduled for January 2023.

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. Discussions to resolve each of the above disputes remain ongoing.

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

On January 8, 2021, EID and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. On January 18, 2022, the U.S. District Court of the Southern District of Texas dismissed the felony charge for failing to implement a safety practice. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. While the company moved to dismiss the remaining charges, the DOJ appealed the dismissal of the felony charge. In August 2022, the court reversed its prior dismissal of the failing to implement a safety practice charge and denied the company’s motion to dismiss the remaining charges. The trial is currently scheduled for March 2023.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Additionally, consistent with the company’s announced decision to withdraw from Russia and, having already paused new sales in the country, the company continues to progress on its plans to conclude its production and business activities in the country. We have experienced shortages in materials, the inability to insure shipments, and increased costs for transportation, energy, and raw material and other inputs due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains. Such geopolitical instability and uncertainty has negatively impacted our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Logistics restrictions, including closures of air space and shipping ports, the reduction of the availability of farmable land, and the destruction of facilities could further increase these adverse impacts and negatively impact demand for our products in the region. While Ukraine and Russia do not constitute a material portion of our business revenues, further escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I - Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 10, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Programs[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
July 2022	927,964	$52.97	927,964	$2,601
August 2022	736,549	60.27	736,549	2,557
September 2022	1,749,369	60.85	1,749,369	2,450
Total	3,413,882	$58.58	3,413,882	$2,450
1.    On September 13, 2022 and August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program and $1.5 billion share repurchase program, respectively, to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

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

CORTEVA, INC.
(Registrant)

Date:	November 4, 2022

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

E. I. du Pont de Nemours and Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. du Pont de Nemours and Company
(Registrant)

Date:	November 4, 2022

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS OF E. I. DU PONT DE NEMOURS AND COMPANY

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net sales	$2,777	$2,371	$13,630	$12,176
Cost of goods sold	1,879	1,558	7,926	6,988
Research and development expense	312	297	876	871
Selling, general and administrative expenses	657	672	2,409	2,403
Amortization of intangibles	178	180	536	543
Restructuring and asset related charges - net	152	26	300	261
Other income - net	23	378	89	1,013
Interest expense	32	19	76	61
Income (loss) from continuing operations before income taxes	(410)	(3)	1,596	2,062
Provision for (benefit from) income taxes on continuing operations	(77)	(30)	364	425
Income (loss) from continuing operations after income taxes	(333)	27	1,232	1,637
(Loss) income from discontinued operations after income taxes	(6)	(4)	(46)	(59)
Net income (loss)	(339)	23	1,186	1,578
Net income (loss) attributable to noncontrolling interests	—	(1)	1	—
Net income (loss) attributable to E. I. du Pont de Nemours and Company	$(339)	$24	$1,185	$1,578
See Notes to the Interim Consolidated Financial Statements beginning on page 74.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$(339)	$23	$1,186	$1,578
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(533)	(264)	(868)	(424)
Adjustments to pension benefit plans	113	10	128	26
Adjustments to other benefit plans	1	(157)	4	(474)
Unrealized gain (loss) on investments	—	—	—	10
Derivative instruments	50	11	42	107
Total other comprehensive income (loss)	(369)	(400)	(694)	(755)
Comprehensive income (loss)	(708)	(377)	492	823
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	(1)	1	—
Comprehensive income (loss) attributable to E. I. du Pont de Nemours and Company	$(708)	$(376)	$491	$823

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$2,199	$4,459	$2,779
Marketable securities	119	86	103
Accounts and notes receivable - net	6,273	4,811	5,818
Inventories	5,415	5,180	4,417
Other current assets	1,039	1,010	1,029
Total current assets	15,045	15,546	14,146
Investment in nonconsolidated affiliates	91	76	67
Property, plant and equipment	8,444	8,364	8,270
Less: Accumulated depreciation	4,259	4,035	3,960
Net property, plant and equipment	4,185	4,329	4,310
Goodwill	9,791	10,107	10,130
Other intangible assets	9,461	10,044	10,225
Deferred income taxes	407	438	448
Other assets	1,671	1,804	1,796
Total Assets	$40,651	$42,344	$41,122
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,576	$17	$1,372
Accounts payable	4,140	4,126	3,512
Income taxes payable	227	146	95
Deferred revenue	860	3,201	692
Accrued and other current liabilities	2,134	2,070	2,147
Total current liabilities	8,937	9,560	7,818
Long-term debt	1,277	1,100	1,101
Long-term debt - related party	1,066	2,162	2,443
Other noncurrent liabilities
Deferred income tax liabilities	1,123	1,220	930
Pension and other post employment benefits - noncurrent	2,628	3,124	4,583
Other noncurrent obligations	1,621	1,719	1,724
Total noncurrent liabilities	7,715	9,325	10,781
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2022, December 31, 2021, and September 30, 2021:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at September 30, 2022, December 31, 2021, and September 30, 2021	—	—	—
Additional paid-in capital	24,252	24,196	24,158
Retained earnings	3,098	1,922	1,771
Accumulated other comprehensive income (loss)	(3,592)	(2,898)	(3,645)
Total E. I. du Pont de Nemours and Company stockholders’ equity	23,997	23,459	22,523
Noncontrolling interests	2	—	—
Total equity	23,999	23,459	22,523
Total Liabilities and Equity	$40,651	$42,344	$41,122

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Operating activities
Net income (loss)	$1,186	$1,578
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	919	926
Provision for (benefit from) deferred income tax	(149)	151
Net periodic pension and OPEB benefit, net	(155)	(959)
Pension and OPEB contributions	(147)	(202)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(1)
Restructuring and asset related charges - net	300	261
Other net loss	181	117
Changes in assets and liabilities, net
Accounts and notes receivable	(1,814)	(1,116)
Inventories	(466)	375
Accounts payable	202	(41)
Deferred revenue	(2,311)	(1,945)
Other assets and liabilities	119	18
Cash provided by (used for) operating activities	(2,152)	(838)
Investing activities
Capital expenditures	(460)	(413)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	46	53
Investments in and loans to nonconsolidated affiliates	(9)	(3)
Purchases of investments	(314)	(147)
Proceeds from sales and maturities of investments	274	310
Other investing activities, net	24	(1)
Cash provided by (used for) investing activities	(439)	(201)
Financing activities
Net change in borrowings (less than 90 days)	777	949
Proceeds from related party debt	19	31
Payments on related party debt	(1,116)	(1,047)
Proceeds from debt	1,335	419
Payments on debt	(355)	(1)
Proceeds from exercise of stock options	66	71
Other financing activities, net	(57)	(38)
Cash provided by (used for) financing activities	669	384
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(295)	(78)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,217)	(733)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period	$2,619	$3,140
See Notes to the Interim Consolidated Financial Statements beginning on page 74.

E. I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$21,601
Net income (loss)				591		1	592
Other comprehensive Income (loss)					(477)		(477)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			38				38
Other - net			(4)				(4)
Balance at March 31, 2021	$239	$—	$24,083	$792	$(3,367)	$1	$21,748
Net income (loss)				963			963
Other comprehensive income (loss)					122		122
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			28				28
Share-based compensation			23	(1)			22
Other - net			(3)	1			(2)
Balance at June 30, 2021	$239	$—	$24,131	$1,752	$(3,245)	$1	$22,878
Net income (loss)				24		(1)	23
Other comprehensive income					(400)		(400)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva Stock			5				5
Share-based compensation			26	(1)			25
Other - net			(4)	(2)			(6)
Balance at September 30, 2021	$239	$—	$24,158	$1,771	$(3,645)	$—	$22,523

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				559		1	560
Other comprehensive income (loss)					77		77
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			40				40
Share-based compensation			(31)				(31)
Other - net			(3)	(1)			(4)
Balance at March 31, 2022	$239	$—	$24,202	$2,478	$(2,821)	$1	$24,099
Net income (loss)				965			965
Other comprehensive income (loss)					(402)		(402)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			22				22
Share-based compensation			13	(1)			12
Other - net			(2)				(2)
Balance at June 30, 2022	$239	$—	$24,235	$3,439	$(3,223)	$1	$24,691
Net income (loss)				(339)			(339)
Other comprehensive loss					(369)		(369)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			4				4
Share-based compensation			16	(1)			15
Other - net			(3)	1		1	(1)
Balance at September 30, 2022	$239	$—	$24,252	$3,098	$(3,592)	$2	$23,999

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

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
•Capital Structure - At September 30, 2022, Corteva, Inc.'s capital structure consists of 716,225,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EID only, and not to Corteva, Inc., and are presented to show differences between EID and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Revenue - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Restructuring and Asset Related Charges - Net - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Supplementary Information - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Income Taxes - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Earnings Per Share of Common Stock - Not applicable for EID
•Note 8 - Accounts and Notes Receivable - Net - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 9 - Inventories - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Other Intangible Assets - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EID has a related party loan payable to Corteva, Inc.; refer to EID Note 2 - Related Party Transactions, below
•Note 12 - Commitments and Contingent Liabilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Stockholders' Equity - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Pension Plans and Other Post Employment Benefits - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Financial Instruments - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Fair Value Measurements - refer to page 39 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Segment Information - Differences exist between Corteva, Inc. and EID; refer to EID Note 3 - Segment Information, below
•Note 18 - Subsequent Events - refer to page 43 of the Corteva, Inc. interim Consolidated Financial Statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EID entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of September 30, 2022, December 31, 2021, and September 30, 2021, the outstanding related party loan balance was $1,066 million, $2,162 million, and $2,443 million, respectively (which approximates fair value), with interest rates of 4.12%, 1.67%, and 1.52%, respectively, and is reflected as long-term debt - related party in EID's interim Consolidated Balance Sheets. Additionally, EID has incurred tax deductible interest expense of $14 million and $33 million for the three and nine months ended September 30, 2022, respectively, and $11 million and $39 million for the three and nine months ended September 30, 2021, respectively, associated with the related party loan from Corteva, Inc.

As of September 30, 2022, December 31, 2021, and September 30, 2021, EID had payables to Corteva, Inc., of $24 million, $27 million and $61 million included in accrued and other current liabilities, respectively, and $122 million, $117 million, and $90 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EID. In addition, there are no differences between Corteva, Inc. and EID segment net sales, segment operating EBITDA, segment assets, or significant items by segment; refer to page 40 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EID.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations after income taxes	$(333)	$27	$1,232	$1,637
Provision for (benefit from) income taxes on continuing operations	(77)	(30)	364	425
Income (loss) from continuing operations before income taxes	(410)	(3)	1,596	2,062
Depreciation and amortization	310	309	919	926
Interest income	(36)	(19)	(75)	(58)
Interest expense	32	19	76	61
Exchange (gains) losses	13	(2)	96	47
Non-operating (benefits) costs	(9)	(315)	(134)	(941)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(6)	(19)	(3)	3
Significant items (benefit) charge	202	(21)	379	214
Corporate expenses	32	40	83	106
Segment operating EBITDA	$128	$(11)	$2,937	$2,420