Form 10-K
period 2022-12-31
Corteva, Inc.; EIDP, Inc.
filed 2023-02-09
CIK 1755672, 30554

2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____________________________________________________________________________
Commission File Number 001-38710
Corteva, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware					82-4979096
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
974 Centre Road,	Wilmington,	Delaware	19805
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)
Commission File Number 1-815
EIDP, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware					51-0014090
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
974 Centre Road,	Wilmington,	Delaware	19805
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act for Corteva, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTVA	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act for EIDP, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$3.50 Series Preferred Stock	CTAPrA	New York Stock Exchange
$4.50 Series Preferred Stock	CTAPrB	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.
_____________________________________________________
        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Corteva, Inc.	Yes	☒	No	☐
EIDP, Inc.	Yes	☒	No	☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Corteva, Inc.	Yes	☐	No	☒
EIDP, Inc.	Yes	☐	No	☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Corteva, Inc.	Yes	☒	No	☐
EIDP, Inc.	Yes	☒	No	☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

Corteva, Inc.	Yes	☒	No	☐
EIDP, Inc.	Yes	☒	No	☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Corteva, Inc.	Large Accelerated Filer	☒	Accelerated Filer ☐	Non-Accelerated Filer	☐	Smaller reporting company ☐	Emerging growth company ☐

EIDP, Inc.	Large Accelerated Filer	☐	Accelerated Filer ☐	Non-Accelerated Filer	☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Corteva, Inc.	☐
EIDP, Inc.	☐

      Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Corteva, Inc.	Yes	☒	No	☐
EIDP, Inc.	Yes	☒	No	☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Corteva, Inc.	Yes	☐	No	☒
EIDP, Inc.	Yes	☐	No	☒

        The aggregate market value of voting stock of Corteva, Inc. held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2022 was $38.9 billion.

As of February 2, 2023, 712,823,000 shares of Corteva, Inc's common stock, $0.01 par value, were outstanding.

As of February 2, 2023, all of EIDP, Inc.’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

EIDP, Inc. meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Documents Incorporated by Reference
Information pertaining to certain Items in Part III of this report is incorporated herein by reference to portions of Corteva, Inc.'s definitive 2022 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

CORTEVA, INC.
Form 10-K

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed separately by Corteva, Inc. and EIDP, Inc. ("EIDP"). Corteva, Inc. owns all of the common equity interests in EIDP, and EIDP meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K with the reduced disclosure format. Each of Corteva, Inc. and EIDP is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with notes to the consolidated financial statements, are included in this report.

The primary differences between Corteva and EIDP's financial statements relate to EIDP's Preferred Stock - $4.50 Series and EIDP's Preferred Stock - $3.50 Series, a related party loan between EIDP and Corteva, Inc. and the associated tax deductible interest expense for EIDP, and the capital structure of Corteva. Inc. (See EIDP's Note 1 - Basis of Presentation to EIDP's Consolidated Financial Statements, for additional information for above items). The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Annual Report on Form 10-K and begin on page F-71. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

Part I

ITEM 1.  BUSINESS
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•"Corteva" or "the company" refers to Corteva, Inc. and its consolidated subsidiaries (including EIDP);
•"EIDP" refers to EIDP, Inc. (formerly known as E. I. du Pont de Nemours and Company) and its consolidated subsidiaries or EIDP, Inc. excluding its consolidated subsidiaries, as the context may indicate;
•"DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Separation (as defined below) of Corteva;
•"Historical Dow" refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization as defined below;
•"Historical DuPont" and "Historical EID" refers to EIDP prior to the Internal Reorganization (as defined below);
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

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 140 countries. See Note 21 - Geographic Information, to the Consolidated Financial Statements for details on the location of the company's sales and property.

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

As a result of the Internal Reorganization (defined below), on May 31, 2019, EIDP was contributed to Corteva, Inc. and, as a result, Corteva, Inc. owns 100% of the outstanding common stock of EIDP. Shares of EIDP preferred stock, $3.50 Series and $4.50 Series, issued and outstanding immediately prior to the Separation remain issued and outstanding and were unaffected by the Separation. EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended. Prior to March 31, 2019, Corteva, Inc. had engaged in no business operations and had no assets or liabilities of any kind, other than those incident to its formation.

Internal Reorganizations and Business Separations
Subsequent to the Merger, Historical Dow and EIDP engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products ("Internal Reorganization"). On April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow common stock, to holders of DowDuPont's common stock (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

On April 1, 2019, Historical Dow entities, which held certain assets and liabilities aligned with Historical Dow’s agriculture business and the assets and liabilities associated with its specialty products business, respectively, were transferred and conveyed to DowDuPont.

Part I
ITEM 1.  BUSINESS, continued

On April 1, 2019 and May 1, 2019, EIDP’s materials science and specialty products entities, along with their respective assets and liabilities, were conveyed to Dow and DowDuPont, respectively. On May 2, 2019, DowDuPont conveyed Historical Dow agricultural entities to EIDP.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., then a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On May 31, 2019, DowDuPont contributed EIDP to Corteva, Inc. and on June 1, 2019, the Separation was completed. Corteva, Inc.'s common stock began trading on the New York Stock Exchange under the ticker symbol "CTVA" on June 3, 2019.

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

Business Segments
The company’s operations are managed through two reportable segments: seed and crop protection. The seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The crop protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. The combination of these leading platforms creates one of the broadest portfolios of agriculture solutions in the industry. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 41 of this report and Note 22 - Segment Information, to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

Seed
The seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that produce optimum yield for farms around the world. The company’s seed segment is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The company offers trait technologies that improve resistance to weather, disease, insects and enhance food and nutritional characteristics, herbicides used to control weeds, and digital solutions that assist farmer decision-making to help maximize yield and profitability.

A summary of the seed segment’s net sales by major product line and geographic region (based on customer location) are as follows:
Products and Brands
The seed segment’s major brands and technologies, by key product line, are listed below:

Seed Solutions Brands
Pioneer® seeds; Brevant™ seeds; Dairyland Seed®; Hoegemeyer® hybrids; Nutech® seed; Seed Consultants®; AgVenture® brand; Alforex® seeds; Cordius®, Licensing Division of Corteva Agriscience, DUO™ hybrid corn, NEXSEM® corn, Nord® semillas; PhytoGen® cotton; Pannar® brand corn

Seed Solutions Traits and Technologies
ENLIST® corn; ENLIST E3® soybeans; ENLIST® cotton; Enlist™ weed control system; EXZACT™ Precision Technology; Herculex® Insect Protection; Herculex® XTRA Insect Protection; Leptra® insect protection technology offering protection against above ground pests; PowerCore® corn, PowerCore® Ultra corn, PowerCore® Enlist® corn, PowerCore® Ultra Enlist® corn, POWERCORE® trait technology family of products; Optimum® AcreMax® family of products offering above and below ground insect protection; REFUGE ADVANCED® trait technology; SMARTSTAX® trait technology; NEXERA® canola trait; Omega-9 Oils; Pioneer® brand Optimum® AQUAmax® products; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; ExpressSun® herbicide tolerant trait; Pioneer Protector® products for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; Qrome® corn; Clearfield® canola; PROPOUND™ advanced canola meal; Vorceed™ Enlist® products; Conkesta™; Conkesta E3® soybeans; WideStrike® Insect Protection; WideStrike® 3 Insect Protection; Inzen™ trait; BOLT® technology; STS® herbicide tolerant trait; MAXIMUS® canola hybrids; CottonBest® program; HarvXtra® trait, Hi-Gest® alfalfa technology, Hi-Gest® low lignin hybrid sudangrass; Hi-Salt® salinity tolerant alfalfa, Hi-Ton® performance alfalfa; Brevant Protector™ products; Optimum® GLY herbicide tolerance trait Optimum® AcreMax® insect protection; Optimum® AcreMax® Leptra® insect protection; Optimum® AcreMax® Xtra insect protection; Optimum® AcreMax® XTreme insect protection; Bovalta™ BMR products; Optimum® Intrasect® insect protection; Optimum® Leptra® insect protection

Other	LumiGEN® seed treatments; Lumisena®; Lumiverd™; Lumiscend™; Lumiscend™ Pro; Lumisure™; Lumiflex™; Lumiante™; LumiTreo™; Dermacor® X-100; Vertisan® ST; Lumiderm®; Lumivia® CPL; Lumivia® and Lumialza™

Part I
ITEM 1.  BUSINESS, continued

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

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, during the fourth quarter of 2019, the company began accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company began to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 55 for additional information.

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

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment's crop protection solutions and digital solutions provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The company is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Part I
ITEM 1.  BUSINESS, continued

A summary of the crop protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:

2022 Net Sales by Geographic Region

Asia Pacific
North America
Latin America
EMEA

Products and Brands
The crop protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management	CLOSER™; DELEGATE®; INTREPID®; ISOCLAST™; EXALT™; PEXALON™; TRANSFORM™; VYDATE®; OPTIMUM®; Reklemel™; SALIBRO™; PYRAXALT™; QALCOVA™; JEMVELVA™; RADIANT™; SENTRICON®; ENTRUST® SC; GF-120™; and TRACER™
Disease Management
APROACH PRIMA®; VESSARYA®; APROACH®, APROACH POWER®; VIOVAN™; TALENDO™; VERBEN™, EQUATION PRO®; EQUATION CONTACT®; ZORVEC™; INATREQ™; CURZATE™; TANOS®, BIM MAX®; BEAM®; FONTELIS™; DITHANE; ACANTO™; GALILEO®, VERPIXO; and ZETIGO PRM

Weed Control
ARIGO®; ARYLEX™; ENLIST™ weed control system; ENLIST ONE™; BROADWAY™; RINSKOR™; ZYPAR™; MUSTANG™; GALLANT™; VERDICT®; LANCET®; KERB™; PIXXARO®; QUELEX™; GALLERY®; CENT-7®; SNAPSHOT®; TRELLIS®; CITADEL™; CLIPPER™; GRANITE®; RAINBOW™; PINDAR® GT; VIPER®; BELKAR®; WIDEMATCH®; PERFECTMATCH®; CLINCHER™; FENCER®; GARLON™; SONIC®; TEXARO®; KEYSTONE®; PACTO®; LIGATE®; DIMENSION®; TOPSHOT™; RICER™; LOYANT™; AGIXA®, NOVIXID®, NOVLECT™; REALM® Q; TRIVENCE®; LONTREL®; GRAZON®; PAXEO®, PRIMUS®; RESICORE™; SPIDER®; STARANE®; SURESTART™; and TORDON®

Nitrogen Management	INSTINCT®; N-SERVE® Nitrogen Stabilizer
Other	LANDVisor™

Key Raw Materials
The key raw materials and supplies for crop protection include chlorinated pyridines derivatives, specialty intermediates and technical grade active ingredients, chlorine, and seed treatments. Typically, the company purchases major raw materials through long-term contracts with multiple suppliers, which sometimes require minimum purchase commitments. Certain important raw materials are supplied by a few major suppliers. The company expects the markets for its raw materials to remain balanced, though pricing may be volatile given global economic conditions. The company relies on contract manufacturers, both domestically and internationally, to produce certain inputs or key components for its product formulations. These inputs are typically sourced close to where the company ultimately formulates and sells its products. Shifts in customer demand, reduced local availability of raw materials, and/or production capacity constraints may, at times, necessitate sourcing from an alternative geography. The company strives to maintain multiple high-quality supply sources for each input.

Corteva’s supply chain strategy involves managing global supplies of active and intermediate ingredients sourced regionally with global best practices and oversight. Corteva’s supply strategy includes a robust and flexible global footprint to meet future

Part I
ITEM 1.  BUSINESS, continued

portfolio growth. The company’s supply chain also provides competitive advantages including reducing time to meet customer requirements in regions while minimizing costs through the value chain.

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

Workforce Composition. As of December 31, 2022, the company globally employs approximately 21,000 employees. In order to address regional specific customer needs within its global business, the company has a geographically diverse employee base with 49%, 20%, 18%, and 13% located in North America, EMEA, Latin America, and Asia-Pacific regions, respectively.

Approximately 1% of the workforce is unionized in the United States and another 11% participate in work councils and collective bargaining arrangements outside the United States. In 2022, the company did not experience any work stoppages due to strike or lockouts.

Safety. Living safely is one of the company’s core values by which the company manages its business. The company has implemented safety programs and management practices to promote a culture of safety to protect its employees, as well as the environment. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees.

Diversity. The company has a robust inclusion, diversity, and equity (“ID&E”) vision and strategy, based upon the belief that embracing diversity and inclusion benefits the company by creating a workforce with a greater variety of skills and perspectives as a result of their differentiated backgrounds and experiences. Specific ID&E initiatives are identified and tracked to create a culture of belonging where a diverse population of employees are attracted, retained, and engaged. Management is expected to support specific diversity initiatives for their respective geographies and business, as applicable, in order to build a more representative workforce. Critical to creating this environment are company-sponsored employee business resource groups (“BRGs”) that support and promote certain mutual objectives of both the employee and the company, including community engagement and the professional development of employees. The BRGs provide a space where employees can foster connections within a supportive environment. The company maintains nine global BRGs, each led by a member of the company’s senior leadership: Disability Awareness Network; Global African Heritage Alliance; Global Indigenous Peoples Alliance; Growing Asian Impact Network; Latin Network; Pride (LGBTQ+); Professional Learning Acceleration Network; Veteran’s Network; and Women’s Inclusion Network.

The company monitors gender and racial representation as part of its recruitment and talent development processes, in order to ensure equitable processes and to build a more representative leadership pipeline. The company reviews its diversity and inclusion efforts through periodic engagement surveys and other measures. The results of the company’s efforts, along with its ID&E strategy, are reviewed periodically with the company’s management, and through no less than annual reviews of the company’s leadership pipelines with the People and Compensation Committee of the Board of Directors.

Experienced Management. The company believes its management team has the experience necessary to effectively execute its strategy and advance its product pipelines and technology. The company's chief executive officer and business presidents have an average of approximately 24 years of agriculture experience and are supported by an experienced and talented management team who is dedicated to maintaining and expanding its position as a global force in the agriculture industry.

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

Patents & Trademarks: Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2022, the company owned about 5,900 U.S. patents and about 11,300 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2022:

	Approximate U.S.	Approximate Other Countries
Within 5 years	800	1,600
6 to 10 years	1,900	4,400
11 to 15 years	2,500	5,100
16 to 20 years	700	200
Total	5,900	11,300

In addition to its owned patents, the company owns over 5,200 patent applications.

The company also owns or has licensed a substantial number of trade names, trademarks and trademark registrations in the United States and other countries, including approximately 12,000 registrations and pending trademark applications in a number of jurisdictions.

In addition, the company holds multiple long-term biotechnology trait licenses from third parties in the normal course of business. Most corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Competition
The company competes with producers of seed germplasm, trait developers, and crop protection products on a global basis. The global market for products within the industry is highly competitive and the company believes competition has and will continue to intensify. Corteva competes based on germplasm and trait leadership, price, quality and cost competitiveness and the offering of a holistic solution. The company’s key competitors include BASF, Bayer, FMC, Syngenta and ChemChina, as well as companies trading in generic crop protection chemicals and regional seed companies.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 27, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 58-60 and (3) Note 2 - Summary of Significant Accounting Policies, and Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

Part I
ITEM 1.  BUSINESS, continued

approval of crop protection products. We continue to monitor legislative and regulatory developments related to pollution and other environmental health and safety matters.

European Farm to Fork Strategy
In October 2021, a majority of the European Parliament adopted the Farm to Fork Strategy setting forth the European Union’s plans to increase organic farming. As part of this strategy, the E.U. Commission has set aggressive 2030 targets to reduce by 50% the use and risk of chemical pesticides and the use of more hazardous pesticides by 50%. Additionally, as part of this strategy, the E.U. Commission is targeting having 25% of the European Union’s agricultural land under organic farming by 2030. The E.U. Commission is also expected to propose mandatory front-of-pack nutrition labelling and develop a food labelling framework covering the nutritional, climate, environmental and social aspects of food products. While the company has a growing product portfolio supportive to organic agriculture, the implementation of this strategy may decrease the size of the market for its products within the European Union.

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

New product concepts may be abandoned for many reasons, including greater anticipated development costs, technical difficulties, lack of efficacy, regulatory obstacles or inability to market under regulatory frameworks, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of active ingredient development or discovery, breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the chemicals, genes and germplasm Corteva tests is selected for commercialization. Furthermore, the length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers, since seed hybrids and varieties could require modification to tolerate higher doses and/or new varieties of herbicides and pesticides as weeds and insects develop resistance. Commercial transitions to the company’s new technologies can take several years to complete, and weed and insect resistance may develop faster than Corteva can respond with new technologies or enhancements to existing technologies. In countries where biotech traits are not approved for widespread use, Corteva’s seed sales depend on the quality of its germplasm. While initial commercialization efforts have been promising, there are no guarantees that anticipated levels of product acceptability within Corteva's markets will be achieved or that higher quality products will not be developed by Corteva's competitors in the future.

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

Furthermore, the detection of biotechnology traits or chemical residues from a crop protection product not approved in the country in which Corteva sells or cultivates its product, or in a country to which Corteva imports its product, may affect Corteva’s ability to supply or export its products, or even result in crop destruction, product recalls or trade disruption, which could result in lawsuits and termination of licenses related to biotechnology traits and raw material supply agreements. Delays

Part I
ITEM 1A.  RISK FACTORS, continued

in obtaining regulatory approvals to import, including those related to the importation of crops grown from seeds containing certain traits or treated with specific chemicals, may influence the rate of adoption of new products in globally traded crops.

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

Concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products in general, their potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment, reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These include concerns and claims that increased use of crop protection products, drift, inversion, volatilization and the use of biotechnology traits meant to reduce the resistance of weeds or pests to control by crop protection products, could increase or accelerate such resistance and otherwise negatively impact health and the environment. These and other concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation, termination of raw material supply agreements and legal claims. These and other concerns could also influence public perceptions, the viability or continued sales of certain of Corteva’s products, Corteva’s reputation and the cost to comply with regulations. As a result, such concerns could have a material adverse effect on Corteva’s business, results of operations, financial condition and cash flows.

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

Environmental and health and safety laws, regulations and standards, including those with respect to PFAS and other substances, expose Corteva to the risk of substantial costs and liabilities, including liabilities associated with Corteva’s business and the discontinued and divested businesses and operations of EIDP. As is typical for businesses like Corteva’s, soil and groundwater contamination has occurred in the past at certain sites and may be identified at other sites in the future. Disposal of

Part I
ITEM 1A.  RISK FACTORS, continued

waste from Corteva’s business at off-site locations also exposes it to potential remediation costs. Consistent with past practice, Corteva is continuing to monitor, investigate and remediate soil and groundwater contamination at several of these sites.

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

The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used or the level of returns. The weather also can affect supply chains and the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced.

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

Scrutiny from regulators in the U.S. and abroad may intensify as Corteva’s business presence grows. This scrutiny and related investigations, even when not resulting in an enforcement action, may result in damage to a company’s reputation, significant defense expense, as well as become a distraction to management. Antitrust and competition enforcement actions, including the current FTC and related state attorney general lawsuits pending against Corteva, may result in regulators imposing fines, penalties, or restrictions on a company’s business practices in a manner that may significantly impact its results of operations.

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

Corteva services customers in part through the Pioneer direct sales channel in key agricultural geographies, including the United States. In addition, Corteva supplements this approach with strong retail channels, including distributors, agricultural cooperatives and dealers, and with digital solutions that assist farmer decision-making with a view to optimize their product selection and maximize their yield and profitability. While Corteva expects its indirect channels will extend its reach and increase exposure of its products to other potential customers, including smaller farmers or farmers in less concentrated areas, there can be no assurance that Corteva will be successful in this regard. If a competitor were to successfully establish an intermediary platform for distribution of Corteva’s products, it may disrupt Corteva’s distribution model and inhibit Corteva’s ability to provide a complete go-to-market strategy covering the direct, dealer and retail channels. In such a circumstance, Corteva’s sales may be adversely affected.

Risks Related to Our Operations

Corteva is dependent on its relationships or contracts with third parties with respect to certain of its raw materials or licenses and commercialization.

Corteva is dependent on third parties in the research, development and commercialization of its products and enters into transactions including, but not limited to, supply agreements, licensing agreements, and manufacturing agreements in connection with Corteva’s business. The majority of Corteva’s corn hybrids and soybean varieties sold to customers contain biotechnology traits that Corteva licenses from third parties under long-term licenses. If Corteva loses its rights under such licenses, it could negatively impact Corteva’s ability to obtain future licenses on competitive terms, commercialize new products and generate sales from existing products. To maintain such licenses, Corteva may elect to out-license its technology, including germplasm. There can be no guarantee that such out-licensing will not ultimately strengthen Corteva’s competition thereby adversely impacting Corteva’s results of operations.

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

When possible, Corteva purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Corteva also enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain purchases. In addition, Corteva takes actions to offset the effects of higher input costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher input costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If Corteva is not able to fully offset the effects of higher input costs, it could have a significant impact on its financial results.

Part I
ITEM 1A.  RISK FACTORS, continued

Our business, financial condition and results of operations could be materially affected by disruptions in the global economy caused by geopolitical and military conflicts.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While we continue to conclude our business activities in Russia, we have experienced shortages in materials, the inability to insure shipments, and increased costs for transportation, energy, and raw material and other inputs due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains. Such geopolitical instability and uncertainty has negatively impacted our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Logistics restrictions, including closures of air space and shipping ports, the reduction of the availability of farmable land, and the destruction of facilities could further increase these adverse impacts and negatively impact demand for our products in the region.

Similar or more severe disruptions, trade barriers, business risks, asset seizures, and volatility in foreign exchange and financial markets could occur if tensions or conflicts between China and Taiwan, or other countries, escalate, or if the United States would become a party to such a military conflict. Currently, a material portion of the company’s crop protection inputs are sourced directly or indirectly from China. While the company utilizes dual- or multi- source supply chains to minimize business disruptions, these strategies may not be adequate to address the scope of disruptions created by such a conflict. Further escalation or expansion of economic disruption or in the scope of global or regional conflicts could have a material adverse effect on our results of operations.

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

Part I
ITEM 1A.  RISK FACTORS, continued

Corteva’s business, results of operations and financial condition could be adversely affected by environmental, litigation and other commitments and contingencies.

As a result of Corteva’s operations, including past operations and those related to divested businesses and discontinued operations of EIDP, Corteva incurs environmental operating costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring and obtaining permits. Corteva also incurs environmental operating costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. In addition, Corteva maintains and periodically reviews and adjusts its accruals for probable environmental remediation and restoration costs.

Corteva expects to continue to incur environmental operating costs since it will operate global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. These rules are subject to change by the implementing governmental agency, which Corteva monitors closely. Corteva’s policy requires that its operations fully meet or exceed legal and regulatory requirements. In addition, Corteva expects to continue certain voluntary programs, and could consider additional voluntary actions, to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and Corteva expects these costs will continue to be significant for the foreseeable future. Over the long-term, such expenditures are subject to considerable uncertainty and could fluctuate significantly.

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

The company, pursuant to the respective Separation Agreements, is entitled to cost sharing and indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2022, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $99 million within accounts and notes receivable - net and $381 million within other assets in the company’s Consolidated Balance Sheet. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

Part I
ITEM 1A.  RISK FACTORS, continued

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

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2022 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Brazilian Real, Canadian dollar, South African Rand, Swiss franc, and European Euro ("EUR"). Inflation, market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

Failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives and other portfolio actions may not have the results anticipated.

From time to time Corteva evaluates acquisition candidates that may strategically fit Corteva’s business and/or growth objectives. If Corteva is unable to successfully integrate and develop acquired businesses, including its acquisitions and growth in biologics, Corteva could fail to achieve expected increases in revenues and operating results, as well as anticipated synergies and cost savings which could have a material adverse effect on Corteva’s financial results. Corteva continually reviews its portfolio of assets for contributions to its objectives and alignment with its growth strategy. However, Corteva may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect Corteva’s earnings. Moreover, Corteva might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution of these transactions, initiatives, or portfolio actions is not successful, it could adversely impact Corteva’s financial condition, cash flows and results of operations.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Corteva’s earnings, operations and business, among other things, will impact its credit ratings, costs and availability of financing. There can be no assurance that Corteva or EIDP will maintain its current or prospective credit ratings. A decrease in the ratings assigned to Corteva or EIDP by the ratings agencies may negatively impact Corteva’s liquidity, access to the debt capital markets and increase Corteva’s cost of borrowing and the financing of its seasonal working capital.

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

Through Corteva's ownership of EIDP, Corteva maintains EIDP defined benefit pension and other post-employment benefit plans. For some of these plans, including EIDP’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EIDP’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. In 2023, Corteva expects to contribute approximately $50 million to its pension plans other than the principal U.S. pension plan, and about $135 million for its other post-employment benefit ("OPEB") plans. While not anticipated for 2023, Corteva may make potential discretionary contributions to the principal U.S. pension plan. Corteva, furthermore, may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

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

Corteva's business, financial condition, and results of operations could be negatively impacted by COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the pandemics and future outbreaks is uncertain, rapidly changing and difficult to predict. Increased market volatility resulting from COVID-19 disruptions has also limited the availability of certain manufacturing inputs. Current and future pandemics or epidemics and resulting illness, travel restrictions

Part I
ITEM 1A.  RISK FACTORS, continued

and workforce disruptions could impact Corteva's global supply chain, its operations and its routes to market or those of its suppliers, co-manufacturers, or customers/distributors. These disruptions or the company's failure to effectively respond to them could increase product or distribution costs, alter the timing of recognizing manufacturing costs, or impact the delivery of products to customers.

Government-pandemic or epidemic responses, including stay at home orders, can significantly impact other economic activity and markets around the world. Future outbreaks or pandemics could negatively impact the company's business, financial condition, and results of operations in numerous ways, including but not limited to those outlined below:

•Temporary disruptions to the company's ability to operate or distribute its products in these markets.
•Reductions to the company’s forecasted profitability and continued global economic decline could trigger potential impairment of the carrying value of goodwill or other indefinite and definite-lived intangible assets.
•Increased risk of collection of the company's customer receivables.
•Increased market volatility that impacts the company's hedging, financial forecasting, and liquidity, including its access to capital markets.
•Delays or modifications to the company's strategic plans and productivity initiatives.

Therefore, the result of the company’s consolidated results of operations in face of another pandemic or epidemic, and the unprecedented economic conditions which can result therefrom may negatively impact the company's business operations, financial performance and results of operations in the future.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Pursuant to the Separation Agreement, the Employee Matters Agreement and the Tax Matters Agreement with DuPont and Dow, the company agreed to assume, and indemnify DuPont and Dow for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements and Part I - Item 3 - Legal Proceedings. Payments pursuant to these indemnities may be significant and could negatively impact the company’s business, particularly indemnities relating to certain litigation for Historical DuPont operations or its actions that could impact the tax-free nature of the Corteva Distribution. Third parties could also seek to hold the company responsible for any of the liabilities allocated to DuPont and Dow, including those related to DowDuPont’s specialty products and/or materials science businesses, respectively, and those related to discontinued and/or divested businesses and operations of Historical Dow, which have been allocated to Dow. DuPont and/or Dow, as applicable, will agree to indemnify Corteva for such liabilities, but such indemnities may not be sufficient to protect the company against the full amount of such liabilities. In addition, DuPont and/or Dow, as applicable, may not be able to fully satisfy their indemnification obligations with respect to the liabilities the company incurs. Even if the company ultimately succeeds in recovering from DuPont and/or Dow, as applicable, any amounts for which the company is held liable, the company may be temporarily required to bear these losses itself. Each of these risks could negatively affect the company’s business, financial condition, results of operations and cash flows.

Additionally, the company generally has assumed and is responsible for the payment of its share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DowDuPont, (ii) certain liabilities of Historical DuPont relating to, arising out of or resulting from general corporate matters of Historical DuPont and discontinued and/or divested businesses and operations of Historical DuPont, including its spin-off of Chemours, and (iii) certain separation expenses not otherwise allocated to DuPont or Dow (or allocated specifically to Corteva) pursuant to the Corteva Separation Agreement, and third parties could seek to hold Corteva responsible for DuPont’s or Dow’s share of any such liabilities. For more information, see Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements and Part I - Item 3 - Legal Proceedings. DuPont and/or Dow, as applicable, will indemnify Corteva for their share of any such liabilities; however, such indemnities may not be sufficient to protect Corteva against the full amount of such liabilities, and/or DuPont and/or Dow may not be able to fully satisfy their respective indemnification obligations. In addition, even if the company ultimately succeeds in recovering from DuPont and/or Dow any amounts for which the company is held liable in excess of its agreed share, the company may be temporarily required to bear these losses itself and may not be able to fully insure itself to cover these risks. Each of these risks could materially affect the company’s business, financial condition, results of operations and cash flows.

The Separation and related transactions may expose Corteva to potential liabilities arising out of state and federal fraudulent conveyance laws

Although the company received a solvency opinion from an investment bank confirming that the company and DuPont were each adequately capitalized following the Distribution, the Separation could be challenged under various state and federal fraudulent conveyance laws. In connection with fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that DuPont did not receive fair consideration or reasonably equivalent value in the Separation and Corteva Distribution, and that the Separation and Corteva Distribution left DuPont insolvent or with unreasonably small capital or that DuPont intended or believed it would incur debts beyond its ability to pay such debts as they matured. Additionally, under its indemnity provisions of the Separation Agreement, the company could find its liabilities increased as a result of a court concluding that Historical DuPont, Historical Dow or DowDuPont executed a fraudulent conveyance in connection with divestitures and spin-offs of any one of their historical operations, including Chemours. If a court were to agree with such a plaintiff, then such court could void the Separation and Distribution as a fraudulent transfer or impose substantial liabilities on Corteva, which could materially

Part I
ITEM 1A.  RISK FACTORS, continued

adversely affect its financial condition and results of operations. Among other things, the court could return some of Corteva’s assets or shares of Corteva common stock to DuPont, provide DuPont with a claim for money damages against Corteva in an amount equal to the difference between the consideration received by DuPont and the fair market value of Corteva at the time of the Corteva Distribution, or require Corteva to fund liabilities of other companies involved in the Internal Reorganization for the benefit of creditors.

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

If the Corteva Distribution or Merger, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the company could be subject to significant tax and indemnification liability and stockholders receiving Corteva common stock in the Corteva Distribution could be subject to significant tax and indemnification liability.

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

If the Distributions fail to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the Merger and the Distributions, then under the Tax Matters Agreement, the company and DuPont would share any liabilities of DuPont in accordance with its relative equity values on the first full trading day following the Corteva Distribution. Furthermore, under the terms of the Tax Matters Agreement, the company also generally will be responsible for any taxes imposed on DuPont or Dow that arise from the failure of the Corteva Distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to its, or its affiliates’, stock, assets or business, or any breach of its representations made in any representation letter provided to its counsel in connection with the tax opinion. DuPont and Dow will be separately responsible for any taxes imposed on Corteva that arise from the failure of the Corteva Distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to such company’s or its affiliates’ stock, assets or business, or any breach of such company’s representations made in connection with the IRS Ruling or in the representation letter provided to counsel in connection with the tax opinion.

Events triggering an indemnification obligation under the tax matters agreement include events occurring after the Corteva Distribution that cause DuPont to recognize a gain under Section 355(e) of the Code, if, as a result of the Merger or other transactions considered part of a plan with the Distributions, there is a 50 percent or greater change of ownership in DuPont or Corteva. In connection with the Merger, DowDuPont received a private letter ruling from the IRS and tax opinion regarding the proper time, manner and methodology for measuring common ownership in the stock of DowDuPont, Historical DuPont and Historical Dow for purposes of determining whether there has been a 50 percent or greater change of ownership under Section 355(e) of the Code as a result of the Merger. Notwithstanding the conclusions of the IRS Ruling and the tax opinion that there was not a 50 percent or greater change of ownership in DowDuPont, Historical DuPont or Historical Dow for purposes of Section 355(e) as a result of the Merger, the IRS could determine that the Distributions or a related transaction should nevertheless be treated as a taxable transaction to DuPont if it determines that any of the facts, assumptions, representations or undertakings of DowDuPont is not correct or that the Distributions should be taxable for other reasons. If DuPont is required to recognize corporate level tax on either of the Distributions and certain related transactions under Section 355(e) of the Code, then under the Tax Matters Agreement, the company may be required to indemnify DuPont and/or Dow for all or a portion of

Part I
ITEM 1A.  RISK FACTORS, continued

such taxes, which could be a material amount, if such taxes were the result of either direct or indirect transfers of Corteva common stock or certain reasons relating to the overall structure of the Merger and the Distributions. To the extent that the company is responsible for any tax or indemnification liability under the Tax Matters Agreement, there could be a material adverse impact on Corteva’s business, financial condition, results of operations and cash flows in future reporting periods.

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

Part I

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The company operates out of its headquarters in Indianapolis, Indiana. It also maintains a global business center in Johnston, Iowa, for its seed business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 85 manufacturing sites in the following geographic regions:

	Number of Sites
	Crop	Seed	Total
North America[1]	6	40	46
EMEA[2]	6	8	14
Latin America	4	14	18
Asia Pacific	4	3	7
Total	20	65	85
1.    North America consists of U.S. & Canada.
2.    Europe, Middle East, and Africa ("EMEA").
The company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the company's current needs and expected near-term growth. In 2019, the company announced an expansion to increase its Spinosyns fermentation capacity, which was completed during 2022 (refer to page 49 for further discussion). Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

Part I
ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont.

Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against the company could also materially adversely affect its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when the company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the company, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Litigation related to Corteva’s current businesses
Federal Trade Commission Investigation
On September 29, 2022, the FTC, along with ten state attorneys general, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). In December 2022, two additional state attorneys general joined the FTC lawsuit, and another state attorney general filed a separate lawsuit against Corteva and another competitor based on the allegations set forth in the FTC lawsuit. Several proposed private class action lawsuits alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina in February 2023. Further information with respect to these proceedings is set forth under “Federal Trade Commission Investigation” in in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Lorsban® Lawsuits
As of December 31, 2022, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

Also in August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. In October 2022, Corteva moved to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents. Oral argument on the motion to dismiss occurred in January 2023.

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. Discussions to resolve each of the above disputes remain ongoing.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses
As discussed below and in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EIDP businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per-

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). This litigation includes multiple natural resource damage lawsuits across the United States filed by municipalities and alleging PFOA contamination, as well as, lawsuits by four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours.

In addition to the matters set forth in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes related to Chemours' responsibility for litigation and environmental liabilities allocated to it, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further discussion.

Other Environmental Proceedings
The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Related to Corteva’s current businesses

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at EIDP's La Porte, Texas, facility. The release occurred at the site’s crop protection unit resulting in four employee fatalities inside the unit. The Chemical Safety Board (“CSB”) issued its final report on June 18, 2019, which included recommendations related to the emergency response program at La Porte. Corteva responded to the CSB on September 30, 2019, outlining the actions it has taken to date to address the recommendations for the site and providing its plan to address the CSB’s remaining recommendations. After the conclusion of the CSB investigation, criminal U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") investigations related to the incident continued.

On January 8, 2021, EIDP and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. On January 18, 2022, the U.S. District Court of the Southern District of Texas dismissed the felony charge for failing to implement a safety practice. The maximum statutory penalties per charge are $500,000, or twice the gross gain or loss derived from the incident, as well as up to three years of probation and related ongoing reporting obligations. While the company moved to dismiss the remaining charges, the DOJ appealed the dismissal of the felony charge. In August 2022, the court reversed its prior dismissal of the failing to implement a safety practice charge and denied the company’s motion to dismiss the remaining charges. The company and the DOJ reached a mutually agreeable resolution for this matter in February 2023. The company expects to enter its amended plea on March 20, 2023. As of December 31, 2022, an accrual was established for this proceeding.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. Further information with respect to these proceedings is set forth under “Nebraska Department of Environment and Energy, AltEn Facility” in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Related to legacy EIDP businesses unrelated to Corteva’s current businesses

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

in the fourth quarter of 2015. In the spring of 2017, the EPA, the DOJ, the Louisiana Department of Environmental Quality, EIDP and Denka began discussions relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue. Under the Separation Agreement, DuPont is defending and indemnifying the company in this matter.

New Jersey Directive Pompton Lakes
On March 27, 2019, the NJDEP issued to Chemours and EIDP a Natural Resource Damages Directive relating to chemical contamination (non-PFAS) at and around EIDP’s former Pompton Lakes facility in New Jersey. The Directive alleges that this contamination has harmed the natural resources of New Jersey. It seeks $125,000 as reimbursement for the cost of preparing a natural resource damages assessment, which the State will use to determine the extent of such damage and the amount it expects to seek to restore the affected natural resources to their pre-damage state.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol: CTVA). The number of record holders of common stock was approximately 71,000 at January 31, 2023.

During 2022 and 2021, the company paid four quarterly dividends on its common stock. See the below table for dividend information for each quarter during 2022 and 2021.

	2022	2021
Fourth Quarter	$0.15	$0.14
Third Quarter	$0.15	$0.14
Second Quarter	$0.14	$0.13
First Quarter	$0.14	$0.13
Total	$0.58	$0.54

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Programs[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs[1] (Dollars in millions)
October 2022	1,919,628	$61.86	1,919,628	$2,331
November 2022	1,221,420	66.52	1,221,420	2,250
Fourth quarter 2022	3,141,048	$63.67	3,141,048	$2,250
1.On September 13, 2022 and August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program and $1.5 billion share repurchase program, respectively, to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders following the completion of the Separation and beginning as of the closing price of its first NYSE listing date, June 3, 2019. The Chart compares the cumulative total return of Corteva’s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

	6/3/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Corteva	$100	$120	$161	$198	$249
S&P 500 Index	100	119	141	181	149
S&P 500 Chemicals Index	100	112	129	160	139

The chart depicts a hypothetical $100 investment in each of the Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on June 3, 2019 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2022.

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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to successfully develop and commercialize Corteva’s pipeline; (ii) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in Corteva's industry; (ix) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (x) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xi) effect of volatility in Corteva's input costs; (xii) risk related to geopolitical and military conflict; (xiii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the separation of Corteva; (xv) risks related to Corteva's global operations; (xvi) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xvii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xviii) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xix) increases in pension and other post-employment benefit plan funding obligations; (xx) capital markets sentiment towards ESG matters; (xxi) risks related to pandemics or epidemics; (xxii) Corteva’s intellectual property rights or defend against intellectual property claims asserted by others; (xxiii) effect of counterfeit products; (xxiv) Corteva’s dependence on intellectual property cross-license agreements; and (xxv) other risks related to the Separation from DowDuPont.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
Refer to pages 3 - 4 for a discussion of the DowDuPont Merger, the Internal Reorganizations, and the business separations.

The following is a summary of results from continuing operations for the year ended December 31, 2022:
•The company reported net sales of $17,455 million, an increase of 11 percent versus the year ended December 31, 2021, reflecting a 10 percent increase in price and a 5 percent increase in volume, partially offset by a 3 percent unfavorable impact from currency and a 1 percent unfavorable impact from portfolio.
•Cost of goods sold ("COGS") totaled $10,436 million, up from $9,220 million for the year ended December 31, 2021, primarily driven by increased volumes and higher input costs, freight and logistics, which are primarily market-driven, partially offset by ongoing cost and productivity actions.
•Restructuring and asset related charges - net were $363 million, an increase from $289 million for the year ended December 31, 2021. The year ended December 31, 2022 primarily included $272 million related to severance and related benefit costs, asset related charges, and contract termination charges associated with 2022 Restructuring Activities and $109 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, partially offset by a benefit associated with previous restructuring programs.
•Income from continuing operations after income taxes was $1,216 million, as compared to $1,822 million for the year ended December 31, 2021.
•Operating EBITDA was $3,224 million, which improved from $2,576 million for the year ended December 31, 2021, primarily driven by strong price execution, volume gains in all regions and productivity actions, partially offset by inflation and currency headwinds. Refer to page 45 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the year ended December 31, 2022:
•The company returned approximately $1.4 billion to shareholders during the year ended December 31, 2022 under its previously announced share repurchase programs and through common stock dividends.
•On July 22, 2022, the company's Board of Directors approved a 7.1 percent increase in the common stock dividend from $0.14 per share to $0.15 per share.
•During 2022, Corteva announced that it signed definitive agreements to acquire Stoller and Symborg, which will supplement the crop protection business with additional biological tools that complement evolving farming practices. The acquisitions are expected to close in the first half of 2023 for an aggregate purchase price of $1.6 billion to be paid at closing, following regulatory approvals, which were obtained in February 2023, and satisfaction of customary closing conditions.

Priorities
The company believes the following priorities will enable it to create significant value for its customers while delivering strong financial returns to its shareholders over the mid-term:
•Accelerate performance and growth through a value creation network focused on four key catalysts: (1) execute portfolio simplification by prioritizing core markets and crops where we can deliver top tier technology to our customers, (2) continue our path towards royalty neutrality, (3) improve product mix with a focus on differentiation and yield advantage, and (4) operational improvements focused on driving price and productivity actions.

•Increased investment in our industry leading innovation pipeline focused on delivering greater value and productivity to growers through more differentiated and sustainably advantaged solutions driving advancements in global food security and climate change.

•Disciplined capital deployment investing in growth and complementary M&A opportunities that provide attractive returns to shareholders.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

Global Economic Conditions
Economic activity continues to be impacted by ongoing factors driving volatility in global markets including the misalignment of supply and demand for labor, transportation and logistic services, energy, raw materials and other inputs, the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, military conflict between Russia and Ukraine and resulting economic sanctions, extreme weather and the evolution of the novel coronavirus disease ("COVID-19"). Corteva will continue to actively monitor global conditions and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. These alterations or modifications may impact the company's business, including the effects on its customers, employees, and prospects, or on its financial results for the foreseeable future. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the factors discussed above, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

In response to Russia’s military conflict with Ukraine, in April 2022 the company announced its decision to withdraw from Russia and stop production and business activities ("Russia Exit"). Prior to these decisions, Russia contributed approximately 2 percent of the company's annual net sales. Refer to the 2022 Restructuring Actions discussion below for additional information.

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company has committed to restructuring actions that, combined with the impact of the company’s Russia Exit (collectively the “2022 Restructuring Actions”), is expected to result in total net pre-tax restructuring and other charges of $350 million to $420 million, comprised of $105 million to $120 million of severance and related benefit costs, $125 million to $150 million of asset related charges, $65 million to $80 million of costs related to contract terminations (including early lease terminations) and $55 million to $70 million of other charges.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $90 million has been paid through December 31, 2022, and primarily relate to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total pre-tax restructuring and other charges included $48 million associated with the Russia Exit for the year ended December 31, 2022. The Russia Exit net pre-tax charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $26 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $2 million and settlement costs of $8 million, respectively. Additional pre-tax charges up to $20 million associated with the Russia Exit are possible, primarily associated with the collectibility of government receivables. The company also recorded a pre-tax benefit of $3 million relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase, which consisted of $8 million of net sales and $5 million of cost of goods sold in the Consolidated Statement of Operations (“Russian Seed Sale”).

The 2022 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan").

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 17,425,000 shares and 5,572,000 shares in

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

the open market for a total cost of $1 billion and $250 million during the years ended December 31, 2022 and 2021, respectively.

The timing, price and volume of purchases in connection with the 2022 and 2021 Share Buyback Plans will be based on market conditions, relevant securities laws and other factors.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021 and repurchased and retired 24,705,000 shares between the years ended December 31, 2019 and 2021 in the open market.

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the year ended December 31, 2022, the company recorded net pre-tax restructuring charges of $160 million inception-to-date under the 2021 Restructuring Actions, consisting of $69 million of severance and related benefit costs, $45 million of asset related charges, $6 million of asset retirement obligations and $40 million of costs related to contract terminations (contract terminations includes early lease terminations). Actions associated with the 2021 Restructuring Actions were substantially complete by the end of 2021. The company expected the 2021 Restructuring Actions to contribute to the company’s ongoing cost and productivity improvement efforts and achieve an estimated $70 million of savings on a run rate basis by 2023, which was achieved in 2022. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. The company recorded net pre-tax restructuring charges of $173 million from inception-to-date under the Execute to Win Productivity Program, consisting of $120 million of asset related charges and $53 million of severance and related benefit costs. Actions associated with the Execute to Win Productivity Program were substantially complete by the end of 2020. The company expected $130 million of savings on a run rate basis by 2023, which was achieved in 2022. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Sales

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Net Sales	$17,455	$15,655	$14,217
2022 versus 2021
Net sales were $17,455 million for the year ended December 31, 2022, compared to $15,655 million for the year ended December 31, 2021. The increase was primarily driven by a 10 percent increase in price and a 5 percent increase in volume versus the prior year period, partially offset by a (3) percent unfavorable currency impact and (1) percent unfavorable portfolio impact. Price gains were driven by the continued execution on the company's price for value strategy with strong execution across all regions in response to cost inflation, and recovery of higher input costs. The increase in volume was driven by continued penetration of new products and gains in all regions, partially offset by reduced corn acres in North America and supply constraints in North America canola. The unfavorable currency impacts were led by the Turkish Lira and the Euro, partially offset by the Brazilian Real. The portfolio impact was driven by a divestiture in Asia Pacific.

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

	For the Year Ended December 31,
(In millions)	2022		2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$17,455	100%	$15,655	100%	$14,217	100%
North America	8,294	48%	7,536	48%	7,168	50%
EMEA	3,256	19%	3,123	20%	2,842	20%
Latin America	4,445	25%	3,545	23%	2,805	20%
Asia Pacific	1,460	8%	1,451	9%	1,402	10%

	Year Ended December 31, 2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$758	10%	8%	2%	—%	—%
EMEA	133	4%	10%	8%	(14)%	—%
Latin America	900	25%	16%	7%	2%	—%
Asia Pacific	9	1%	7%	2%	(6)%	(2)%
Total	$1,800	11%	10%	5%	(3)%	(1)%

	Year Ended December 31, 2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$368	5%	2%	2%	1%	—%
EMEA	281	10%	3%	3%	4%	—%
Latin America	740	26%	10%	17%	(1)%	—%
Asia Pacific	49	3%	2%	1%	2%	(2)%
Total	$1,438	10%	4%	5%	1%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

COGS

	For the Year Ended December 31,
(In millions)	2022	2021	2020
COGS	$10,436	$9,220	$8,507

2022 versus 2021
COGS was $10,436 million (60 percent of net sales) for the year ended December 31, 2022 compared to $9,220 million (59 percent of net sales) for the year ended December 31, 2021. The increase was primarily driven by increased volumes in crop protection, and higher input costs, freight and logistics, which are primarily market-driven. The increases are partially offset by ongoing cost and productivity actions and a favorable impact from currency. The market driven trends are expected to continue as global supply chains and logistics remain constrained across industries, with the potential for inflationary pressures easing in late 2023 on a year-over-year basis.

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

Research and Development Expense ("R&D")

	For the Year Ended December 31,
(In millions)	2022	2021	2020
R&D	$1,216	$1,187	$1,142

2022 versus 2021
R&D expense was $1,216 million (7 percent of net sales) for the year ended December 31, 2022 and $1,187 million (8 percent of net sales) for the year ended December 31, 2021. The increase was primarily driven by an increase in variable compensation and spending on field, lab and facilities supplies used in projects, partially offset by favorable currency.

2021 versus 2020
R&D expense was $1,187 million (8 percent of net sales) for the year ended December 31, 2021 and $1,142 million (8 percent of net sales) for the year ended December 31, 2020. The increase was primarily driven by increases in contract labor, variable compensation and unfavorable currency, partially offset by ongoing cost and productivity actions.

Selling, General and Administrative Expenses ("SG&A")

	For the Year Ended December 31,
(In millions)	2022	2021	2020
SG&A	$3,173	$3,209	$3,043

2022 versus 2021
SG&A was $3,173 million (18 percent of net sales) for the year ended December 31, 2022 and $3,209 million (20 percent of net sales) for the year ended December 31, 2021. The decrease was primarily driven by favorable currency, lower functional spend and enterprise resource planning ("ERP") costs, and the favorable impact relating to deferred compensation plans due to market declines, partially offset by an increase in commissions expense, selling expense, travel and consulting fees.

2021 versus 2020
SG&A was $3,209 million (20 percent of net sales) for the year ended December 31, 2021 and $3,043 million (21 percent of net sales) for the year ended December 31, 2020. The increase was primarily driven by increases in commission expense, employee related benefit costs, salaries and wages, variable compensation, ERP costs and unfavorable currency, partially offset by a decrease in bad debt expense and ongoing cost and productivity actions.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Amortization of Intangibles

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Amortization of Intangibles	$702	$722	$682

2022 versus 2021
Intangible asset amortization was $702 million for the year ended December 31, 2022 and $722 million for the year ended December 31, 2021. The decrease was primarily driven by the expiration of the favorable supply contracts on November 1, 2022, at which point the contracts became fully amortized. See Note 12 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information for the above items.

2021 versus 2020
Intangible asset amortization was $722 million for the year ended December 31, 2021 and $682 million for the year ended December 31, 2020. The increase was primarily driven by the full year impact of the trade name asset, which changed from an indefinite lived intangible asset to definite lived with a useful life of 25 years in the fourth quarter of 2020.

Restructuring and Asset Related Charges - Net

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Restructuring and Asset Related Charges - Net	$363	$289	$335

2022
Restructuring and asset related charges - net were $363 million for the year ended December 31, 2022, which was primarily comprised of a $272 million net charge related to the 2022 Restructuring Actions and $109 million of restructuring and asset related charges - net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $272 million net charge associated with the 2022 Restructuring Actions was comprised of $111 million of severance and related benefit costs, $104 million of asset related charges and $57 million of costs related to contract terminations (including early lease terminations). These charges were partially offset by a benefit associated with previous restructuring programs. Further evaluation of our operations, including decisions involving contract manufacturing opportunities, may result in additional asset related charges, which could be material to our income from continuing operations as reported under U.S. GAAP.

2021
Restructuring and asset related charges - net were $289 million for the year ended December 31, 2021, which was primarily comprised of a $167 million net charge related to the 2021 Restructuring Actions and $125 million of restructuring and asset related charges - net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $167 million net charge associated with the 2021 Restructuring Actions was comprised of $74 million of severance and related benefit costs, $45 million of asset related charges, $6 million of asset retirement obligations and $42 million of costs related to contract terminations (including early lease terminations).

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

See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Other Income (Expense) - Net

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Other Income (Expense) - Net	$(60)	$1,348	$212

2022 versus 2021
Other income (expense) - net was $(60) million for the year ended December 31, 2022 and $1,348 million for the year ended December 31, 2021. The change was primarily driven by a decrease in non-operating pension and other post-employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments, an increase in net exchange losses, estimated settlement reserves, the Employee Retention Credit benefit recognized in 2021 (see details below) and losses associated with a previously held equity investment. The increases are partially offset by a decrease in loss on sale of receivables, an increase in interest income and the absence of charges related to an officer indemnification payment and a contract termination with a third-party service provider that were recognized in 2021.

2021 versus 2020
Other income (expense) - net was $1,348 million for the year ended December 31, 2021 and $212 million for the year ended December 31, 2020. The increase was primarily driven by an increase in non-operating pension and other post-employment benefit credits, driven by the 2020 OPEB Plan Amendments, a decrease in net exchange losses, and the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”). The increases are partially offset by the 2021 officer indemnification payment and a charge related to a contract termination with a third-party service provider.

See Note 6 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Interest Expense

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Interest Expense	$79	$30	$45

2022 versus 2021
Interest expense was $79 million and $30 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily driven by higher interest rates on seasonal short-term borrowings and new foreign currency borrowings.

2021 versus 2020
Interest expense was $30 million and $45 million for the years ended December 31, 2021 and 2020, respectively. The change was primarily driven by lower average short-term borrowings and lower interest rates, partially offset by higher average long-term borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Provision for (Benefit from) Income Taxes on Continuing Operations	$210	$524	$(81)
Effective Tax Rate	14.7%	22.3%	(12.0)%

2022
For the year ended December 31, 2022, the company’s effective tax rate of 14.7 percent on pre-tax income from continuing operations of $1,426 million was favorably impacted by tax benefits relating to the establishment of deferred taxes in connection with the impact of a change in a U.S. legal entity's tax characterization, a worthless stock deduction in the U.S., and the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil in the amount of $(55) million, $(42) million and $(36) million, respectively. These items were partially offset by the unfavorable tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, and a $24 million charge associated with repatriation of cash held outside of the U.S.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2021
For the year ended December 31, 2021, the company’s effective tax rate of 22.3 percent on pre-tax income from continuing operations of $2,346 million was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, the tax impact of income from pension and other post employment benefits, and a $23 million charge associated with repatriation of cash held outside of the U.S. These items were partially offset by the impacts of favorable geographic mix of earnings and a $(57) million benefit related to U.S. tax credits for increasing research activities.

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

(Loss) Income from Discontinued Operations After Tax

	For the Year Ended December 31,
(In millions)	2022	2021	2020
(Loss) Income from Discontinued Operations After Income Taxes	$(58)	$(53)	$(55)

2022 versus 2021
(Loss) income from discontinued operations after income taxes was $(58) million for the year ended December 31, 2022 and $(53) million for the year ended December 31, 2021. The year ended December 31, 2022 primarily reflects charges pursuant to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility and adjustments of certain prior year tax positions for previously divested businesses. See below for discussion of discontinued operations for the year ended December 31, 2021.

2021 versus 2020
(Loss) income from discontinued operations after income taxes was $(53) million for the year ended December 31, 2021 and $(55) million for the year ended December 31, 2020. The year ended December 31, 2021 primarily reflects charges relating to PFAS environmental remediation activities at the Chemours Fayetteville Works facility and the settlement with the State of Delaware for PFAS related natural resource damage claims. The year ended December 31, 2020 primarily reflects an after-tax charge of $(65) million as a result of the MOU, and the settlement of approximately 95 matters, as well as unfiled matters remaining in the Ohio MDL. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further discussion.

EIDP Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EIDP Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide an Analysis of Operations, only for the differences between EIDP and Corteva, Inc.

Interest Expense
2022 versus 2021
EIDP’s interest expense was $124 million for the year ended December 31, 2022 and $80 million for the year ended December 31, 2021. The change was primarily driven by the items noted on page 38, under the header “Interest Expense – 2022 versus 2021,” partially offset by lower interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2021 versus 2020
EIDP’s interest expense was $80 million for the year ended December 31, 2021 and $145 million for the year ended December 31, 2020. The change was primarily driven by the items noted on page 38, under the header “Interest Expense – 2021 versus 2020,” and by lower interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Provision for (Benefit from) Income Taxes
2022
For the year ended December 31, 2022, EIDP had an effective tax rate of 14.4 percent on pre-tax income from continuing operations of $1,381 million, driven by the items noted on page 38, under the header “Provision for Income Taxes - 2022 and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

2021
For the year ended December 31, 2021, EIDP had an effective tax rate of 22.2 percent on pre-tax income from continuing operations of $2,296 million, driven by the items noted on page 39, under the header “Provision for Income Taxes - 2021” and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

2020
For the year ended December 31, 2020, EIDP had an effective tax rate of (18.3) percent on pre-tax income from continuing operations of $575 million, driven by the items noted on page 39, under the header “Provision for Income Taxes - 2020” and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook - 2023
The outlook for agriculture remains robust in 2023, with record demand for grain and oilseeds as ending stocks continue to be under pressure. Commodity prices are above historical averages, and farmer balance sheets and income levels remain healthy, leading farmers to prioritize technology to maximize return. The company expects an increase in U.S. planted area and continues to monitor dynamic weather conditions around the world.

The company expects net sales to be in the range of $18.1 billion and $18.4 billion. Operating EBITDA is expected to be in the range of $3.4 billion and $3.6 billion. Operating Earnings Per Share is expected to be in the range of $2.70 and $2.90 per share, which reflects higher earnings and lower average share count, partially offset by forecasted higher effective tax rate and interest expense. Refer to further discussion of Non-GAAP metrics on pages 45 - 47.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, further acceleration of currency and inflation impacts resulting from global economic conditions or the impact of the previously announced Biologicals acquisitions that are expected to close in the first half of 2023. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 46 for Significant Items recorded in the years ended December 31, 2022, 2021 and 2020). However, during 2022 the company committed to restructuring activities relating to the 2022 Restructuring Actions, which are expected to be completed in 2023. The total net pre-tax restructuring and other charges are not expected to be material to the company’s Consolidated Financial Statements. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information. The company also expects non-operating charges associated with pension and OPEB costs to increase when compared to 2022, which is mainly due to an increase in discount rates and a decrease in asset returns due to lower pension plan assets. Refer to the company's discussion on Long-Term Employee Benefits on page 57. Additionally, beginning January 1, 2020, the company recognizes non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to the Company's Critical Accounting Estimates for Prepaid Royalties on page 55.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: seed and crop protection. The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment offers trait technologies that improve resistance to weather, disease, insects and enhance food and nutritional characteristics, herbicides used to control weeds, and digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability. The segment competes in a wide variety of agricultural markets. The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers and pasture and range management herbicides.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2022, 2021 and 2020. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments, environmental remediation and legal costs associated with legacy EIDP businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 22 - Segment Information, to the Consolidated Financial Statements for details related to significant pre-tax benefits (costs) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the years ended December 31, 2022, 2021 and 2020 is included in Note 22 - Segment Information, to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed	For the Year Ended December 31,
In millions	2022	2021	2020
Net sales	$8,979	$8,402	$7,756
Segment operating EBITDA	$1,656	$1,512	$1,208

Seed	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$174	3%	6%	(2)%	(1)%	—%
EMEA	10	1%	11%	2%	(13)%	1%
Latin America	338	24%	18%	4%	2%	—%
Asia Pacific	55	15%	12%	11%	(8)%	—%
Total	$577	7%	9%	—%	(2)%	—%

Seed	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$337	6%	9%	(1)%	(2)%	—%
Soybeans	242	15%	11%	5%	(1)%	—%
Other oilseeds	(38)	(5)%	8%	(4)%	(9)%	—%
Other	36	8%	4%	7%	(3)%	—%
Total	$577	7%	9%	—%	(2)%	—%

Seed	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$209	4%	1%	2%	1%	—%
EMEA	131	9%	5%	1%	3%	—%
Latin America	303	27%	16%	14%	(3)%	—%
Asia Pacific	3	1%	2%	(2)%	1%	—%
Total	$646	8%	4%	4%	—%	—%

Seed	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$436	8%	5%	3%	—%	—%
Soybeans	123	9%	—%	7%	2%	—%
Other oilseeds	133	21%	5%	14%	2%	—%
Other	(46)	(9)%	(2)%	(8)%	1%	—%
Total	$646	8%	4%	4%	—%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed
Seed net sales were $8,979 million in 2022, up 7 percent from $8,402 million in 2021. The sales increase was driven by a 9 percent increase in price, partially offset by a 2 percent unfavorable currency impact.

The increase in price was driven by strong execution globally, led by North America and Latin America, with global corn and soybean prices up 9 percent and 11 percent, respectively. Volume gains in Latin America corn and North America soybeans were offset by reduced corn acres in North America and supply constraints in North America canola. Enlist E3TM soybean market penetration reached over 45 percent of total North American acres. Unfavorable currency impacts were led by the Turkish Lira and the Euro, partially offset by the Brazilian Real.

Seed operating EBITDA was $1,656 million in 2022, up 10 percent from $1,512 million in 2021. Price execution and ongoing cost and productivity actions more than offset higher input and freight costs, the unfavorable impact of currency, lower volumes in North America, and increased investment in R&D. Segment operating EBITDA margin improved by approximately 45 basis points versus the prior-year period.

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

Crop Protection	For the Year Ended December 31,
In millions	2022	2021	2020
Net sales	$8,476	$7,253	$6,461
Segment operating EBITDA	$1,684	$1,202	$1,004

Crop Protection	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$584	23%	14%	10%	(1)%	—%
EMEA	123	8%	7%	15%	(14)%	—%
Latin America	562	26%	14%	10%	2%	—%
Asia Pacific	(46)	(4)%	5%	(1)%	(5)%	(3)%
Total	$1,223	17%	11%	9%	(3)%	—%

Crop Protection	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$776	20%	15%	8%	(3)%	—%
Insecticides	101	6%	7%	3%	(4)%	—%
Fungicides	140	11%	6%	10%	(3)%	(2)%
Other	206	52%	7%	47%	(2)%	—%
Total	$1,223	17%	11%	9%	(3)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$159	7%	6%	—%	1%	—%
EMEA	150	11%	2%	4%	5%	—%
Latin America	437	26%	7%	19%	—%	—%
Asia Pacific	46	4%	1%	3%	3%	(3)%
Total	$792	12%	5%	6%	2%	(1)%

Crop Protection	2021 vs. 2020		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$535	16%	7%	7%	2%	—%
Insecticides	(34)	(2)%	2%	(5)%	1%	—%
Fungicides	278	27%	4%	22%	3%	(2)%
Other	13	3%	(8)%	11%	—%	—%
Total	$792	12%	5%	6%	2%	(1)%

Crop Protection
Crop protection net sales were $8,476 million in 2022, up 17 percent from $7,253 million in 2021. The increase was driven by an 11 percent increase in price and a 9 percent increase in volumes. These gains were partially offset by a 3 percent unfavorable currency impact.

The increase in price, led by North America and Latin America, reflected pricing for higher raw material and logistical costs and the value of our differentiated technology. The increase in volume was driven by continued penetration of new products, including EnlistTM and ArylexTM herbicides and IsoclastTM insecticide, with new product sales up 33 percent compared to the same period last year. Unfavorable currency impacts were led by the Euro and the Turkish Lira, partially offset by the Brazilian Real.

Segment Operating EBITDA was $1,684 million in 2022, up 40 percent from $1,202 million from 2021. Pricing and volume gains and productivity actions more than offset higher input costs, including raw material costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 330 basis points versus the prior-year period largely driven by pricing execution and new and differentiated technology.

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

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Effective January 1, 2021, on a prospective basis, the company excludes from segment operating EBITDA net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments, environmental remediation and legal costs associated with legacy businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as "earnings (loss) per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Year Ended December 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations after income taxes	$1,216	$1,822	$756
Provision for (benefit from) income taxes on continuing operations	210	524	(81)
Income (loss) from continuing operations before income taxes	1,426	2,346	675
Depreciation and amortization	1,223	1,243	1,177
Interest income	(124)	(77)	(56)
Interest expense	79	30	45
Exchange (gains) losses	229	54	174
Non-operating (benefits) costs[1]	(111)	(1,256)	(316)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[2]	—	—
Significant items (benefit) charge	502	236	388
Operating EBITDA (Non-GAAP)	$3,224	$2,576	$2,087
1.    The year ended December 31, 2021 includes non-cash benefits related to the 2020 OPEB Plan Amendments. Refer to Note 17 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements, for additional information.
2.     Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gains or losses from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no unrealized mark-to-market (gain) loss for the year ended December 31, 2020.

Significant Items

	Year Ended December 31,
(In millions)	2022	2021	2020
Restructuring and asset related charges - net	$363	$289	$335
Equity securities mark-to-market gain	—	(47)	—
Employee Retention Credit	(9)	(60)	—
Contract termination	—	54	—
Estimated settlement expense[1]	87	—	—
Inventory write-offs	33	—	—
(Gain) loss on sale of business and assets	(15)	—	53
Loss on exit of non-strategic asset	5	—	—
AltEn facility remediation charges	33	—	—
Seed sale associated with Russia Exit[2]	(3)	—	—
Settlement costs associated with the Russia Exit	8	—	—
Total pretax significant items (benefit) charge	502	236	388
Total tax (benefit) charge impact of significant items[3]	(102)	(51)	(86)
Tax only significant item (benefit) charge[4]	(133)	(9)	(192)
Total significant items (benefit) charge, net of tax	$267	$176	$110
1.Consists of estimated Lorsban® related charges.
2.Includes a benefit of $3 million relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $8 million of net sales and $5 million of cost of goods sold.
3.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
4.The tax only significant item benefit for the year ended December 31, 2022 relates to the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes, the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil and a worthless stock deduction in the U.S. in the amount of $(55) million, $(36) million, and $(42) million, respectively. The tax only significant item benefit for the year ended December 31, 2021 reflects a net benefit for the impact of changes in valuation allowances recorded against the net deferred tax asset positions of two legal entities in Brazil of $(57) million and $44 million, as well as an adjustment related to the impacts of Swiss Tax Reform of $4 million. The tax only significant item benefit for the year ended December 31, 2020 reflects the impacts of the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") ($(182) million benefit) and a benefit due to an elective change in accounting method that alters the 2019 impact of the Separation on foreign tax provisions ($(29) million benefit),

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

partially offset by a state tax valuation allowance in the U.S. based on a change in judgment about the realizability of a deferred tax asset ($19 million charge).

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Year Ended December 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations attributable to Corteva common stockholders	$1,205	$1,812	$736
Less: Non-operating benefits (costs), after tax	80	955	237
Less: Amortization of intangibles (existing as of Separation), after tax	(542)	(562)	(518)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax[1]	—	—
Less: Significant items benefit (charge), after tax	(267)	(176)	(110)
Operating Earnings (Loss) (Non-GAAP)	$1,934	$1,595	$1,127

	Year Ended December 31,
	2022	2021	2020
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted	$1.66	$2.44	$0.98
Less: Non-operating benefits (costs), after tax	0.11	1.29	0.32
Less: Amortization of intangibles (existing as of Separation), after tax	(0.75)	(0.76)	(0.69)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax[1]	—	—
Less: Significant items benefit (charge), after tax	(0.37)	(0.24)	(0.15)
Operating Earnings (Loss) Per Share (Non-GAAP)	$2.67	$2.15	$1.50
Diluted Shares Outstanding (in millions)	724.5	741.6	751.2
1.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no unrealized mark-to-market (gain) loss for the year ended December 31, 2020.

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(Dollars in millions)	December 31, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$3,315	$4,545
Total debt	$1,307	$1,117

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings assigned to EIDP are as follows:

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

The company had access to approximately $6.0 billion and $6.4 billion at December 31, 2022 and 2021, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, funding of acquisitions and funding Corteva's costs and expenses.

In November 2018, EIDP entered into a $3 billion, 5-year revolving credit facility and a $3 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”). The 2018 Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year revolving credit facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2022, the company was in compliance with these covenants.

In May 2020, EIDP issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering are used for general corporate purposes.

In May 2022, the company entered into a $500 million, 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) expiring in May 2023. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility will be used for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2022, the company was in compliance with these covenants. In January 2023, the company amended and restated the 364-Day Revolving Credit Facility agreement to increase the facility amount to $1 billion and extend the expiration date from May 2023 to January 2024.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2022 was approximately $75 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

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

In February 2022, the company entered into a committed receivable repurchase facility of up to $500 million (the "2022 Repurchase Facility") which expired in December 2022. Under the 2022 Repurchase Facility, Corteva sold a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agreed to repurchase at a future date.
The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 9 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements for more information.
The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of its seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at December 31, 2022 and December 31, 2021 are $3.3 billion and $4.5 billion, respectively, of which $2.0 billion and $2.9 billion at December 31, 2022 and 2021, respectively, was held by subsidiaries in foreign countries, including United States territories. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2022, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Capacity Expansion
During 2022, the company's previously announced expansion of Spinosyns fermentation capacity was completed. Production began upon completion of the expansion and is on track to achieve the expected 30 percent increase in capacity over the next several years.

	For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash provided by (used for) operating activities	$872	$2,727	$2,064

Cash provided by (used for) operating activities for the year ended December 31, 2022 was $872 million compared to $2,727 million for the year ended December 31, 2021. The change in cash provided by (used for) operating activities was driven by higher earnings offset by changes in working capital primarily driven by an increase in inventories reflecting a rebuild of safety stocks to support growth, higher input and commodity costs as well as the impact from market volatility, higher receivables from revenue growth and changes in deferred revenue due to lower increases in prepayments from customers.

Cash provided by (used for) operating activities for the year ended December 31, 2021 was $2,727 million compared to $2,064 million for the year ended December 31, 2020. The increase in cash provided by (used for) operating activities was driven by an increase in net income, and improvement in working capital primarily driven by higher customer prepayments and higher accounts payable.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash provided by (used for) investing activities	$(632)	$(362)	$(674)

Cash provided by (used for) investing activities was $(632) million for the year ended December 31, 2022 compared to $(362) million for the year ended December 31, 2021. The change was primarily due to higher purchases of investments, lower proceeds from sales and maturities of investments, escrow funding associated with acquisitions and higher capital expenditures.

Cash provided by (used for) investing activities was $(362) million for the year ended December 31, 2021 compared to $(674) million for the year ended December 31, 2020. The change was primarily due to lower purchases of investments and proceeds of marketable securities, partially offset by higher capital expenditures.

Capital expenditures totaled $605 million, $573 million, and $475 million for the years ended December 31, 2022, 2021 and 2020, respectively. The company expects 2023 capital expenditures to be approximately $650 million.

	For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash provided by (used for) financing activities	$(1,180)	$(1,266)	$303

Cash provided by (used for) financing activities was $(1,180) million for the year ended December 31, 2022 compared to $(1,266) million for the year ended December 31, 2021. The change was primarily due to higher borrowings partially offset by higher repurchases of common stock, lower proceeds from stock options and higher dividends paid to stockholders.

Cash provided by (used for) financing activities was $(1,266) million for the year ended December 31, 2021 compared to $303 million for the year ended December 31, 2020. The change was primarily due to lower borrowings and higher repurchases of Corteva common stock.

During 2022, the company's Board of Directors authorized and paid quarterly dividends on its common stock of $0.14, $0.14, $0.15, and $0.15 in the first, second, third and fourth quarters, respectively.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan").

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). The company repurchased approximately $1.3 billion under the 2021 Share Buyback Plan since the inception of the plan. In connection with the 2021 Share Buyback Plan, the company repurchased and retired 17,425,000 shares and 5,572,000 shares during the years ended December 31, 2022 and 2021, respectively, in the open market for a total cost of $1 billion and $250 million, respectively.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share BuyBack Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021 and repurchased and retired 24,705,000 shares between the years ended December 31, 2019 and 2021 in the open market. See Note 16 - Stockholders' Equity, to the Consolidated Financial Statements, for additional information related to the share buyback plans.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

EIDP Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EIDP Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide a Liquidity discussion, only for the differences between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities
EIDP’s cash provided by (used for) operating activities for the year ended December 31, 2022 was $839 million compared to $2,689 million for the year ended December 31, 2021. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities."

EIDP’s cash provided by (used for) operating activities for the year ended December 31, 2021 was $2,689 million compared to $1,986 million for the year ended December 31, 2020. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2022 was $(632) million compared to $(362) million for the year ended December 31, 2021. The change was primarily driven by the items noted on page 50, under the header "Cash provided by (used for) investing activities."

EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2021 was $(362) million compared to $(674) million for the year ended December 31, 2020. The change was primarily driven by the items noted on page 50, under the header "Cash provided by (used for) investing activities."

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $(1,147) million for the year ended December 31, 2022 compared to $(1,228) million for the year ended December 31, 2021. The change was primarily driven by higher borrowings partially offset by higher payments on debt.

EIDP’s cash provided by (used for) financing activities was $(1,228) million for the year ended December 31, 2021 compared to $381 million for the year ended December 31, 2020. The change was primarily driven by lower proceeds from issuance of long-term debt partially offset by lower payments on long-term debt on related party debt.

See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information on the related party loan between EIDP and Corteva, Inc.

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

Substantially all of the company's benefit obligation for pensions and OPEB are attributable to the benefit plans in the U.S. In the U.S., the single equivalent discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. The company measures the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company primarily utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date for non-U.S. benefit plans. The weighted average discount rates used in developing the 2023 net periodic pension and OPEB costs are expected to be 5.17 percent and 5.09 percent, respectively.

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The expected long-term rate of return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. In determining the 2022 net periodic pension cost in the U.S., an assumption of 4.5 percent for expected long-term rate of return on plan assets was used. After re-evaluating the current strategic asset allocation and recent market conditions, the company kept the expected long-term rate of return on plan assets assumption at 4.5 percent to be used in determining the 2023 net periodic pension cost in the U.S. Consistent with prior years, the expected long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. For the years ended December 31, 2022 and 2021, the market-related value of assets is calculated by averaging market returns over 36 months.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	December 31, 2022	December 31, 2021	December 31, 2020
Market-related value of assets	$13.6	$17.2	$16.3
Fair value of plan assets	12.3	17.5	17.5

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2022:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(18)	$18
Expected rate of return on plan assets	33	(33)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-Term Employee Benefits" beginning on page 57 and in Note 17 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2022, the company had accrued obligations of $512 million for probable

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

environmental remediation and restoration costs, including $61 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately $600 million above the accrued obligations amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see "Environmental Matters" section on page 58 and Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Indemnification Assets
The company has entered into various agreements where the company is indemnified for certain liabilities by DuPont, Dow, and Chemours. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. In assessing the probability of recovery, the company considers the contractual rights under the separation agreements and any potential credit risk. Future events, such as potential disputes related to recovery as well as the solvency of DuPont, Dow, and/or Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information related to indemnifications.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Deferred income taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the company will realize deferred tax assets could result in recording a valuation allowance, thereby reducing the deferred tax asset and generating a deferred tax expense in the relevant period. In some situations, these changes could be material. See Note 7 - Income Taxes, to the Consolidated Financial Statements for additional information.

At December 31, 2022, the company had a net deferred tax liability balance of $640 million, inclusive of a valuation allowance of $342 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 7 - Income Taxes, to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

Valuation of Assets and Impairment Considerations
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangible assets, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the company's valuation methodologies include revenue growth rates, EBITDA margin estimates, royalty rates, and discount rates. Although the estimates are deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

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

The company tests goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and / or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. The company’s reporting units included seed, crop protection and digital until its April 2022 implementation of a global business unit organization model (“BU Reorganization”), after which its reporting units are seed and crop protection. The BU Reorganization resulted in the company’s digital reporting unit being merged into the seed and crop protection reporting units with the goodwill relating to the former digital reporting unit being reassigned to the seed and crop protection reporting units using a relative fair value allocation approach.

For purposes of goodwill impairment testing, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the company level include GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, and overall financial performance. Qualitative factors assessed at the reporting unit level include changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

material prices, and financial performance of the reporting unit. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company’s significant assumptions in these analyses include future cash flow projections, weighted average cost of capital, the terminal growth rate and the tax rate. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and assumed business strategy from a market participant perspective and includes an estimate of long-term future growth rates based on such strategy. Actual results may differ from those assumed in the company’s forecasts. The company derives its discount rates using a capital asset pricing model and analyzes published rates for industries relevant to its reporting units to estimate the cost of equity financing. The company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies.

As a result of the BU Reorganization, the company determined that a triggering event had occurred during the second quarter of 2022 that required an interim impairment assessment as of April 1, 2022. The interim impairment assessment was performed on the seed, crop protection, and the former digital reporting units immediately prior to the BU Reorganization and for the seed and crop protection reporting units immediately after the BU Reorganization resulting in no goodwill impairment charges.

Qualitative interim impairment assessments were performed for the seed and crop protection reporting units as of April 1, 2022. Based on the qualitative assessment performed, it was more likely than not that the fair value of each reporting unit exceeded the carrying value and therefore a quantitative test was not performed.

A quantitative impairment assessment was performed for the former digital reporting unit as of April 1, 2022 using a combination of the discounted cash flow model (a form of the income approach) and the market approach. The discount rate used in the company’s valuation was 19.0 percent.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the quantitative annual goodwill impairment analyses performed in the fourth quarter 2022, which were performed using the income approach, the company concluded the fair value of each of the reporting units exceeded their respective carrying values by more than 50.0 percent, and no goodwill impairment charge was necessary. The discount rate used in the company’s valuations was 11.0 percent.

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

At December 31, 2022, the balance of prepaid royalties reflected in other current assets and other assets was $224 million and $101 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation was that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company committed to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company has begun to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). As of December 31, 2022, Enlist E3TM trait platform has grown to approximately 50 percent of our soybean portfolio. Royalty expense has therefore significantly increased through higher amortization of the prepaid royalty.

In connection with the departure from these traits in the company's product portfolio, beginning January 1, 2020 the company presents and discloses the accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represents the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the per unit cash rate per the Roundup Ready 2 License Agreement. For the year ended December 31, 2022, the company recognized $109 million in restructuring and asset related charges - net in the Consolidated Statement of Operations from non-cash accelerated prepaid royalty amortization expense. The expected non-cash accelerated prepaid royalty amortization expense estimated for 2023 is approximately $75 million, aggregating to approximately $130 million over the subsequent two years.
Further changes in factors and assumptions associated with usage of the trait platform licensed under the Roundup Ready 2 License Agreement, including the Transition Plan, could further impact the rate of recognition of the prepaid royalty and Consolidated Statement of Operations presentation of the accelerated prepaid royalty amortization expense.

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Historically, the company has not made significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

MOU Escrow Contributions
On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Pending Arbitration, and to establish a cost sharing arrangement for potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). Under the terms of the MOU, Corteva’s estimated aggregate share of the potential $2 billion is approximately $600 million. In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account ("MOU Escrow Account"). The MOU provides that contributions to the MOU Escrow Account will be made by Chemours, DuPont and Corteva, annually over an eight-year period through 2028. Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva, together, will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the MOU Escrow Account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva, together, will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million pursuant to the terms of the Letter Agreement.

The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2022. Refer to Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further details on the MOU and funding of the MOU Escrow Account.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Contractual Obligations
Our principal commitments consist of long-term debt, operating and finance lease obligations and environmental remediation obligations. Refer to further Note 14 - Long-Term Debt and Available Credit Facilities, Note 13 – Leases, and Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, respectively, for further discussion.

Information related to the company's other significant contractual obligations are summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2022	2023	2024 and beyond
Expected cumulative cash requirements for interest payments through maturity	$237	$52	$185
Purchase obligations[1]	2,023	789	1,234
License agreements[2,3]	168	123	45
Other liabilities[2,4]	275	26	249
Total [5]	$2,703	$990	$1,713
1.Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.
2.Included in the Consolidated Financial Statements.
3.    Represents undiscounted remaining payments under Pioneer license agreements (approximately $150 million on a discounted basis).
4.    Includes liabilities related to employee-related benefits other than pension and other post employment benefits, asset retirement obligations and other noncurrent liabilities.
5.    Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 7 - Income Taxes, to the Consolidated Financial Statements for additional detail.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

Long-Term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees ("other post employment benefits" or "OPEB"). Substantially all of the company's worldwide benefit obligation for pensions and OPEB obligations are attributable to the U.S. benefit plans.

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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans, and on November 30, 2018, the company froze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans, resulting in the participants no longer accruing additional benefits. In addition to the changes to the U.S. pension plans, OPEB eligible employees who were under the age of 50 as of November 30, 2018 will not receive post employment medical, dental and life insurance benefits. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post employment medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

In December 2020, the company amended its retiree medical, dental and life insurance plans resulting in the company no longer providing retiree dental and life insurance benefits effective January 1, 2022 and Corteva’s portion of the cost of non-Medicare retiree medical coverage no longer being adjusted for cost increases, which capped the Corteva cost at the level as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $939 million decrease in OPEB benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income (loss) for the year ended December 31, 2020. During 2021, a substantial amount of the prior service benefit within other

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

comprehensive income (loss) in 2020 was recognized in other income (expense) - net in the Consolidated Statement of Operations.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the years ended December 31, 2022, 2021 or 2020.

Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $6 million, $8 million, and $9 million to its funded pension plans other than the principal U.S. pension plan for the years ended December 31, 2022, 2021 and 2020, respectively.
U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $53 million, $41 million, and $53 million to its unfunded plans for the years ended December 31, 2022, 2021 and 2020, respectively.
The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $122 million, $198 million, and $207 million for the years ended December 31, 2022, 2021 and 2020, respectively. Changes in cash requirements reflect the net impact of per capita health care cost, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2023, the company expects to contribute approximately $50 million to its pension plans other than the principal U.S. pension plan and approximately $135 million to its OPEB plans. The company does not anticipate making contributions to its principal U.S. pension plan in 2023.

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income (loss) from continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020 was affected by pre-tax charges related to long-term employee benefits:

	For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net periodic benefit (credit) cost - pension and OPEB	$(142)	$(1,292)	$(340)
Defined contributions	133	125	127
Long-term employee benefit plan (credit) charges - continuing operations	$(9)	$(1,167)	$(213)

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee benefit plan credits were $(9) million and $(1,167) million for the years ended December 31, 2022 and 2021, respectively. The change is due to the 2020 OPEB Plan amendments. See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 51 of this report for additional information on determining annual expense.

For 2023, long-term employee benefit costs are expected to increase by about $300 million. The change is mainly due to an increase in discount rates and a decrease in asset returns due to lower pension plan assets.

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

Pre-tax environmental expenses charged to income (loss) from continuing operations before income taxes are summarized below:

	For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Environmental operating costs	$154	$144	$138
Environmental remediation costs[1]	84	46	63
	$238	$190	$201
1.Environmental remediation costs include costs that are subject to the $200 million threshold and sharing arrangements as discussed in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, under the header Corteva Separation Agreement.

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

About 85 percent of total pre-tax environmental operating costs charged to income (loss) from continuing operations for the year ended December 31, 2022 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2020	$329
Remediation payments	(35)
Net increase in remediation accrual [1]	46
Net change, indemnification [2]	112
Balance at December 31, 2021	$452
Remediation payments	(49)
Net increase in remediation accrual [1]	84
Net change, indemnification [2]	25
Balance at December 31, 2022[3]	$512
1.Excludes indemnified remediation obligations.
2.Represents the net change in indemnified remediation obligations based on activity as well as the removal from EIDP's accrued remediation liabilities of obligations that have been fully transferred to Chemours and DuPont. Pursuant to the Chemours Separation Agreement and subsequent MOU, and the Corteva Separation Agreement, as discussed in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, EIDP is indemnified by Chemours and DuPont for certain environmental matters.
3.Includes accrued obligations of $137 million due in the next twelve months with the remainder being due subsequent to 2023.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 million above the amount accrued as of December 31, 2022. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company. Refer to Note 15 – Commitments and Contingent Liabilities for further details on the company’s accrued obligations at December 31, 2022.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As of December 31, 2022, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 500 sites around the U.S., including approximately 120 sites for which the company does not believe it has liability based on current information. Active remediation is under way at approximately 60 of the about 500 sites. In addition, the company has resolved its liability at about 210 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. There were no new notices in 2022 or 2021.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $5 million for the year ended December 31, 2022. The company currently estimates expenditures for environmental-related capital projects to be approximately $10 million in 2023.

Climate Change
The company believes that climate change is an important global environmental concern that presents risks and opportunities, of which the Sustainability and Innovation Committee of the Board of Directors maintains oversight. Management regularly assesses and manages climate-related issues. Across its business, individuals who are responsible for climate-related initiatives may have annual performance goals tied to the delivery of projects related to these initiatives.

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

Extreme and volatile weather due to climate change may have an adverse impact on our customers’ ability to use the company's products and seed supply, potentially reducing sales volumes, revenues and margins. The company continuously evaluates opportunities for existing and new product and service offerings to meet the anticipated demands of climate-smart agriculture and mitigate the impact of extreme and volatile weather. The company integrates processes for identifying, assessing and managing climate-related risk into its enterprise risk management program.

The company completed a non-financial materiality assessment and identified short-, medium- and long-term climate-related risks and opportunities. The results of this assessment are integrated into the company's businesses, strategy and financial planning. Corteva has an established climate strategy, including commitments to reduce greenhouse gas emissions. The company is seeking ways to reduce its impact and providing tools and incentives for customers to do the same. Corteva champions climate positive agriculture, utilizing carbon storage and other means to remove more carbon from the atmosphere than it emits without sacrificing farmer productivity or ongoing profitability.

While Corteva is working to reduce its role in the emission of greenhouse gasses it also invests in enabling innovation that can create a more resilient agriculture value chain. The company engages with multiple stakeholders and partners around the globe regarding our innovations and actionable ideas to help safeguard the health and well-being of the planet and its people.

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the company enters into derivative instruments to hedge its exposure to foreign currency and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 19 - Financial Instruments, to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts may be used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian Real, European Euro ("EUR"), Swiss franc, and Canadian dollar. The company uses foreign exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions, investment in foreign subsidiaries, as well as the translation of foreign currency-denominated earnings and uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. In addition to the contracts disclosed in Note 19 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company may enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2022 and 2021, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2022 and 2021. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(Dollars in millions)	2022	2021	2022	2021
Foreign currency contracts	$25	$44	$(208)	$(211)

The potential gain/loss in value for each risk management portfolio described above would be offset in part by changes in the value of the underlying exposure.

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

As of December 31, 2022, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

EIDP, Inc.

a)        Evaluation of Disclosure Controls and Procedures

EIDP maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in EIDP's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2022, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of February 9, 2023 are set forth below:

Charles V. Magro, age 53, was named Chief Executive Officer of Corteva effective November 2021. Prior to joining Corteva on November 1, 2021, Mr. Magro served as President and CEO of Nutrien Ltd. from the company’s launch in 2018 until April 2021. From 2014 to 2018, he served as President and CEO of Agrium Inc., which merged with Potash Corporation of Saskatchewan Inc. to create Nutrien Ltd. As President and CEO of Nutrien Ltd., Mr. Magro led more than 27,000 employees to achieve best-in-class engagement, top safety performance and exceptional business results. He also led the company through numerous M&A transactions, expanding globally and restructuring the industry. Prior to this role, Mr. Magro held a variety of other key leadership positions with the company, including Chief Operating Officer, Chief Risk Officer, Executive Vice President of Corporate Development, and Vice President of Manufacturing. He joined Agrium Inc. in 2009 following a productive career with NOVA Chemicals Corp. From 2018 to 2022, Mr. Magro served on the Canadian Pension Plan Investment Board. In May 2022, Mr. Magro joined the board of Ingredion, Incorporated, a leading global ingredient solutions provider. Mr. Magro also currently serves on the board of directors of CropLife International, Business Roundtable and the IMAGINE Food Collective. He is also a member of the University of Waterloo Dean's Advisory Council.

David J. Anderson, age 73, was named Executive Vice President and Chief Financial Officer of Corteva effective April 2021. Mr. Anderson is an experienced Chief Financial Officer, with a career spanning a number of diverse global companies across a range of industries. Prior to joining Corteva in April 2021, Mr. Anderson was interim chief financial officer at Criteo S.A. from May 2020 to August 2020, which he joined after serving as chief financial officer and chief operating officer at Nielsen Holdings plc from September 2018 to December 2019. He previously served as executive vice president and chief financial officer of Alexion Pharmaceuticals from December 2016 to August 2017, which he joined following his tenure of more than a decade as the chief financial officer for Honeywell. Prior to that, Mr. Anderson was the chief financial officer for ITT, Inc., Newport News Shipbuilding Inc., and RJR Nabisco, Inc. Mr. Anderson previously served on the boards of American Electric Power from 2011 through June 2022 and Cardinal Health from April 2014 to September 2018.

Timothy P. Glenn, age 56, was named Executive Vice President, Seed Business Unit of Corteva effective April 2022. A global agricultural industry leader, Mr. Glenn has more than three decades of experience across all facets of business leadership for seeds and crop protection, including sales, marketing, integrated operations, and commercial effectiveness. Mr. Glenn previously served as Executive Vice President, Chief Commercial Officer of Corteva from 2018 to April 2022. Prior to this, he served as Vice President, Global Seed Business Platform of DowDuPont Inc. since 2017. From 2015 to 2017, Mr. Glenn served as President, DuPont Crop Protection, and from 2014 to 2015, he served as vice president, integrated operations and commercial effectiveness for DuPont Pioneer. He previously held other leadership positions at DuPont Pioneer, including regional business director, Latin America and Canada, after rejoining DuPont Pioneer in 2006 as director, North America Marketing. In 1997, he joined Dow AgroSciences as corn product manager, Mycogen Seeds, and served in sales and business leadership roles in the crop protection and seeds businesses of Dow AgroSciences. He first joined Pioneer Hi-Bred International, Inc. in 1991, and held a variety of marketing roles in seed markets around the world. Mr. Glenn is a member of the Iowa Business Council and currently vice chair for the Food Bank of Iowa Board of Directors.

Robert King, age 52, was named Executive Vice President, Crop Protection Business Unit of Corteva effective April 2022. Mr. King is a highly experienced executive in the specialty chemicals and agriculture industry. Prior to joining Corteva, Mr. King served as Senior Vice President and Chief Integrated Supply Chain Officer at Nouryon from December 2020 to March 2022, where he spearheaded the global and cross-business integration of the company’s supply chain. From December 2019 to December 2020, he previously served as Vice President of Global Operations for PPG’s industrial segment. Mr. King was also the Vice President of Global Supply Chain from July 2018 to December 2019 for Nutrien Ltd., where he worked for five years and was appointed to lead the centralization of the company’s supply chain. Prior to this, he served as a Regional Manager at

Part III

Nutrien Ltd. and as the Vice President of Nitrogen Operations and Services at Agrium Inc. in Canada before the company became Nutrien in July 2018. Mr. King started his career at Celanese Corp., where he worked for nearly two decades and held management roles around the world.

Dr. Samuel Eathington, age 54, was named Executive Vice President, Chief Technology and Digital Officer of Corteva effective April 2022, where he is responsible for leading the company’s global research and development organization, building and expanding its industry-leading pipeline, and overseeing all aspects of Corteva’s digital farming strategy and investments. He is also responsible for our sustainable innovation commitments. He joined Corteva in November 2020 and served as senior vice president, chief technology officer from January 2021 until April 2022. A recognized leader in agricultural innovation, Dr. Eathington served as chief science officer of The Climate Corporation (part of the crop science division of Bayer AG) from December 2015 until April 2020. Prior to assuming that role, Dr. Eathington spent 19 years with Monsanto Corporation, rising through the ranks in quantitative traits and molecular breeding to become vice president, global plant breeding beginning in February 2011.

Cornel B. Fuerer, age 56, was named Senior Vice President, General Counsel and Secretary of Corteva effective May 2019, where he is responsible for legal, compliance, enterprise risk management, government and industry affairs and corporate communications. Mr. Fuerer previously served as general counsel of the agriculture division of DowDuPont Inc. since June 2018 and prior to that served as associate general counsel supporting the agriculture division of DowDuPont after the Merger in September 2017. From 2013 to 2017, he served as associate general counsel of DuPont with responsibility for the legal affairs of DuPont’s agriculture business and from 2012 to 2013 he served as the corporate secretary of DuPont. From 2007 to 2012, Mr. Fuerer served as the vice president, general counsel and company secretary of Solae, a food ingredients joint venture between DuPont and Bunge. After joining DuPont in 1995 as an attorney in Geneva, Switzerland, he served in various legal roles in Hong Kong and Wuppertal, Germany until his appointment at Solae in 2007.

Audrey Grimm, age 42, was named Senior Vice President and Chief Human Resources and Diversity Officer of Corteva effective March 2022. Since 2021 she served as Vice President, Europe, Middle East and Africa (EMEA) HR, with added responsibility for the company’s global culture and Inclusion, Diversity & Equity efforts, and before that as HR Director for the EMEA region from 2017 to 2021. Ms. Grimm spent her early career with Dow Chemical, where she held series of progressive HR roles leading to her appointment as Vice President, HR of the Agricultural division of Dow Chemical in 2015.

Brian Titus, age 50, was named Vice President, Controller and Principal Accounting Officer of Corteva effective May 2019. Mr. Titus previously served as the controller and principal accounting officer of the agriculture division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the director of corporate accounting from 2014 to 2015 and global finance leader of DuPont Crop Protection from 2013 to 2014. Prior to joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services.

Part III

ITEM 11.  EXECUTIVE COMPENSATION

Information related to executive compensation and the company's equity compensation plans is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each director, executive officer, and all directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Corteva, Inc., including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2023 Annual Meetings of Stockholders of Corteva, Inc., including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits:
1.Corteva Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Corteva Financial Statement Schedule (presented below)
3.EIDP Financial Statements (Starting on page F-68 of this report).
4.EIDP Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (Corteva, Inc. and EIDP)
(Dollars in millions)

	For the Year Ended December 31,
	2022	2021	2020
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$210	$208	$174
Additions charged to expenses	3	6	52
Deductions from reserves[1]	(19)	(4)	(18)
Balance at end of period	$194	$210	$208
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$366	$453	$457
Additions charged to expenses	87	97	56
Deductions from reserves[2]	(111)	(184)	(60)
Balance at end of period	$342	$366	$453
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

5.Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019.

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc.

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4.1	Description of Corteva, Inc. registered securities (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

4.2
Description of E. I. du Pont de Nemours and Company registered securities (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

10.1*	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed on June 3, 2019).

10.2*	Employee Matters Agreement by and among DowDuPont Inc., Dow Inc., and Corteva, Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.3*	SpecCo/AgCo Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

10.4*	Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.6	Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.7	Amendment No. 1 to Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.8	Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.9	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.

10.10	The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.)

10.11	E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.12	E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.13	E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.14	E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.15	Letter Agreement between Charles Victor Magro and Corteva, Inc., dated October 25, 2021 (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 28, 2021).

10.16	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.2 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 28, 2021).

10.17*	Letter Agreement effective as of June 1, 2019 by and between DowDuPont Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.2 to Corteva's Current Report on Form 8-K (Commission file number 001-38710) filed June 3, 2019)

10.18*	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed January 22, 2021)

10.19	Form of Award Terms for Options granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.20	Form of Award Terms for Performance Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 5, 2022).

10.21
Form of Award Terms for Restricted Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 5, 2022).

10.22	Form of Special CFO RSU Agreement (incorporated by reference from Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed April 6, 2021).

10.23
Corteva, Inc. Global Omnibus Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Corteva’s Registration Statement on Form S-8 (Commission file number 333-249887), filed November 5, 2020).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - Corteva, Inc.

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - EIDP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

* Upon request of the U.S. Securities and Exchange Commission (the "SEC"), Corteva hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement; provided, however, that Corteva may omit confidential information pursuant to Item 601(b)(10) or request confidential treatment pursuant to Rule 24b-2 of the Exchange Act of any schedule or exhibit so furnished.

Corteva

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2023
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023
Charles V. Magro

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 9, 2023
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 9, 2023
Lamberto Andreotti

/s/ David C. Everitt	Director	February 9, 2023
David C. Everitt

/s/ Klaus A. Engel	Director	February 9, 2023
Klaus A. Engel

/s/ Michael O. Johanns	Director	February 9, 2023
Michael O. Johanns

/s/ Janet P. Giesselman	Director	February 9, 2023
Janet P. Giesselman

/s/ Karen H. Grimes	Director	February 9, 2023
Karen H. Grimes

/s/ Rebecca B. Liebert	Director	February 9, 2023
Rebecca B. Liebert

/s/ Marcos M. Lutz	Director	February 9, 2023
Marcos M. Lutz

/s/ Nayaki R. Nayyar	Director	February 9, 2023
Nayaki R. Nayyar

/s/ Kerry J. Preete	Director	February 9, 2023
Kerry J. Preete

/s/ Patrick J. Ward	Director	February 9, 2023
Patrick J. Ward

/s/ David J. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2023
David J. Anderson

EIDP, Inc.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2023
EIDP, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023
Charles V. Magro

/s/ David J. Anderson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 9, 2023
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2022, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2022, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David J. Anderson Executive Vice President and Chief Financial Officer
February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill (Seed Reporting Unit) Impairment Assessment

As described in Notes 2 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10.0 billion as of December 31, 2022, and the goodwill associated with the seed reporting unit was $5.3 billion. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Management performs an annual goodwill impairment test in the fourth quarter. If management chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. Management performed quantitative testing on its seed reporting unit and determined that no goodwill impairment existed in 2022. Management determined fair value for the seed reporting unit using a discounted cash flow model. Management’s significant assumptions in this analysis included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 9, 2023

We have served as the Company’s or its predecessor’s auditor since 1946.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2022	2021	2020
Net sales	$17,455	$15,655	$14,217
Cost of goods sold	10,436	9,220	8,507
Research and development expense	1,216	1,187	1,142
Selling, general and administrative expenses	3,173	3,209	3,043
Amortization of intangibles	702	722	682
Restructuring and asset related charges - net	363	289	335
Other income (expense) - net	(60)	1,348	212
Interest expense	79	30	45
Income (loss) from continuing operations before income taxes	1,426	2,346	675
Provision for (benefit from) income taxes on continuing operations	210	524	(81)
Income (loss) from continuing operations after income taxes	1,216	1,822	756
(Loss) income from discontinued operations after income taxes	(58)	(53)	(55)
Net income (loss)	1,158	1,769	701
Net income (loss) attributable to noncontrolling interests	11	10	20
Net income (loss) attributable to Corteva	$1,147	$1,759	$681
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.67	$2.46	$0.98
Basic earnings (loss) per share of common stock from discontinued operations	(0.08)	(0.07)	(0.07)
Basic earnings (loss) per share of common stock	$1.59	$2.39	$0.91
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.66	$2.44	$0.98
Diluted earnings (loss) per share of common stock from discontinued operations	(0.08)	(0.07)	(0.07)
Diluted earnings (loss) per share of common stock	$1.58	$2.37	$0.91

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,158	$1,769	$701
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(340)	(573)	(26)
Adjustments to pension benefit plans	233	1,037	(186)
Adjustments to other benefit plans	191	(621)	671
Unrealized gain (loss) on investments	—	10	(10)
Derivative instruments	8	139	(69)
Total other comprehensive income (loss)	92	(8)	380
Comprehensive income (loss)	1,250	1,761	1,081
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	11	10	20
Comprehensive income (loss) attributable to Corteva	$1,239	$1,751	$1,061

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,191	$4,459
Marketable securities	124	86
Accounts and notes receivable - net	5,701	4,811
Inventories	6,811	5,180
Other current assets	968	1,010
Total current assets	16,795	15,546
Investment in nonconsolidated affiliates	102	76
Property, plant and equipment	8,551	8,364
Less: Accumulated depreciation	4,297	4,035
Net property, plant and equipment	4,254	4,329
Goodwill	9,962	10,107
Other intangible assets	9,339	10,044
Deferred income taxes	479	438
Other assets	1,687	1,804
Total Assets	$42,618	$42,344
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$24	$17
Accounts payable	4,895	4,126
Income taxes payable	183	146
Deferred revenue	3,388	3,201
Accrued and other current liabilities	2,254	2,068
Total current liabilities	10,744	9,558
Long-term debt	1,283	1,100
Other noncurrent liabilities
Deferred income tax liabilities	1,119	1,220
Pension and other post employment benefits - noncurrent	2,255	3,124
Other noncurrent obligations	1,676	1,719
Total noncurrent liabilities	6,333	7,163
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at December 31, 2022 - 713,419,000 and December 31, 2021 - 726,527,000	7	7
Additional paid-in capital	27,851	27,751
Retained earnings (accumulated deficit)	250	524
Accumulated other comprehensive income (loss)	(2,806)	(2,898)
Total Corteva stockholders’ equity	25,302	25,384
Noncontrolling interests	239	239
Total equity	25,541	25,623
Total Liabilities and Equity	$42,618	$42,344

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$1,158	$1,769	$701
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,223	1,243	1,177
Provision for (benefit from) deferred income tax	(286)	174	(330)
Net periodic pension and OPEB benefit, net	(142)	(1,292)	(340)
Pension and OPEB contributions	(182)	(247)	(269)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(18)	(21)	3
Restructuring and asset related charges - net	363	289	335
Other net loss	305	156	290
Changes in assets and liabilities, net
Accounts and notes receivable	(997)	(113)	187
Inventories	(1,715)	(422)	104
Accounts payable	807	524	(118)
Deferred revenue	194	574	71
Other assets and liabilities	162	93	253
Cash provided by (used for) operating activities	872	2,727	2,064
Investing activities
Capital expenditures	(605)	(573)	(475)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	73	75	83
Escrow funding associated with acquisitions	(36)	—	—
Investments in and loans to nonconsolidated affiliates	(12)	(4)	(1)
Purchases of investments	(344)	(204)	(995)
Proceeds from sales and maturities of investments	295	345	721
Other investing activities, net	(3)	(1)	(7)
Cash provided by (used for) investing activities	(632)	(362)	(674)
Financing activities
Net change in borrowings (less than 90 days)	(13)	13	—
Proceeds from debt	1,358	419	2,439
Payments on debt	(1,140)	(421)	(1,441)
Repurchase of common stock	(1,000)	(950)	(275)
Proceeds from exercise of stock options	88	100	56
Dividends paid to stockholders	(418)	(397)	(388)
Payment for acquisition of subsidiary's interest from the noncontrolling interest	—	—	(60)
Other financing activities, net	(55)	(30)	(28)
Cash provided by (used for) financing activities	(1,180)	(1,266)	303
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(278)	(136)	7
Increase (decrease) on cash, cash equivalents and restricted cash equivalents	(1,218)	963	1,700
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873	2,173
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$3,618	$4,836	$3,873
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$75	$30	$36
Income taxes	467	341	229
1. See page F-24 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2020	$7	$27,997	$(425)	$(3,270)	$246	$24,555
Net income (loss)			681		20	701
Other comprehensive income (loss)				380		380
Share-based compensation		60	(1)			59
Common dividends ($0.52 per share)		(194)	(194)			(388)
Repurchase of common stock		(216)	(59)			(275)
Issuance of Corteva stock		56				56
Acquisition of a noncontrolling interest in consolidated subsidiaries		(37)			(15)	(52)
Other - net		41	(2)		(12)	27
Balance at December 31, 2020	$7	$27,707	$—	$(2,890)	$239	$25,063
Net income (loss)			1,759		10	1,769
Other comprehensive income (loss)				(8)		(8)
Share-based compensation		59	(3)			56
Common dividends ($0.54 per share)		(97)	(300)			(397)
Repurchase of common stock		(18)	(932)			(950)
Issuance of Corteva stock		100				100
Other - net					(10)	(10)
Balance at December 31, 2021	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			1,147		11	1,158
Other comprehensive income (loss)				92		92
Share-based compensation		12	(2)			10
Common dividends ($0.58 per share)			(418)			(418)
Repurchase of common stock			(1,000)			(1,000)
Issuance of Corteva stock		88				88
Other - net		—	(1)		(11)	(12)
Balance at December 31, 2022	$7	$27,851	$250	$(2,806)	$239	$25,541

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Notes to the Consolidated Financial Statements

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. is a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity around the globe. Corteva has two reportable segments: seed and crop protection. See Note 22 - Segment Information, to the Consolidated Financial Statements, for additional information on the company's reportable segments.

Throughout these financial statements, except as otherwise noted by the context, the terms "Corteva" or "company" used herein mean Corteva, Inc. and its consolidated subsidiaries (including EIDP) and the term “EIDP” used herein means EIDP, Inc. (formerly known as E. I. du Pont de Nemours and Company) and its consolidated subsidiaries or EIDP, Inc. excluding its consolidated subsidiaries, as the context may indicate.

Principles of Consolidation and Basis of Presentation
On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the completed separation (the “Separation”) of the agriculture business of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DowDuPont” or “DuPont”). The separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock of Corteva, Inc.

Subsequent to the Merger, Historical Dow and EIDP engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products ("Internal Reorganization"). On April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow common stock to holders of DowDuPont's common stock (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

On April 1, 2019, Historical Dow entities, which held certain assets and liabilities aligned with Historical Dow’s agriculture business and the assets and liabilities associated with its specialty products business, respectively, were transferred and conveyed to DowDuPont.

On April 1, 2019 and May 1, 2019, EIDP’s materials science and specialty products entities, along with their respective assets and liabilities, were conveyed to Dow and DowDuPont, respectively. On May 2, 2019, DowDuPont conveyed Historical Dow agricultural entities to EIDP.

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., then a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On May 31, 2019, DowDuPont contributed EIDP to Corteva, Inc. and on June 1, 2019, the Separation was completed. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout these Notes to the Consolidated Financial Statements.

During the first quarter 2020, the company recorded an increase of $40 million to APIC relating to net assets recorded as transferred as part of the 2019 Internal Reorganizations that were retained.

Certain reclassifications of prior year's data have been made to conform to current year's presentation.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual Sales and Segment Operating EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the Consolidated Financial Statements). As of December 31, 2022, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $15 million. We will continue to assess the implications to our operations and financial reporting.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2022 and 2021, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Restricted Cash Equivalents
Restricted cash equivalents primarily consist of trust assets and contributions to the escrow account for the settlement of legacy PFAS matters and the associated qualified spend. Corteva classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, which are included in other current assets and other assets, respectively, in the Consolidated Balance Sheets. See Note 6 - Supplementary Information, to the Consolidated Financial Statements, for further information.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

As of December 31, 2022, approximately 55% and 45% of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. As of December 31, 2021, approximately 60% and 40% of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 10 - Inventories, to the Consolidated Financial Statements, for further information.

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

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If additional quantitative testing is required, the reporting unit's fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the amount of goodwill associated with the reporting unit. The company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach) or the market approach. Under the income approach, fair value is

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis include future cash flow projections, weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies. See Note 12 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for further information on goodwill.

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

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 2 years to 25 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are no longer considered held and used, they are removed from the Consolidated Balance Sheets.

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

The company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. In the Consolidated Statements of Operations, lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. See Note 13 - Leases, to the Consolidated Financial Statements, for further information.

Impairment of Long-Lived Assets
The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. The company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value. Depreciation is recognized over the remaining useful life of the assets.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The company included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. See Note 19 - Financial Instruments, to the Consolidated Financial Statements, for additional discussion regarding the company's objectives and strategies for derivative instruments.

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

Revenue Recognition
The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine the revenue recognition for an arrangement considered to be a contract with a customer, the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 4 - Revenue, to the Consolidated Financial Statements, for additional information on revenue recognition.

Prepaid Royalties
The company currently has certain third-party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as other current assets and other assets in the Consolidated Balance Sheets and are amortized to cost of goods sold in the Consolidated Statement of Operations as seeds containing the respective trait technology are utilized over the life of the license. The rate of royalty amortization expense recognized is based on the company’s strategic plans which include various assumptions and estimates including product portfolio, market dynamics, farmer preferences, growth rates and projected planted acres. Changes in factors and assumptions included in the strategic plans, including potential changes to the product portfolio in favor of internally developed biotechnology, could impact the rate of recognition of the relevant prepaid royalty.

At December 31, 2022, the balance of prepaid royalties reflected in other current assets and other assets in the Consolidated Balance Sheets was $224 million and $101 million, respectively. The majority of the balance of prepaid royalties relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation was that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during the fourth quarter of 2019, the company committed to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
portfolio mix across all brands, including Pioneer® brands, over the subsequent five years. During the ramp-up period, the company has began to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense has therefore increased significantly through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Accounting Guidance Issued But Not Adopted as of December 31, 2022
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU includes amendments that require a buyer in supplier finance programs to disclose key terms of the programs and related obligations, including a rollforward of such obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Retrospective application to all periods in which a balance sheet is presented is required, except for the rollforward requirement, which will be applied prospectively. The adoption of this guidance will result in the company being required to include certain disclosures relating to supplier financing programs and related obligations.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to remaining performance obligations for only those contracts with an original duration of one year or more. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $131 million and $123 million at December 31, 2022 and December 31, 2021, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	December 31, 2022	December 31, 2021
(In millions)
Accounts and notes receivable - trade[1]	$4,261	$3,561
Contract assets - current[2]	$26	$24
Contract assets - noncurrent[3]	$64	$58
Deferred revenue - current	$3,388	$3,201
Deferred revenue - noncurrent[4]	$107	$120
1.Included in accounts and notes receivable - net in the Consolidated Balance Sheets.
2.Included in other current assets in the Consolidated Balance Sheets.
3.Included in other assets in the Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the year ended December 31, 2022, December 31, 2021, and December 31, 2020 from amounts included in deferred revenue at the beginning of the period was $3,150 million, $2,613 million, and $2,540 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue. Net sales by major product line are included below:

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Corn	$5,955	$5,618	$5,182
Soybean	1,810	1,568	1,445
Other oilseeds	714	752	619
Other	500	464	510
Seed	8,979	8,402	7,756
Herbicides	4,591	3,815	3,280
Insecticides	1,831	1,730	1,764
Fungicides	1,450	1,310	1,032
Other	604	398	385
Crop Protection	8,476	7,253	6,461
Total	$17,455	$15,655	$14,217
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	For the Year Ended December 31,
(In millions)	2022	2021	2020
North America[1]	$5,178	$5,004	$4,795
EMEA[2]	1,609	1,599	1,468
Latin America	1,758	1,420	1,117
Asia Pacific	434	379	376
Total	$8,979	$8,402	$7,756

Crop Protection	For the Year Ended December 31,
(In millions)	2022	2021	2020
North America[1]	$3,116	$2,532	$2,373
EMEA[2]	1,647	1,524	1,374
Latin America	2,687	2,125	1,688
Asia Pacific	1,026	1,072	1,026
Total	$8,476	$7,253	$6,461
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Refer to Note 21 - Geographic Information for the breakout of consolidated net sales by geographic area.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company has committed to restructuring actions that, combined with the impact of the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”), is expected to result in total net pre-tax restructuring and other charges of $350 million to $420 million comprised of $105 million to $120 million of severance and related benefit costs, $125 million to $150 million of asset related charges, $65 million to $80 million of costs related to contract terminations (including early lease terminations) and $55 million to $70 million of other charges.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $90 million has been paid through December 31, 2022, and primarily relate to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total net pre-tax restructuring and other charges included $48 million associated with the Russia Exit for the year ended December 31, 2022. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $26 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $2 million and settlement costs of $8 million, respectively. Additional pre-tax charges up to $20 million associated with the Russia Exit are possible, primarily associated with the collectibility of government receivables. The company also recorded a pre-tax benefit of $3 million relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase, which consisted of $8 million of net sales and $5 million of cost of goods sold in the Consolidated Statement of Operations (“Russian Seed Sale”).

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the year ended December 31, 2022 were as follows:

(In millions)	For the Year Ended December 31, 2022
Seed	$120
Crop Protection	41
Corporate expenses	111
Total[1]	$272
1.This amount excludes the pre-tax charges impacting the Seed segment recorded to cost of goods sold and other income (expense) - net in the company's Consolidated Statement of Operations, relating to inventory write-offs of $33 million, and a gain on sale of a business of $15 million, settlement costs associated with the Russia Exit, and charges associated with the exit of a non-strategic asset of $5 million, respectively. This amount also excludes the Russian Seed Sale, which impacted the Seed segment.

The following table is a summary of charges incurred related to 2022 Restructuring Actions for the year ended December 31, 2022:

(In millions)	For the Year Ended December 31, 2022
Severance and related benefit costs	$111
Asset related charges	104
Contract termination charges[1]	57
Total restructuring and asset related charges - net[2]	$272
1.Contract terminations includes early lease terminations.
2.This amount excludes the pre-tax charges impacting the Seed segment recorded to cost of goods sold and other income (expense) - net in the company's Consolidated Statement of Operations, relating to inventory write-offs of $33 million, and a gain on sale of a business of $15 million, settlement costs associated with the Russia Exit, and charges associated with the exit of a non-strategic asset of $5 million, respectively. This amount also excludes the Russian Seed Sale, which impacted the Seed segment.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A reconciliation of the December 31, 2021 to the December 31, 2022 liability balances related to the 2022 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2021	$—	$—	$—	$—
Charges to income from continuing operations	111	104	57	272
Payments	(40)	—	(45)	(85)
Asset write-offs	—	(104)	—	(104)
Balance at December 31, 2022	$71	$—	$12	$83
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete in 2023.

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the year ended December 31, 2022, the company recorded net pre-tax restructuring charges of $160 million inception-to-date under the 2021 Restructuring Actions, consisting of $69 million of severance and related benefit costs, $45 million of asset related charges, $6 million of asset retirement obligations and $40 million of costs related to contract terminations (including early lease terminations). The company does not anticipate any additional material charges from the 2021 Restructuring Actions as actions associated with this charge were substantially complete by the end of 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
(In millions)	2022	2021
Seed	$(1)	$31
Crop Protection	(1)	55
Corporate expenses	(5)	81
Total	$(7)	$167
The following table is a summary of charges incurred related to 2021 Restructuring Actions for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(In millions)	2022	2021
Severance and related benefit costs	$(5)	$74
Asset related charges	—	51
Contract termination charges	(2)	42
Total restructuring and asset related charges - net	$(7)	$167
A reconciliation of the December 31, 2021 to the December 31, 2022 liability balances related to the 2021 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination	Total
Balance at December 31, 2021	$52	$—	$12	$64
Charges to income from continuing operations	(5)	—	(2)	(7)
Payments	(37)	—	(10)	(47)
Asset write-offs	—	—	—	—
Balance at December 31, 2022	$10	$—	$—	$10

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Execute to Win Productivity Program
During the first quarter of 2020, Corteva approved restructuring actions designed to improve productivity through optimizing certain operational and organizational structures primarily related to the Execute to Win Productivity Program. The company recorded net pre-tax restructuring charges of $173 million inception-to-date under the Execute to Win Productivity Program, consisting of $120 million of asset related charges and $53 million of severance and related benefit costs. Actions associated with the Execute to Win Productivity Program were substantially complete by the end of 2020.

The Execute to Win Productivity Program charges related to the segments, as well as corporate expenses for the years ended December 31, 2022, 2021, and 2020, were as follows:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Seed	$—	$—	$15
Crop Protection	(4)	11	98
Corporate expenses	(8)	(2)	63
Total	$(12)	$9	$176

The following table is a summary of charges incurred related to the Execute to Win Productivity Program for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Severance and related benefit costs - net	$(8)	$(2)	$63
Asset related charges	(4)	11	113
Total restructuring and asset related charges - net	$(12)	$9	$176

Other Asset Related Charges
For the years ended December 31, 2022, 2021, and 2020 the company recognized $109 million, $125 million, and $159 million respectively, in restructuring and asset related charges - net in the Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	For the Year Ended December 31,
(In millions)	2022	2021	2020
Interest income	$124	$77	$56
Equity in earnings (losses) of affiliates - net	20	14	—
Net gain (loss) on sales of businesses and other assets[1]	18	21	(2)
Net exchange gains (losses)[2]	(229)	(54)	(174)
Non-operating pension and other post employment benefit credits (costs)[3]	163	1,318	368
Miscellaneous income (expenses) - net[4]	(156)	(28)	(36)
Other income (expense) - net	$(60)	$1,348	$212
1.    The years ended December 31, 2022 and 2021 include a gain of $15 million and $19 million, respectively, relating to the sale of a business in the crop protection segment. The year ended December 31, 2020 includes a loss of $(53) million and a gain of $27 million relating to the sale of the La Porte site, for which the company signed an agreement in 2020, and closed during the first quarter of 2021, and the sale of a business in Asia Pacific in the crop protection segment, respectively.
2.    Includes net pre-tax exchange gains (losses) of $(110) million, $(67) million and $(82) million associated with the devaluation of the Argentine peso for the years ended December 31, 2022, 2021 and 2020, respectively.
3.    Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
4.    Includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. The years ended December 31, 2022 and 2021 also includes the Employee Retention Credit of $9 million and $60 million, respectively, pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”). The year ended December 31, 2022 also includes estimated settlement reserves of $(87) million, losses associated with a previously held equity investment, legal accruals, settlement cost associated with the Russia Exit, and charges associated with the exit of a non-strategic asset. The year ended December 31, 2021 includes a charge related to a contract termination with a third-party service provider of $(54) million, a gain from the remeasurement of an equity investment of $47 million, and an officer indemnification payment.

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

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(217)	$(72)	$(263)
Local tax (expenses) benefits	(10)	(30)	34
Net after-tax impact from subsidiary exchange gain (loss)	$(227)	$(102)	$(229)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(12)	$18	$89
Tax (expenses) benefits	5	(4)	(21)
Net after-tax impact from hedging program exchange gain (loss)	$(7)	$14	$68

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(229)	$(54)	$(174)
Tax (expenses) benefits	(5)	(34)	13
Net after-tax exchange gain (loss)	$(234)	$(88)	$(161)

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

(In millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$3,191	$4,459
Restricted cash equivalents	427	377
Total cash, cash equivalents and restricted cash equivalents	$3,618	$4,836

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters, which are classified as current, and the settlement of legacy PFAS matters and the associated qualified spend, which is classified as noncurrent.

Accounts payable
Accounts payable was $4,895 million and $4,126 million at December 31, 2022 and December 31, 2021, respectively. Accounts payable - trade, which is a component of accounts payable, was $3,717 million and $3,023 million at December 31, 2022 and December 31, 2021, respectively. Accrued discounts and rebates, which is a component of accounts payable, was approximately $1,030 million and $925 million at December 31, 2022 and 2021, respectively. No other components of accounts payable were more than 5 percent of total current liabilities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 7 - INCOME TAXES

Domestic and foreign components of the income (loss) from continuing operations before income taxes and the provision for (benefit from) current and deferred tax expense (benefit) are shown below:

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations before income taxes
Domestic	$(1)	$941	$(83)
Foreign	1,427	1,405	758
Income (loss) from continuing operations before income taxes	$1,426	$2,346	$675
Current tax expense (benefit)
Federal	$65	$(13)	$28
State and local	21	6	9
Foreign	403	329	222
Total current tax expense (benefit)	$489	$322	$259
Deferred tax expense (benefit)
Federal	$(170)	$164	$(116)
State and local	(39)	55	27
Foreign	(70)	(17)	(251)
Total deferred tax expense (benefit)	$(279)	$202	$(340)
Provision for (benefit from) income taxes on continuing operations	210	524	(81)
Net income (loss) from continuing operations after taxes	$1,216	$1,822	$756
The effective income tax rate applicable to income (loss) from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net[1]	(3.5)	(2.5)	(13.9)
Acquisitions, divestitures and ownership restructuring activities[2]	(5.4)	(0.1)	(0.3)
U.S. research and development credit	(2.2)	(2.4)	(2.9)
Exchange gains/losses[3]	3.7	1.9	3.5
State and local incomes taxes - net	0.3	2.1	4.0
Impact of Swiss Tax Reform[4]	—	0.2	(27.0)
Excess tax benefits/deficiencies from stock compensation	(0.7)	(0.2)	1.0
Tax settlements and expiration of statute of limitations	0.1	—	0.4
Repatriation of foreign earnings[5,6]	1.7	1.0	1.0
Other – net[5]	(0.3)	1.3	1.2
Effective tax rate on income from continuing operations	14.7%	22.3%	(12.0)%
1.    Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Includes a tax benefit of $(36) million for the year ended December 31, 2022, relating to the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil. Includes a tax benefit of $(51) million for the year ended December 31, 2020, related to a return to accrual adjustment associated with an elective change in accounting method for the 2019 tax year impact of foreign tax provisions.
2.     Includes net tax benefit of $(55) million for the year ended December 31, 2022, related to deferred tax assets established upon change in a U.S. entity's tax characterization, as well as a net tax benefit of $(42) million for the year ended December 31, 2022, related to worthless stock deduction on Company's investment in a subsidiary after a change in the entity's legal structure.
3.    Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 6 - Supplementary Information, and Note 19 - Financial Instruments, under the heading Foreign Currency Risk.
4.    Reflects tax benefits of $(182) million primarily driven by the recognition of an elective cantonal component of the enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") for the year ended December 31, 2020.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
5.     Prior year amounts in "other - net" and "repatriation of foreign earnings" for the years ended December 31, 2021 and 2020 have been reclassified from their previous presentation to conform to the current year's presentation.
6.     Includes the effect of withholding tax on distribution of foreign earnings to the U.S., net of U.S. foreign tax credits.

Significant components of the company's net deferred tax asset (liability) were attributable to:

Deferred Tax Balances at December 31,	2022		2021
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$447	$—	$341
Operating loss and tax credit carryforwards[1]	363	—	464	—
Accrued employee benefits	680	—	904	—
Other accruals and reserves[3]	545	—	372	—
Intangibles	—	2,106	—	2,260
Inventory	198	—	153	—
Research and development capitalization	418	—	224	—
Investments	40	—	36	—
Unrealized exchange gains/losses	—	29	—	10
Other – net[3]	40	—	42	—
Subtotal	$2,284	$2,582	$2,195	$2,611
Valuation allowances[2]	(342)	—	(366)	—
Total	$1,942	$2,582	$1,829	$2,611
Net Deferred Tax Asset (Liability)	$(640)		$(782)
1.    Primarily related to the realization of recorded tax benefits on tax loss and credit carryforwards from operations in the United States and Spain.
2.    During the year ended December 31, 2022, the company adjusted the valuation allowances recorded against the net deferred tax asset position of various legal entities, the largest of which relates to a legal entity in Brazil that resulted in a tax benefit of $(36) million.
3.     Prior year amounts in "other accruals and reserves" and "other – net" have been reclassified from their previous presentation to conform to the current year's presentation. Adjustments did not impact the amount of the net deferred tax asset (liability) recorded in the Consolidated Balance Sheets.

Details of the company’s operating loss and tax credit carryforwards are shown in the following table:

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2022	2021
Operating loss carryforwards
Expire within 5 years	$127	$123
Expire after 5 years or indefinite expiration	158	210
Total operating loss carryforwards	$285	$333
Tax credit carryforwards
Expire within 5 years	$15	$14
Expire after 5 years or indefinite expiration	63	117
Total tax credit carryforwards	$78	$131
Total Operating Loss and Tax Credit Carryforwards	$363	$464

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Total Gross Unrecognized Tax Benefits	For the Year Ended December 31,
(In millions)	2022	2021	2020
Total unrecognized tax benefits as of beginning of period	$377	$395	$426
Decreases related to positions taken on items from prior years	(3)	(7)	(14)
Increases related to positions taken on items from prior years	4	13	5
Increases related to positions taken in the current year	11	9	6
Settlement of uncertain tax positions with tax authorities	(24)	(17)	(18)
Decreases due to expiration of statutes of limitations	(5)	(16)	(7)
Exchange (gain) loss	(3)	—	(3)
Total unrecognized tax benefits as of end of period	$357	$377	$395
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$139	$157	$156
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$1	$1	$(2)
Total accrual for interest and penalties associated with unrecognized tax benefits at end of period	$13	$11	$18

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made. As of December 31, 2022, the company has made advance deposits of approximately $90 million to a foreign taxing authority, partially as a prerequisite to petition the court related to an open tax examination. These payments are accounted for as a prepaid asset, included in other assets in the Consolidated Balance Sheets.

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2022	Earliest Open Year
Jurisdiction
Argentina	2016
Brazil	2015
Canada	2012
China	2014
France	2019
India	2020
Italy	2017
Switzerland	2016
United States:
Federal income tax	2012
State and local income tax	2008

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $3,810 million at December 31, 2022. Distributions of profits from non-U.S. subsidiaries are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply; these taxes are partially offset by U.S. foreign tax credits. The company is asserting indefinite reinvestment related to certain investments in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

For periods between the Merger on August 31, 2017, and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income. Corteva, DuPont and Dow intend that to the extent federal and/or state corporate income tax

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or Tax Matters Agreement. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further information related to indemnifications between Corteva, DuPont and Dow.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	For the Year Ended December 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations after income taxes	$1,216	$1,822	$756
Net income (loss) attributable to continuing operations noncontrolling interests	11	10	20
Income (loss) from continuing operations attributable to Corteva common stockholders	1,205	1,812	736
(Loss) income from discontinued operations attributable to Corteva common stockholders	(58)	(53)	(55)
Net income (loss) attributable to common stockholders	$1,147	$1,759	$681

Earnings (Loss) Per Share Calculations - Basic	For the Year Ended December 31,
(Dollars per share)	2022	2021	2020
Earnings (loss) per share of common stock from continuing operations	$1.67	$2.46	$0.98
(Loss) earnings per share of common stock from discontinued operations	(0.08)	(0.07)	(0.07)
Earnings (loss) per share of common stock	$1.59	$2.39	$0.91

Earnings (Loss) Per Share Calculations - Diluted	For the Year Ended December 31,
(Dollars per share)	2022	2021	2020
Earnings (loss) per share of common stock from continuing operations	$1.66	$2.44	$0.98
(Loss) earnings per share of common stock from discontinued operations	(0.08)	(0.07)	(0.07)
Earnings (loss) per share of common stock	$1.58	$2.37	$0.91

Share Count Information	For the Year Ended December 31,
(Shares in millions)	2022	2021	2020
Weighted-average common shares - basic	720.8	735.9	748.7
Plus dilutive effect of equity compensation plans[1]	3.7	5.7	2.5
Weighted-average common shares - diluted	724.5	741.6	751.2
Potential shares of common stock excluded from EPS calculations[2]	1.5	2.8	9.4
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable – trade[1]	$4,168	$3,441
Notes receivable – trade[1,2]	93	120
Other[3]	1,440	1,250
Total accounts and notes receivable - net	$5,701	$4,811
1.Accounts receivable – trade and notes receivable – trade are net of allowances of $194 million and $210 million at December 31, 2022 and December 31, 2021, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and crop protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2022 and 2021, there were no significant impairments related to current loan agreements
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $148 million and $104 million as of December 31, 2022 and 2021, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the years ended December 31, 2022 and 2021 respectively:

(In millions)
Balance at December 31, 2020	$208
Net provision for credit losses	1
Write-offs charged against allowance / other	1
Balance at December 31, 2021	$210
Net provision for credit losses	(13)
Write-offs charged against allowance / other	(3)
Balance at December 31, 2022	$194

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

Trade receivables sold under these agreements were $134 million, $272 million, and $255 million for the years ended December 31, 2022, 2021 and 2020, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2022 and 2021 were $37 million and $166 million, respectively. The net proceeds received were included in cash provided by (used for) operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the Consolidated Statements of Operations. The loss on sale of receivables were $19 million, $54 million, and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on the company’s guarantees.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 10 - INVENTORIES

(In millions)	December 31, 2022	December 31, 2021
Finished products	$3,260	$2,497
Semi-finished products	2,689	2,076
Raw materials and supplies	862	607
Total inventories	$6,811	$5,180

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2022	December 31, 2021
Land and land improvements	$416	$420
Buildings	1,541	1,487
Machinery and equipment	6,077	5,729
Construction in progress	517	728
Total property, plant and equipment	8,551	8,364
Accumulated depreciation	(4,297)	(4,035)
Total property, plant and equipment - net	$4,254	$4,329

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 2 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 2 to 7 years.

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Depreciation expense	$521	$521	$495

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2022 and 2021, respectively.

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2020	$4,745	$5,524	$10,269
Currency translation adjustment	(73)	(87)	(160)
Other goodwill adjustments[1]	—	(2)	(2)
Balance as of December 31, 2021	$4,672	$5,435	$10,107
Currency translation adjustment	(63)	(72)	(135)
Other goodwill adjustments[2]	9	(19)	(10)
Balance as of December 31, 2022	$4,618	$5,344	$9,962
1.Consists of the goodwill included in the sale of a business in the seed segment.
2.Consists primarily of the goodwill included in the sale of a business in the crop protection segment and the reassignment of former digital reporting unit goodwill from the seed to the crop protection segment.

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

In April 2022, the company implemented a global business unit organization model ("BU Reorganization"). The BU Reorganization did not have a material impact to the company’s historical reportable segments’ financial measures and had no impact on our determination of operating segments. However, it did result in the company’s digital reporting unit being merged into the seed and crop protection reporting units with the goodwill relating to the former digital reporting unit being reassigned to the seed and crop protection reporting units using a relative fair value allocation approach. As a result of the BU Reorganization, the company determined that a triggering event had occurred during the second quarter of 2022 that required an interim impairment assessment as of April 1, 2022. The interim impairment assessment was performed for the seed, crop protection, and the former digital reporting units immediately prior to the BU Reorganization and for the seed and crop protection reporting units immediately after the BU Reorganization resulting in no goodwill impairment charges.

The company performed annual quantitative testing on all of its reporting units and determined that no goodwill impairments existed in 2022 and 2021. As of December 31, 2022, accumulated impairment losses on goodwill were $4,503 million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,291	$(826)	$5,465	$6,265	$(571)	$5,694
Customer-related	1,912	(585)	1,327	1,953	(487)	1,466
Developed technology	1,485	(830)	655	1,485	(679)	806
Trademarks/trade names	2,009	(251)	1,758	2,012	(172)	1,840
Favorable supply contracts[1]				475	(396)	79
Other[2]	395	(271)	124	405	(256)	149
Total other intangible assets with finite lives	12,092	(2,763)	9,329	12,595	(2,561)	10,034

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	10	—	10	10	—	10
Total other intangible assets	10	—	10	10	—	10
Total	$12,102	$(2,763)	$9,339	$12,605	$(2,561)	$10,044
1.Effective November 1, 2022, the favorable supply contracts expired and were fully amortized.
2.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $702 million, $722 million, and $682 million, for the year ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2023	$619
2024	$605
2025	$567
2026	$557
2027	$497

NOTE 13 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of approximately 1 to 40 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2022, the company has future maximum payments for residual value guarantees in operating leases of $219 million with final expirations through 2032. The company's lease agreements do not contain any material restrictive covenants.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Operating lease cost	$152	$158	$197
Finance lease cost
Amortization of right-of-use assets	1	1	2
Total finance lease cost	1	1	2
Short-term lease cost	18	14	14
Variable lease cost	8	8	7
Total lease cost	$179	$181	$220

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$155	$169	$202
Financing cash outflows from finance leases	$1	$1	$1

New leases entered into during the years ended December 31, 2022 and 2021 were not material, on an individual basis. Supplemental balance sheet information related to leases is as follows:

(In millions)	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets[1]	$460	$458
Current operating lease liabilities[2]	119	121
Noncurrent operating lease liabilities[3]	331	338
Total operating lease liabilities	$450	$459

Finance Leases
Property, plant, and equipment, gross	$14	$15
Accumulated depreciation	(11)	(11)
Property, plant, and equipment, net	3	4
Short-term borrowings and finance lease obligations	1	1
Long-Term Debt	2	3
Total finance lease liabilities	$3	$4
1.Included in other assets in the Consolidated Balance Sheet.
2.Included in accrued and other current liabilities in the Consolidated Balance Sheet.
3.Included in other noncurrent obligations in the Consolidated Balance Sheet.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.19	7.41
Financing leases	2.36	3.36
Weighted average discount rate
Operating leases	3.14%	2.75%
Financing leases	3.29%	3.29%

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Maturities of lease liabilities are as follows:

Maturity of Lease Liabilities at December 31, 2022	Operating Leases	Financing Leases
(In millions)
2023	$130	$1
2024	95	1
2025	79	1
2026	65	—
2027	37	—
2028 and thereafter	98	—
Total lease payments	504	3
Less: Interest	54	—
Present value of lease liabilities	$450	$3

NOTE 14 - LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Long-Term Debt
	December 31, 2022		December 31, 2021
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%
Maturing in 2030	500	2.30%	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	181	14.80%	1	6.82%
Medium-term notes, varying maturities through 2041	107	4.27%	107	—%
Finance lease obligations	2		3
Less: Unamortized debt discount and issuance costs	7		10
Less: Long-term debt due within one year	—		1
Total	$1,283		$1,100

Principal payments of long-term debt are $181 million and $500 million for debt maturing in 2024 and 2025, respectively.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $1,172 million and $1,120 million at December 31, 2022 and 2021, respectively.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business ("Foreign Currency Loans"). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2022 was approximately $75 million. The company's long-term Foreign Currency Loans have varying maturities through 2024.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2022
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-Day Revolving Credit Facility	May 2022	500	500	May 2023	Floating Rate
Total Committed and Available Credit Facilities		$5,500	$5,500

Revolving Credit Facilities
In November 2018, EIDP entered into a $3 billion, 5 year revolving credit facility and a $3 billion, 3-year revolving credit facility (the "Revolving Credit Facilities”). The Revolving Credit Facilities became effective May 2019. Corteva, Inc. became a party at the time of the Corteva Distribution. In May 2021, the company entered into an amendment that extended the maturity date of the 3-year revolving credit facility from May 2022 to May 2023. Other than the change in maturity date, there were no material modifications to the terms of the credit facility. During May 2022, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates to 2027 and 2025 for the 5-year and 3-year Revolving Credit Facilities, respectively, lowering the facility amount of the 3-year revolving credit facility to $2 billion and transitioning the interest rate to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2022, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In May 2022, the company entered into a $500 million, 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) expiring in May 2023. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility will be used for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2022, the company was in compliance with these covenants. In January 2023, the company amended and restated the 364-Day Revolving Credit Facility agreement to increase the facility amount to $1 billion and extend the expiration date from May 2023 to January 2024.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $485 million at December 31, 2022. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $143 million at December 31, 2022. These letters of credit support commitments made in the ordinary course of business.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2022 and 2021, the company had directly guaranteed $88 million and $105 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at December 31, 2022, approximately $15 million had terms greater than one year. The maximum future payments include $16 million and $21 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at December 31, 2022 and 2021, respectively. See Note 9 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $202 million and $15 million at December 31, 2022 and 2021, respectively.

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

In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. In addition, in 2017, Chemours and EIDP settled multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works plant outside Parkersburg, West Virginia. This plant was previously owned and/or operated by the performance chemicals segment of EIDP and is now owned and/or operated by Chemours.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EIDP, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims proceeded (the “Arbitration”).

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%. Under the terms of the MOU, Corteva’s estimated aggregate share of the potential $2 billion is approximately $600 million.

In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account ("MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend.

The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2022. These payments are classified as noncurrent restricted cash equivalents and included in other assets in the Consolidated Balance Sheets.

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

Under the Corteva Separation Agreement, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however,

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
that for PFAS, DuPont will manage such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold is met, then the companies will share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. During the second quarter of 2021, the aggregate amount of the company’s cash spent and liabilities accrued exceeded the stray liability thresholds, including PFAS, noted above. Therefore, liabilities recognized subsequent to the second quarter of 2021 are shared at the reduced rates noted above.

At December 31, 2022 and December 31, 2021, the indemnification assets were $31 million and $25 million, respectively, within accounts and notes receivable - net and $105 million and $75 million, respectively, within other assets in the Consolidated Balance Sheets. At December 31, 2022 and December 31, 2021, the indemnification liabilities were $31 million and $20 million, respectively, within accrued and other current liabilities and $115 millions and $117 million, respectively, within other noncurrent obligations in the Consolidated Balance Sheets.

Discontinued Operations Activity
For the year ended December 31, 2022 and 2020, the company recorded charges of $13 million and income of $10 million, to (loss) income from discontinued operations after income taxes, in the Consolidated Statement of Operations, related to the adjustment of certain prior year tax positions for previously divested businesses.

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the company could incur liabilities in excess of amounts accrued, the ultimate liability for which could be material to the results of operations and the cash flows in the period recognized. However, the company is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company.

Lorsban® Lawsuits
As of December 31, 2022, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of December 31, 2022, an accrual was established for the estimated resolution of certain claims.

Federal Trade Commission Investigation
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its crop protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl, rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has fully cooperated with all requests related to this subpoena. On September 29, 2022, the FTC, along with ten state attorneys general in California, Colorado, Illinois, Indiana, Iowa, Minnesota, Nebraska, Oregon, Wisconsin, and Texas, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). In December 2022, attorneys general in Tennessee and Washington joined the FTC lawsuit and the Arkansas state attorney general filed a separate lawsuit against Corteva and another competitor based on the allegations set forth in the FTC lawsuit. Several proposed private class action lawsuits were also filed in federal court alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
In February 2023, these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. We believe any such lawsuits related to Corteva’s business practices are without merit.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs").

EIDP is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective.

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2022, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

The Leach settlement permits class members to pursue personal injury claims for six health conditions (and no others) that an expert panel appointed under the settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits were filed in federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). The Ohio MDL was settled in early 2017 for approximately $670 million in cash, with Chemours and EIDP (without indemnification from Chemours) each paying half.

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first was a consolidated trial of two cases; the first, a kidney cancer case, which resulted in a hung jury, while the second, Travis and Julie Abbott v. E.I du Pont de Nemours and Company (the “Abbott Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium, plus interest. The loss of consortium award was subsequently reduced to $250,000 in accordance with state law limitations. Following entry of the judgment by the court, EIDP filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. In December 2022, the Sixth Circuit federal court ruled against the company’s appeal of the jury verdict. EIDP's motion for en banc review was denied in February 2023. Defense costs and future liabilities that may arise from these cases are subject to the terms and conditions of the MOU and the Corteva Separation Agreement. As of December 31, 2022, an accrual was established for this matter.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbott case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL. In December 2022, the motion to dissolve the MDL was denied.

Other PFOA Matters
EIDP is a party to other PFOA lawsuits involving claims for property damage, medical monitoring and personal injury. Defense costs and any future liabilities that may arise out of these lawsuits are subject to the MOU and the cost sharing arrangement disclosed above. Under the MOU, fraudulent conveyance claims associated with these matters are not qualified expenses, unless Corteva, Inc. and EIDP would prevail on the merits of these claims.

EIDP did not make firefighting foams, PFOS, or PFOS products. While EIDP made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EIDP’s

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

Aqueous Firefighting Foams. Approximately 3,400 cases have been filed against 3M and other defendants, including EIDP and Chemours, and most including Corteva and DuPont, alleging PFOS or PFOA environmental contamination and/or personal injury from the use of aqueous firefighting foams. The majority of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina. Approximately 3,000 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of exposure to aqueous firefighting foams. Approximately 270 of these cases were filed by water utility or municipal water districts. Most of these recent cases assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The Stuart, Florida water district “bellwether” trial is scheduled for June 2023. The court has encouraged all parties to discuss resolution of the water utility and water district category of cases, and has appointed a mediator to facilitate discussions between the parties. Consistent with the Court's instruction and under the mutual obligations of the MOU, Corteva, EIDP, DuPont and Chemours have engaged with the plaintiff's counsel on the resolution of these cases.

New Jersey. In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EIDP, Chemours, and others alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act (“ISRA”) and for fraudulent conveyance.

EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass claims.

Ohio. EIDP is a defendant in three lawsuits, including an action by the State of Ohio based on alleged damage to natural resources, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies. The trial with respect to the natural resources lawsuit is scheduled for February 2024. The third lawsuit, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The trial court requested further briefing on whether the class should be extended to include other states that recognize analogous claims for relief. Because EIDP and the other defendants were granted permission by the court to appeal the class certification decision, further briefing on the extension of the class for the trial court has been paused subject to the outcome of the appeal.

New York. EIDP is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification, and continue to defend itself on the merits of the case, while seeking an out of court resolution.

EIDP is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EIDP along with Chemours and others, have been named defendants in complaints filed by 11 water districts in Nassau County, New York alleging that the drinking water they provide to customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

Other Natural Resource Damage Cases. EIDP is one of more than 30 defendants in lawsuits by Alabama and Georgia water utilities alleging contamination from PFCs, including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant. In addition, the states of Alaska, California, Florida, Illinois, Massachusetts, Michigan, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Dakota, Vermont and Wisconsin, along with Guam and the Marina Islands, filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX. In June 2022, the EPA issued a final health advisory for drinking water related to GenX. In July 2022, Chemours filed a petition in federal court for review of the EPA's GenX compounds health advisory.

At December 31, 2022, several actions are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action over approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of certain PFCs.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page F-37.

During the year ended December 31, 2022 and 2021, company recorded charges of $36 million and $48 million, to (loss) income from discontinued operations after income taxes in the Consolidated Statement of Operations, related to the MOU. The charges recorded for the year ended December 31, 2022 and 2021 primarily related to an increase in the environmental remediation accrual for Chemours' Fayetteville Works facility for estimated costs for off-site water systems and on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of changes in Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the NC DEQ.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The accrued environmental obligations and indemnification assets include the following:

	As of December 31, 2022
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$155	$155	$264
Other discontinued or divested businesses obligations[1]	24	68	191

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	47	49	63

Environmental remediation liabilities not subject to indemnity	—	114	61

Indemnification liabilities related to the MOU[4]	24	126	28
Total	$250	$512	$607
1.Represents liabilities that are subject the $200 million threshold and sharing arrangements as discussed on page F-37, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $37 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $61 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page F-41 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the NC DEQ.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page F-36, under the header "Chemours / Performance Chemicals."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EIDP’s demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page F-40.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, Corteva, along with other members of the Facility Response Group, filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of December 31, 2022, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 16 - STOCKHOLDERS' EQUITY

Common Stock
Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2022, 2021, and 2020:

Shares of common stock	Issued
Balance December 31, 2019	748,577,000
Issued	3,384,000
Repurchased and retired	(8,503,000)
Balance December 31, 2020	743,458,000
Issued	4,019,000
Repurchased and retired	(20,950,000)
Balance December 31, 2021	726,527,000
Issued	4,317,000
Repurchased and retired	(17,425,000)
Balance December 31, 2022	713,419,000

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan").

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company purchased and retired 17,425,000 shares and 5,572,000 shares in the open market for a total cost of $1 billion and $250 million during the years ended December 31, 2022 and 2021, respectively.

On June 26, 2019, Corteva, Inc. announced that its Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share Buyback Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021 and repurchased and retired 24,705,000 shares between the years ended December 31, 2019 and 2021 in the open market.

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

Corteva, Inc. owns 100 percent of the outstanding common shares of EIDP. However, EIDP has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest in Corteva's Consolidated Balance Sheets. Each share of EIDP Preferred Stock - $4.50 Series and EIDP Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EIDP and was unaffected by the Corteva Distribution.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Below is a summary of the EIDP Preferred Stock at December 31, 2022 and December 31, 2021 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2020
Balance January 1, 2020	$(1,944)	$2	$(1,247)	$(81)	$—	$(3,270)
Other comprehensive income (loss) before reclassifications	(26)	(81)	(191)	670	(10)	362
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	5	1	—	18
Net other comprehensive income (loss)	(26)	(69)	(186)	671	(10)	380
Balance December 31, 2020	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
2021
Other comprehensive income (loss) before reclassifications	$(573)	$143	$996	$25	$3	$594
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	41	(646)	7	(602)
Net other comprehensive income (loss)	(573)	139	1,037	(621)	10	(8)
Balance December 31, 2021	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
2022
Other comprehensive income (loss) before reclassifications	$(340)	$63	$213	$190	$—	$126
Amounts reclassified from accumulated other comprehensive income (loss)	—	(55)	20	1	—	(34)
Net other comprehensive income (loss)	(340)	8	233	191	—	92
Balance December 31, 2022	$(2,883)	$80	$(163)	$160	$—	$(2,806)
1.The cumulative translation adjustment losses for the year ended December 31, 2022 was primarily driven by the strengthening of the U.S. Dollar (“USD”) against the European Euro ("EUR"), Indian Rupee (“INR”), South African Rand (“ZAR”) and Philippine Peso (“PHP”). The cumulative translation adjustment losses for the year ended December 31, 2021 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the European Euro ("EUR"), Swiss franc ("CHF") and Turkish Lira (“TRY”).

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Derivative instruments	$3	$(41)	$24
Pension benefit plans - net	(68)	(319)	54
Other benefit plans - net	(56)	188	(211)
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(121)	$(172)	$(133)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Derivative Instruments[1]:	$(63)	$(13)	$18
Tax (benefit) expense[2]	8	9	(6)
After-tax	$(55)	$(4)	$12
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(3)	$(2)	$(1)
Actuarial (gains) losses[3,4]	3	55	4
Settlement (gain) loss[3,4]	25	1	3
Total before tax	25	54	6
Tax (benefit) expense[2]	(5)	(13)	(1)
After-tax	$20	$41	$5
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(922)	$—
Actuarial (gains) losses[3,4]	2	81	1
Curtailment (gain) loss	—	(1)	—
Total before tax	1	(842)	1
Tax (benefit) expense[2]	—	196	—
After-tax	$1	$(646)	$1
Unrealized (Gain) Loss on Investments[4]	$—	$7	$—
Tax (benefit) expense[2]	—	—	—
After-tax	$—	$7	$—
Total reclassifications for the period, after-tax	$(34)	$(602)	$18
1.Reflected in cost of goods sold in the Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 17 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the Consolidated Statements of Operations.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 17 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

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

The company made total contributions of $60 million, $49 million, and $62 million to its pension plans other than the principal U.S. pension plan for the years ended December 31, 2022, 2021 and 2020, respectively. Corteva expects to contribute approximately $50 million to its pension plans other than the principal U.S. pension plan in 2023. The company does not anticipate making contributions to its principal U.S pension plan in 2023.

In August 2022, the company transferred approximately $1.1 billion of certain benefit obligations and associated plan assets in the principal U.S. pension plan (the “Plan”) to an insurance company through the purchase of a nonparticipating group annuity contract (“Annuity Purchase”). The company recorded a non-cash, pre-tax settlement charge of approximately $25 million in other income (expense) – net in the Consolidated Statements of Operations for the year ended December 31, 2022 and corresponding adjustment to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets at December 31, 2022 due to the Annuity Purchase. The Annuity Purchase resulted in a remeasurement of the Plan as of August 31, 2022 and the company updated the weighted average discount rate used in developing the 2022 net periodic pension (credit) costs at December 31, 2021 from 2.82 percent to 4.60 percent. Due to the remeasurement, the company recorded a pre-tax actuarial gain of approximately $110 million to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets at December 31, 2022.

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2022	December 31, 2021
Discount rate	5.17%	2.82%
Rate of increase in future compensation levels[1]	2.83%	2.55%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2022	2021	2020
Discount rate	3.33%	2.44%	3.19%
Rate of increase in future compensation levels[1]	2.55%	2.54%	2.60%
Expected long-term rate of return on plan assets	4.51%	5.73%	6.25%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

Other Post Employment Benefits
The company has historically provided medical, dental and life insurance benefits to certain pensioners and survivors. The majority of U.S. employees hired on or after January 1, 2007, and eligible employees under the age of 50 as of November 30, 2018, are not eligible to participate in the post-employment medical, dental and life insurance plans. Substantially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with costs shared between the company and pensioners and survivors. For Medicare eligible pensioners and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
survivors, Corteva provides a company-funded Health Reimbursement Arrangement ("HRA"). In December 2020, the company amended its retiree medical, dental and life insurance plans resulting in the company no longer providing retiree dental and life insurance benefits effective January 1, 2022 and Corteva’s portion of the cost of non-Medicare retiree medical coverage no longer being adjusted for cost increases, which capped the Corteva cost at the level in effect as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $939 million decrease in other post employment benefits ("OPEB") benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income for the year ended December 31, 2020. During 2021, a substantial amount of the prior service benefit within other comprehensive income (loss) in 2020 was recognized in other income (expense) - net in the Consolidated Statement of Operations.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. Such plans are generally self-insured, primarily in the U.S. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-48.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $122 million, $198 million, and $207 million for the years ended December 31, 2022, 2021 and 2020, respectively. Changes in cash requirements reflect the net impact of per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles. In 2023, the company expects to contribute approximately $135 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2022	December 31, 2021
Discount rate	5.09%	2.59%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2022	2021	2020
Discount rate	2.59%	2.09%	3.07%

As of December 31, 2022 and 2021, health care cost trend rates do not impact the benefit obligations for the OPEB plans because of the 2020 OPEB Plan Amendments. For the year ended December 31, 2020, the health care cost trend rate was assumed to be 7.0 percent for next year.

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

The discount rates utilized to measure the pension and other post employment benefit obligations are based on the yield of high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows are individually discounted at the spot rates under the Aon AA_Above Median yield curve (based on high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The company adopts the most recently published mortality tables and mortality improvement scale released by the Society of Actuaries in measuring its U.S. pension and other post employment benefit obligations. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

Summarized information on the company's pension and other post employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	For the Year Ended December 31,		For the Year Ended December 31,
	2022	2021	2022	2021
Change in benefit obligations:
Benefit obligation at beginning of the period	$19,775	$21,682	$1,362	$1,571
Service cost	20	25	1	1
Interest cost	505	364	26	21
Plan participants' contributions	1	3	20	35
Actuarial (gain) loss	(3,759)	(524)	(246)	(33)
Benefits paid	(1,460)	(1,490)	(142)	(233)
Plan amendments	—	(15)	—	—
Other[1]	(1,080)	(240)	—	—
Effect of foreign exchange rates	(20)	(30)	—	—
Benefit obligations at end of the period	$13,982	$19,775	$1,021	$1,362

Change in plan assets:
Fair value of plan assets at beginning of the period	$17,827	$17,835	$—	$—
Actual return on plan assets	(2,765)	1,685	—	—
Employer contributions	60	49	122	198
Plan participants' contributions	1	3	20	35
Benefits paid	(1,460)	(1,490)	(142)	(233)
Other[1]	(1,080)	(240)	—	—
Effect of foreign exchange rates	1	(15)	—	—
Fair value of plan assets at end of the period	$12,584	$17,827	$—	$—
Funded status
U.S. plan with plan assets	$(1,050)	$(1,471)	$—	$—
Non-U.S. plans with plan assets	(30)	(62)	—	—
All other plans [2,3]	(318)	(415)	(1,021)	(1,362)
Funded status at end of the period	$(1,398)	$(1,948)	$(1,021)	$(1,362)
1.Relates to transfers of certain benefit obligations and related assets associated with the principal U.S. pension plan to an insurance company through the purchase of nonparticipating group annuity contracts.
2.As of December 31, 2022 and 2021, $182 million and $219 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.
3.Includes pension plans maintained around the world where funding is not customary.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$3	$4	$—	$—
Accrued and other current liabilities	(35)	(46)	(132)	(144)
Pension and other post employment benefits - noncurrent	(1,366)	(1,906)	(889)	(1,218)
Net amount recognized	$(1,398)	$(1,948)	$(1,021)	$(1,362)

Pretax amounts recognized in accumulated other comprehensive income (loss):
Net gain (loss)	$(238)	$(543)	$198	$(50)
Prior service benefit (cost)	23	27	16	17
Pretax balance in accumulated other comprehensive income (loss) at end of year	$(215)	$(516)	$214	$(33)

The gain related to the change in pension and OPEB plan benefit obligations for the period ended December 31, 2022 is mainly due to an increase in discount rates.

The accumulated benefit obligation for all pension plans was $14.0 billion and $19.7 billion at December 31, 2022 and 2021, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2022	December 31, 2021
(In millions)
Projected benefit obligations	$13,832	$19,519
Fair value of plan assets	12,430	17,567

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2022	December 31, 2021
(In millions)
Accumulated benefit obligations	$13,676	$19,501
Fair value of plan assets	12,290	17,567

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Defined Benefit Pension Plans			Other Post Employment Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive income (loss)	2022	2021	2020	2022	2021	2020
Net Periodic Benefit (Credit) Cost:
Service cost	$20	$25	$26	$1	$1	$2
Interest cost	505	364	559	26	21	66
Expected return on plan assets	(720)	(915)	(1,000)	—	—	—
Amortization of unrecognized loss (gain)	3	55	4	2	81	1
Amortization of prior service (benefit) cost	(3)	(2)	(1)	(1)	(922)	—
Curtailment (gain) loss	—	—	—	—	(1)	—
Settlement loss	25	1	3	—	—	—
Net periodic benefit (credit) cost - Total	$(170)	$(472)	$(409)	$28	$(820)	$69
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	$274	$1,284	$(247)	$246	$33	$(59)
Amortization of unrecognized (gain) loss	3	55	4	2	81	1
Prior service benefit (cost)	—	15	3	—	—	939
Amortization of prior service (benefit) cost	(3)	(2)	(1)	(1)	(922)	—
Curtailment (gain) loss	—	—	—	—	(1)	—
Settlement loss	25	1	3	—	—	—
Effect of foreign exchange rates	2	3	(2)	—	—	1
Total benefit (loss) recognized in other comprehensive income (loss), attributable to Corteva	$301	$1,356	$(240)	$247	$(809)	$882
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$471	$1,828	$169	$219	$11	$813

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2022	Defined Benefit Pension Plans	Other Post Employment Benefits
(In millions)
2023	$1,305	$132
2024	1,267	123
2025	1,233	116
2026	1,201	109
2027	1,165	102
Years 2028-2032	5,233	355
Total	$11,404	$937

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

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2022	December 31, 2021
Asset Category
U.S. equity securities	8%	11%
Non-U.S. equity securities	7	11
Fixed income securities	64	58
Hedge funds	3	2
Private market securities	11	8
Real estate	6	5
Cash and cash equivalents	1	5
Total	100%	100%

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

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2022
(In millions)
Cash and cash equivalents	$1,348	$1,348	$—	$—
U.S. equity securities [1]	1,200	1,195	2	3
Non-U.S. equity securities	806	806	—	—
Debt – government-issued	1,669	—	1,669	—
Debt – corporate-issued	3,822	—	3,822	—
Debt – asset-backed	695	—	695	—
Hedge funds	3	—	—	3
Private market securities	4	—	—	4
Real estate funds	132	—	—	132
Derivatives – asset position	2	—	2	—
Other	62	—	—	62
Subtotal	$9,743	$3,349	$6,190	$204
Investments measured at net asset value
Debt - government issued	35
Debt - corporate-issued	3
U.S. equity securities	20
Non-U.S. equity securities	20
Hedge funds	347
Private market securities	1,991
Real estate funds	669
Total investments measured at net asset value	$3,085
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	161
Pension trust payables [3]	(405)
Total	$12,584
1.The Corteva pension plans directly held $250 million (approximately 2 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2022.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,543	$2,543	$—	$—
U.S. equity securities[1]	2,400	2,394	2	4
Non-U.S. equity securities	1,523	1,523	—	—
Debt – government-issued	3,271	—	3,271	—
Debt – corporate-issued	4,591	—	4,589	2
Debt – asset-backed	682	—	682	—
Private market securities	3	—	—	3
Real estate funds	26	—	—	26
Other	78	—	3	75
Subtotal	$15,117	$6,460	$8,547	$110
Investments measured at net asset value
Debt - government issued	37
Debt - corporate-issued	7
U.S. equity securities	33
Non-U.S. equity securities	34
Hedge funds	394
Private market securities	1,822
Real estate funds	759
Total investments measured at net asset value	$3,086
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	655
Pension trust payables[3]	(1,031)
Total	$17,827
1.The Corteva pension plans directly held $201 million (approximately 1 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2021.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2022 and 2021:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Hedge funds	Private market securities	Real estate	Other	Total
(In millions)
Balance at January 1, 2021	$5	$3	$3	$—	$3	$28	$73	$115
Actual return on assets:
Relating to assets sold during the year ended December 31, 2021	1	(1)	(5)	—	—	—	—	(5)
Relating to assets held at December 31, 2021	(3)	(1)	6	—	—	(2)	(2)	(2)
Purchases, sales and settlements, net	1	(1)	(2)	—	—	—	4	2
Balance at December 31, 2021	$4	$—	$2	$—	$3	$26	$75	$110
Actual return on assets:
Relating to assets sold during the year ended December 31, 2022	1	—	(15)	—	(9)	—	—	(23)
Relating to assets held at December 31, 2022	—	(13)	13	(8)	10	8	(1)	9
Purchases, sales and settlements, net	(2)	1	—	—	—	(1)	(12)	(14)
Transfers in or out of Level 3, net	—	12	—	11	—	99	—	122
Balance at December 31, 2022	$3	$—	$—	$3	$4	$132	$62	$204

Trust Assets
EIDP entered into a trust agreement in 2013 (as amended and restated in 2017, "the Trust") that established and requires EIDP to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, EIDP contributed $571 million to the Trust. At the Separation, Corteva transferred $39 million to DuPont. During the years ended December 31, 2022 and 2021, $58 million and $43 million, respectively, was distributed to EIDP according to the Trust agreement, and at December 31, 2022 and 2021, the balance in the Trust was $251 million and $304 million, respectively. The Trust Assets are classified as current restricted cash equivalents and included within other current assets in the Consolidated Balance Sheets. See Note 6 - Supplementary Information, to the Consolidated Financial Statements, for further information.

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

Corteva's contributions to the Plan were $97 million, $63 million, and $94 million for the years ended December 31, 2022, 2021 and 2020, respectively. Corteva's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $36 million, $29 million, and $33 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 18 - STOCK-BASED COMPENSATION

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

As discussed in Note 15 - Commitments and Contingent Liabilities, on April 1, 2019 the company entered into an employee matters agreement (the "EMA") with DuPont and Dow that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur. With some exceptions, the EMA provides for the equitable adjustment of existing equity incentive compensation awards denominated in the common stock of DowDuPont to reflect the occurrence of the Distributions.

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

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. At December 31, 2022, approximately 11 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in income (loss) from continuing operations before income taxes within the Consolidated Statement of Operations was $55 million, $79 million, and $73 million for the years ended December 31, 2022, 2021 and 2020, respectively. The income tax benefits related to stock-based compensation arrangements were $(10) million, $(15) million, and $(15) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Options

The exercise price of shares subject to option is equal to the market price of the company's common stock on the date of grant. All options vest serially over a period of three years. Stock option awards granted under the OIP between June 2019 and 2022 expire 10 years after the grant date. Stock option awards granted under the EIP (previous plan) between 2016 and May 2019 expire 10 years after the grant date. Stock option awards granted under the Historical Dow plans subsequent to 2013 expire 10 years after the grant date.

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the assumptions set forth in the below table. The weighted-average grant-date fair value of options granted for the years ended December 31, 2022, 2021 and 2020 was $14.12, $11.77 and $6.06, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Weighted-Average Assumptions	For the Year ended December 31,
	2022	2021	2020
Dividend yield	1.09%	1.14%	1.67%
Expected volatility	28.95%	29.44%	23.14%
Risk-free interest rate	1.9%	1.0%	1.3%
Expected life of stock options granted during period (years)	6.0	6.0	6.0

The company determined the dividend yield by dividing the annualized dividend on Corteva’s Common Stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. For the years ended December 31, 2022, 2021 and 2020, the measurement of volatility is based on the average volatility of eight of Corteva's peer companies. Corteva's peer volatility is based on the historical volatility of each business respectively. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by utilizing the simplified method for estimating expected term.

The following table summarizes stock option activity for year ended December 31, 2022:

Stock Options	For the Year Ended December 31, 2022
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	6,423	$36.65	5.69	$68,219
Granted	410	51.16
Exercised	(2,099)	34.01
Forfeited/Expired	(509)	38.78
Outstanding at December 31, 2022	4,225	$39.13	5.37	$82,917
Exercisable at December 31, 2022	3,330	$37.66	4.75	$70,354

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period ended December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 were $43 million, $43 million, and $21 million, respectively. The company recognized tax benefits from options exercised for the years ended December 31, 2022, 2021 and 2020 of $(8) million, $(8) million and $(4) million, respectively.

As of December 31, 2022, $5 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1.11 years.

Restricted Stock Units and Performance Share Units

RSUs granted serially vest over 3 years. Upon vesting, these RSUs convert one-for-one to Corteva Common Stock. A retirement-eligible employee retains any granted awards upon retirement for one year provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from 3 years to 5 years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The company grants PSUs to senior leadership. In 2022, there were 313,818 PSUs granted. Vesting for PSUs granted in 2022 is partially based on the realization of the Company’s improvement of its Return on Net Assets (“RONA”) and Operating Earnings Per Share ("EPS") during the Performance Period.Vesting for PSUs granted in 2021 and 2020 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating EPS during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in 2022 of $51.21 was based upon the market price of the underlying common stock as of the grant date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Nonvested awards of RSUs and PSUs are shown below.

RSUs & PSUs	For the Year Ended December 31, 2022
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2022	5,602	$34.11
Granted	1,664	$51.99
Vested	(2,847)	$30.96
Forfeited	(464)	$37.27
Nonvested at December 31, 2022	3,955	$43.56

The total fair value of stock units vested for the years ended December 31, 2022, 2021 and 2020 was $88 million, $56 million and $49 million, respectively. The weighted-average grant-date fair value of stock units granted for the years ended December 31, 2022, 2021 and 2020 was $51.99, $45.30 and $31.15, respectively.

As of December 31, 2022, $58 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.22 years.

NOTE 19 - FINANCIAL INSTRUMENTS

At December 31, 2022 and 2021, the company had $2,296 million and $3,400 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $124 million and $86 million at December 31, 2022 and 2021, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $27 million at December 31, 2022 of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the Consolidated Balance Sheets, as these securities had maturities of more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at December 31, 2022 and available-for-sale securities sold during the year ended December 31, 2021 are discussed further in the “Debt Securities” section.

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

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges, and multinational grain exporters. The company is exposed to credit losses in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	$953	$1,252
Commodity contracts	$1,167	$845
Derivatives not designated as hedging instruments:
Foreign currency contracts	$430	$103
Commodity contracts	$9	$4

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$47	$(16)	$2
Additions and revaluations of derivatives designated as cash flow hedges	102	92	(44)
Clearance of hedge results to earnings	(94)	(29)	26
Ending balance	$55	$47	$(16)

At December 31, 2022, an after-tax net gain of $42 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Foreign Currency Contracts
The company enters into forward contracts to hedge the foreign currency risk associated with forecasted transactions within certain foreign subsidiaries.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Beginning balance	$32	$(17)	$—
Additions and revaluations of derivatives designated as cash flow hedges	(61)	24	(3)
Clearance of hedges results to earnings	39	25	(14)
Ending balance	$10	$32	$(17)

At December 31, 2022, an after-tax net gain of $10 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
The company has designated €450 million of forward contracts to exchange EUR as net investment hedges. The purpose of these forward contracts is to mitigate FX exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges will expire and be settled in 2023.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$—	$41
Commodity Contracts	Other current assets	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	51	(40)	11
Total asset derivatives		$96	$(40)	$56

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Commodity Contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	58	(40)	18
Total liability derivatives		$70	$(40)	$30

		December 31, 2021
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	31	(20)	11
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$71	$(20)	$51

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	23	(20)	3
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$26	$(20)	$6
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	For the Year Ended December 31,
(In millions)	2022	2021	2020
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$28	$37	$(45)
Cash flow hedges:
Foreign currency contracts	(90)	27	(4)
Commodity contracts	130	129	(62)
Total derivatives designated as hedging instruments	$68	$193	$(111)
1.OCI is defined as other comprehensive income (loss).

(in millions)	Amount of (Loss) Gain Recognized in Income - Pre-Tax[1]
	For the Year Ended December 31,
	2022	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(59)	$(29)	$17
Commodity contracts[2]	122	42	(35)
Total derivatives designated as hedging instruments	63	13	(18)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(12)	18	89
Foreign currency contracts[2]	(6)	(14)	14
Commodity contracts[2]	(21)	(18)	9
Total derivatives not designated as hedging instruments	(39)	(14)	112
Total derivatives	$24	$(1)	$94
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the Consolidated Statement of Operations.
3.Gain (loss) recognized in other income (expense) - net in the Consolidated Statement of Operations, was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 6 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Debt Securities
The company’s debt securities at December 31, 2022 include foreign government bonds classified as held-to-maturity securities. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency.

The following table summarizes the contractual maturities of the company's investments in debt securities at December 31, 2022:

Contractual Maturities of Debt Securities[1]	Amortized Cost	Fair Value
(In millions)
Within one year	$83	$83
One to five years	$27	$27
1.The company's debt securities at December 31, 2022 consists of foreign government bonds, which are classified as held-to-maturity.

During 2021, the company sold its U.S. treasuries classified as available-for-sale securities. The estimated fair value of the available-for-sale securities that were sold in 2021 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities that were sold in 2021 were held by certain foreign subsidiaries in which the USD is not the functional currency. The

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
fluctuations in foreign exchange were initially recorded in accumulated other comprehensive income (loss) within the Consolidated Statements of Equity and subsequently reclassified to earnings when sold. The gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table provides the investing results from available-for-sale securities for the year ended December 31, 2021:

Investing Results	For the Year Ended December 31,
(In millions)	2021
Proceeds from sales of available-for-sale securities	$226
Gross realized losses	$(7)

NOTE 20 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Significant Other Observable Inputs	December 31, 2022		December 31, 2021
(In millions)	Level 1	Level 2	Level 1	Level 2
Assets at fair value:
Marketable securities	$—	$124	$—	$86
Derivatives relating to:[1]
Foreign currency	—	92	—	68
Commodity Contracts	—	4	—	—
Equity securities[2]	—	—	48	—
Total assets at fair value	$—	$220	$48	$154
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	—	67	—	24
Commodity contracts	—	3	—	—
Total liabilities at fair value	$—	$70	$—	$24
1.See Note 19 - Financial Instruments, to the Consolidated Financial Statements, for the classification of derivatives in the Consolidated Balance Sheets.
2.    The company's equity securities are included in other assets in the Consolidated Balance Sheets.

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

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 19 - Financial Instruments, to the Consolidated Financial Statements, for further information on the types of instruments used by the company for risk management.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
There were no transfers between Levels 1 and 2 during the years ended December 31, 2022 and 2021.

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

NOTE 21 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	For the Year Ended December 31,
(In millions)	2022	2021	2020
United States	$7,553	$6,782	$6,510
Canada	741	754	658
EMEA	3,256	3,123	2,842
Latin America[1]	4,445	3,545	2,805
Asia Pacific	1,460	1,451	1,402
Total	$17,455	$15,655	$14,217
1.Net sales for Brazil for the years ended December 31, 2022, 2021 and 2020 were $3,137 million, $2,315 million and $1,724 million, respectively.

	Net Property
	As of December 31,
(In millions)	2022	2021	2020
United States	$2,992	$3,051	$3,014
Canada	116	114	122
EMEA	538	566	601
Latin America	506	468	510
Asia Pacific	102	130	149
Total	$4,254	$4,329	$4,396

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 22 - SEGMENT INFORMATION
Corteva’s reportable segments reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (seed and crop protection). For purposes of allocating resources to the segments and assessing segment performance, segment operating EBITDA is the primary measure used by Corteva’s CODM. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating (benefits) costs, foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Effective January 1, 2021, on a prospective basis, the company excludes from segment operating EBITDA net unrealized gain or loss from mark-to- market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Non-operating (benefits) costs consists of non-operating pension and other post-employment benefit (OPEB) credits (costs), tax indemnification adjustments, environmental remediation and legal costs associated with legacy EIDP businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2022
Net sales	$8,979	$8,476	$17,455
Segment operating EBITDA	$1,656	$1,684	$3,340
Depreciation and amortization	$839	$384	$1,223
Segment assets	$22,952	$14,097	$37,049
Investments in nonconsolidated affiliates	$35	$67	$102
Purchases of property, plant and equipment	$225	$380	$605
As of and for the Year Ended December 31, 2021
Net sales	$8,402	$7,253	$15,655
Segment operating EBITDA	$1,512	$1,202	$2,714
Depreciation and amortization	$866	$377	$1,243
Segment assets	$23,270	$12,428	$35,698
Investments in nonconsolidated affiliates	$29	$47	$76
Purchases of property, plant and equipment	$237	$336	$573
As of and for the Year Ended December 31, 2020
Net sales	$7,756	$6,461	$14,217
Segment operating EBITDA	$1,208	$1,004	$2,212
Depreciation and amortization	$798	$379	$1,177
Segment assets	$23,751	$13,099	$36,850
Investments in nonconsolidated affiliates	$22	$44	$66
Purchase of property, plant and equipment	$225	$250	$475

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	For the Year Ended December 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations after income taxes	$1,216	$1,822	$756
Provision for (benefit from) income taxes on continuing operations	210	524	(81)
Income (loss) from continuing operations before income taxes	1,426	2,346	675
Depreciation and amortization	1,223	1,243	1,177
Interest income	(124)	(77)	(56)
Interest expense	79	30	45
Exchange (gains) losses - net	229	54	174
Non-operating (benefits) costs - net[1]	(111)	(1,256)	(316)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[2]	—	—
Significant items	502	236	388
Corporate expenses	116	138	125
Segment operating EBITDA	$3,340	$2,714	$2,212
1.The year ended December 31, 2021 includes non-cash benefits related to the 2020 OPEB Plan Amendments. Refer to Note 17 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements, for additional information.
2.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no unrealized mark-to-market (gain) loss for the year ended December 31, 2020.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Segment assets to total assets (in millions)	December 31, 2022	December 31, 2021
Total segment assets	$37,049	$35,698
Corporate assets	5,569	6,646
Total assets	$42,618	$42,344

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The years ended December 31, 2022, 2021 and 2020, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2022
Restructuring and Asset Related Charges - Net[1]	$(228)	$(37)	$(98)	$(363)
Estimated settlement expense[2]	—	(87)	—	(87)
Inventory write-offs[3]	(33)	—	—	(33)
Gain on sale of business[3]	—	15	—	15
Loss on exit of non-strategic asset[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(8)	—	—	(8)
Employee Retention Credit	6	3	—	9
AltEn facility remediation charges	(33)	—	—	(33)
Seed sale associated with Russia Exit[3,4]	3	—	—	3
Total	$(298)	$(106)	$(98)	$(502)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2021
Restructuring and Asset Related Charges - Net[1]	$(152)	$(59)	$(78)	$(289)
Equity securities mark-to-market gain (loss)	47	—	—	47
Employee Retention Credit	37	23	—	60
Contract termination	(30)	(24)	—	(54)
Total	$(98)	$(60)	$(78)	$(236)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2020
Restructuring and Asset Related Charges - Net[1]	$(165)	$(109)	$(61)	$(335)
Loss on sale of asset[5]	—	(53)	—	(53)
Total	$(165)	$(162)	$(61)	$(388)
1.Includes Board approved restructuring plans and asset related charges as well as accelerated prepaid amortization. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
4.Includes a benefit of $3 million relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the Company was contractually required to purchase. It consists of $8 million of net sales and $5 million of cost of goods sold.
5.Includes a loss recorded in other income (expense) - net in the Consolidated Statement of Operations related to the sale of the La Porte site.

EIDP, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly EIDP's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by EIDP's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, EIDP's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following pages.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. EIDP's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. EIDP's internal control over financial reporting includes those policies and procedures that:
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EIDP;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of EIDP are being made only in accordance with authorization of management and directors of EIDP; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of EIDP's assets that could have a material effect on the financial statements.
Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of EIDP's internal control over financial reporting as of December 31, 2022, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EIDP maintained effective internal control over financial reporting as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EIDP's internal control over financial reporting as of December 31, 2022, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David J. Anderson Executive Vice President, Chief Financial Officer and Director
February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of EIDP, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EIDP, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill (Seed Reporting Unit) Impairment Assessment

As described in Notes 2 and 12 to the Corteva, Inc. consolidated financial statements, the Company’s consolidated goodwill balance was $10.0 billion as of December 31, 2022, and the goodwill associated with the seed reporting unit was $5.3 billion. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Management performs an annual goodwill impairment test in the fourth quarter. If management chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. Management performed quantitative testing on its seed reporting unit and determined that no goodwill impairment existed in 2022. Management determined fair value for the seed reporting unit using a discounted cash flow model. Management’s significant assumptions in this analysis included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 9, 2023

We have served as the Company’s auditor since 1946.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2022	2021	2020
Net sales	$17,455	$15,655	$14,217
Cost of goods sold	10,436	9,220	8,507
Research and development expense	1,216	1,187	1,142
Selling, general and administrative expenses	3,173	3,209	3,043
Amortization of intangibles	702	722	682
Restructuring and asset related charges - net	363	289	335
Other income (expense) - net	(60)	1,348	212
Interest expense	124	80	145
Income (loss) from continuing operations before income taxes	1,381	2,296	575
Provision for (Benefit from) income taxes on continuing operations	199	512	(105)
Income (loss) from continuing operations after income taxes	1,182	1,784	680
Loss (income) from discontinued operations after income taxes	(58)	(53)	(55)
Net income (loss)	1,124	1,731	625
Net income (loss) attributable to noncontrolling interests	1	—	10
Net income (loss) attributable to EIDP, Inc.	$1,123	$1,731	$615

See Notes to the Consolidated Financial Statements beginning on page F-77.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,124	$1,731	$625
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(340)	(573)	(26)
Adjustments to pension benefit plans	233	1,037	(186)
Adjustments to other benefit plans	191	(621)	671
Unrealized gain (loss) on investments	—	10	(10)
Derivative instruments	8	139	(69)
Total other comprehensive income (loss)	92	(8)	380
Comprehensive income (loss)	1,216	1,723	1,005
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	—	10
Comprehensive income (loss) attributable to EIDP, Inc.	$1,215	$1,723	$995

See Notes to the Consolidated Financial Statements beginning on page F-77.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,190	$4,459
Marketable securities	124	86
Accounts and notes receivable - net	5,701	4,811
Inventories	6,812	5,180
Other current assets	968	1,010
Total current assets	16,795	15,546
Investment in nonconsolidated affiliates	102	76
Property, plant and equipment	8,551	8,364
Less: Accumulated depreciation	4,297	4,035
Net property, plant and equipment	4,254	4,329
Goodwill	9,962	10,107
Other intangible assets	9,339	10,044
Deferred income taxes	479	438
Other assets	1,687	1,804
Total Assets	$42,618	$42,344
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$24	$17
Accounts payable	4,895	4,126
Income taxes payable	183	146
Deferred revenue	3,388	3,201
Accrued and other current liabilities	2,258	2,070
Total current liabilities	10,748	9,560
Long-term debt	1,283	1,100
Long-term debt - Related party	789	2,162
Other noncurrent liabilities
Deferred income tax liabilities	1,119	1,220
Pension and other post employment benefits - noncurrent	2,255	3,124
Other noncurrent obligations	1,675	1,719
Total noncurrent liabilities	7,121	9,325
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2022 and December 31, 2021:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	24,284	24,196
Retained earnings (accumulated deficit)	3,031	1,922
Accumulated other comprehensive income (loss)	(2,806)	(2,898)
Total EIDP, Inc. stockholders’ equity	24,748	23,459
Noncontrolling interests	1	—
Total equity	24,749	23,459
Total Liabilities and Equity	$42,618	$42,344
See Notes to the Consolidated Financial Statements beginning on page F-77.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$1,124	$1,731	$625
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,223	1,243	1,177
Provision for (benefit from) deferred income tax	(286)	174	(330)
Net periodic pension and OPEB benefit, net	(142)	(1,292)	(340)
Pension and OPEB contributions	(182)	(247)	(269)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(18)	(21)	3
Restructuring and asset related charges - net	363	289	335
Other net loss	305	156	290
Changes in assets and liabilities, net
Accounts and notes receivable	(997)	(113)	187
Inventories	(1,715)	(422)	104
Accounts payable	807	524	(118)
Deferred Revenue	194	574	71
Other assets and liabilities	163	93	251
Cash provided by (used for) operating activities	839	2,689	1,986
Investing activities
Capital expenditures	(605)	(573)	(475)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	73	75	83
Escrow funding associated with acquisitions	(36)	—	—
Investments in and loans to nonconsolidated affiliates	(12)	(4)	(1)
Purchases of investments	(344)	(204)	(995)
Proceeds from sales and maturities of investments	295	345	721
Other investing activities, net	(3)	(1)	(7)
Cash provided by (used for) investing activities	(632)	(362)	(674)
Financing activities
Net change in borrowings (less than 90 days)	(13)	13	—
Proceeds from related party debt	48	52	103
Payments on related party debt	(1,422)	(1,349)	(665)
Proceeds from debt	1,358	419	2,439
Payments on debt	(1,140)	(421)	(1,441)
Proceeds from exercise of stock options	88	100	56
Payment for acquisition of subsidiary's interest from the noncontrolling interest	—	—	(60)
Other financing activities, net	(66)	(42)	(51)
Cash provided by (used for) financing activities	(1,147)	(1,228)	381
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(278)	(136)	7
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,218)	963	1,700
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,836	3,873	2,173
Cash, cash equivalents and restricted cash equivalents at end of period	$3,618	$4,836	$3,873
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized[1]	$75	$30	$36
Income taxes	467	341	229
1.Reflects interest, net of amounts capitalized, paid to external parties. For information associated with interest paid on related party debt refer to EIDP's Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements beginning on page F-77.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2020	$239	$—	$23,958	$(406)	$(3,270)	$7	$20,528
Net income (loss)				615		10	625
Other comprehensive income (loss)					380		380
Issuance of Corteva Stock			56				56
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)			(5)	(5)			(10)
Share-based compensation			60	(1)			59
Acquisition of noncontrolling interest in consolidated subsidiaries			(37)			(15)	(52)
Other - net			17			(2)	15
Balance at December 31, 2020	$239	$—	$24,049	$203	$(2,890)	$—	$21,601
Net income (loss)				1,731			1,731
Other comprehensive income (loss)					(8)		(8)
Issuance of Corteva Stock			100				100
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)			(10)
Share-based compensation			59	(3)			56
Other - net			(12)	1			(11)
Balance at December 31, 2021	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				1,123		1	1,124
Other comprehensive income (loss)					92		92
Issuance of Corteva Stock			88				88
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)			(10)
Share-based compensation			12	(2)			10
Other - net			(12)	(2)			(14)
Balance at December 31, 2022	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749

See Notes to the Consolidated Financial Statements beginning on page F-77.

EIDP, Inc.
Notes to the Consolidated Financial Statements

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - BASIS OF PRESENTATION

Corteva, Inc. owns 100% of the outstanding common stock of EIDP. EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EIDP are outlined below:

•Preferred Stock - EIDP has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest at the Corteva, Inc. level. Each share of EIDP Preferred Stock - $4.50 Series and EIDP Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EIDP and was unaffected by the Corteva Distribution.
•Related Party Loan - EIDP engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remains on EIDP's financial statements at the standalone level (including the associated interest).
•Capital Structure - At December 31, 2022, Corteva, Inc.'s capital structure consists of 713,419,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the footnotes from the Corteva 10-K:
•Note 1 - Background and Basis of Presentation - refer to page F-11 of the Corteva, Inc. Consolidated Financial Statements
•Note 2 - Summary of Significant Accounting Policies - refer to page F-12 of the Corteva, Inc. Consolidated Financial Statements
•Note 3 - Recent Accounting Guidance - refer to page F-17 of the Corteva, Inc. Consolidated Financial Statements
•Note 4 - Revenue - refer to page F-17 of the Corteva, Inc. Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page F-20 of the Corteva, Inc. Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page F-23 of the Corteva, Inc. Consolidated Financial Statements
•Note 7 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP Consolidated Financial Statements, below
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page F-29 of the Corteva, Inc. Consolidated Financial Statements
•Note 10 - Inventories - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 11 - Property, Plant and Equipment - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 12 - Goodwill and Other Intangible Assets - refer to page F-31 of the Corteva, Inc. Consolidated Financial Statements
•Note 13 - Leases - refer to page F-32 of the Corteva, Inc. Consolidated Financial Statements
•Note 14 - Long-Term Debt and Available Credit Facilities - refer to page F-34 of the Corteva, Inc. Consolidated Financial Statements. In addition, EIDP has a related party loan payable to Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements, below
•Note 15 - Commitments and Contingent Liabilities - refer to page F-36 of the Corteva, Inc. Consolidated Financial Statements
•Note 16 - Stockholders' Equity - refer to page F-43 of the Corteva, Inc. Consolidated Financial Statements
•Note 17 - Pension Plans and Other Post Employment Benefits - refer to page F-46 of the Corteva, Inc. Consolidated Financial Statements
•Note 18 - Stock-Based Compensation - refer to page F-55 of the Corteva, Inc. Consolidated Financial Statements
•Note 19 - Financial Instruments - refer to page F-57 of the Corteva, Inc. Consolidated Financial Statements
•Note 20 - Fair Value Measurements - refer to page F-62 of the Corteva, Inc. Consolidated Financial Statements
•Note 21 - Geographic Information - refer to page F-63 of the Corteva, Inc. Consolidated Financial Statements
•Note 22 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, of the EIDP Consolidated Financial Statements, below

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of December 31, 2022 and 2021, the outstanding related party loan balance was $789 million and $2,162 million respectively (which approximates fair value), with interest rates of 6.52% and 1.67%, respectively, and is reflected as long-term debt - related party on EIDP's Consolidated Balance Sheet. Additionally, EIDP has incurred tax deductible interest expense of $46 million, $50 million and $100 million and paid interest of $48 million, $51 million and $105 million for the years ended December 31, 2022, 2021 and 2020, respectively, associated with the related party loan to Corteva, Inc.

As of December 31, 2022 and 2021, EIDP had payables to Corteva, Inc. of $31 million and $$27 million, respectively, included in accrued and other current liabilities, and $115 million and $$117 million, respectively, included in other noncurrent obligations in the Consolidated Balance Sheets, related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-37 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page F-25 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations before income taxes
Domestic	$(46)	$892	$(183)
Foreign	1,427	1,404	758
Income (loss) from continuing operations before income taxes	$1,381	$2,296	$575
Current tax expense (benefit)
Federal	$56	$(23)	$8
State and local	19	4	5
Foreign	403	329	222
Total current tax expense (benefit)	$478	$310	$235
Deferred tax expense (benefit)
Federal	$(170)	$164	$(116)
State and local	(39)	55	27
Foreign	(70)	(17)	(251)
Total deferred tax expense (benefit)	$(279)	$202	$(340)
Provision for (benefit from) income taxes on continuing operations	199	512	(105)
Net income (loss) from continuing operations	$1,182	$1,784	$680

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net[1]	(3.6)	(2.6)	(16.4)
Acquisitions, divestitures and ownership restructuring activities[2]	(5.5)	(0.1)	(0.3)
U.S. research and development credit	(2.3)	(2.5)	(3.4)
Exchange gains/losses[3]	3.8	1.9	4.1
State and local income taxes - net	0.2	2.2	4.2
Impact of Swiss Tax Reform[4]	—	0.2	(31.7)
Excess tax benefits/deficiencies from stock compensation	(0.7)	(0.2)	1.2
Tax settlements and expiration of statute of limitations	0.1	—	0.4
Repatriation of foreign earnings[5,6]	1.7	1.0	1.2
Other – net[5]	(0.3)	1.3	1.4
Effective tax rate	14.4%	22.2%	(18.3)%
1.    Includes the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Includes a tax benefit of $(36) million for the year ended December 31, 2022, relating to the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil. Includes a tax benefit of $(51) million for the year ended December 31, 2020, related to a return to accrual adjustment associated with an elective change in accounting method that alters the 2019 impact of foreign tax provisions.
2.     Includes net tax benefit of $(55) million for the year ended December 31, 2022, related to deferred tax assets established upon change in a U.S. entity's tax characterization, as well as a net tax benefit of $(42) million for the year ended December 31, 2022, related to worthless stock deduction on Company's investment in a subsidiary after a change in the entity's legal structure.
3.    Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 6 - Supplementary Information, and Note 19 - Financial Instruments, under the heading Foreign Currency Risk.
4.    Reflects tax benefits of $(182) million primarily driven by the recognition of an elective cantonal component of the recent enactment of the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform") for the year ended December 31, 2020.
5.     Prior year amounts in "other - net" and "repatriation of foreign earnings" for the years ended December 31, 2021 and 2020 have been reclassified from their previous presentation to conform to the current year's presentation.
6.     Includes the effect of withholding tax on distribution of foreign earnings to the U.S., net of U.S. foreign tax credits.

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EIDP. In addition, there are no differences between Corteva, Inc. and EIDP segment net sales, segment operating EBITDA, segment assets, or significant items by segment; refer to page F-64 of the Corteva, Inc. Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EIDP.

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	For the Year Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations after income taxes	$1,182	$1,784	$680
Provision for (benefit from) income taxes on continuing operations	199	512	(105)
Income (loss) from continuing operations before income taxes	1,381	2,296	575
Depreciation and amortization	1,223	1,243	1,177
Interest income	(124)	(77)	(56)
Interest expense	124	80	145
Exchange losses - net	229	54	174
Non-operating (benefits) costs - net[1]	(111)	(1,256)	(316)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges[2]	—	—	—
Significant items	502	236	388
Corporate expenses	116	138	125
Segment operating EBITDA	$3,340	$2,714	$2,212
1.The year ended December 31, 2021 includes non-cash benefits related to the 2020 OPEB Plan Amendments. Refer to Note 17 - Pension Plans and Other Post Employment Benefits, to the Consolidated Financial Statements, for additional information.
2.Effective January 1, 2021, on a prospective basis, the company excludes net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. There was no unrealized mark-to-market (gain) loss for the year ended December 31, 2020.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.