Form 10-Q
period 2023-03-31
Corteva, Inc.; EIDP, Inc.
filed 2023-05-04
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Corteva, Inc. had 710,873,000 shares of common stock, par value $0.01 per share, outstanding at April 27, 2023.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at April 27, 2023, all of which are held by Corteva, Inc.

EIDP, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

CORTEVA, Inc.
EIDP, Inc.

Explanatory Note

Corteva owns 100% of the outstanding common stock of EIDP (defined below). EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

    • "Corteva" or "the company" refers to Corteva, Inc. and its consolidated subsidiaries (including EIDP);
• "EIDP" refers to EIDP, Inc. and its consolidated subsidiaries or EIDP excluding its consolidated subsidiaries, as the context may indicate;
    • "DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Separation of Corteva (defined below);
• "Historical Dow" refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization (defined below);
    • "Historical DuPont" refers to EIDP prior to the Internal Reorganization (defined below);
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three groups: agriculture, materials science and specialty products. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.
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

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EIDP. The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EIDP, except where otherwise indicated.

The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 61. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2023	2022
Net sales	$4,884	$4,601
Cost of goods sold	2,771	2,724
Research and development expense	316	268
Selling, general and administrative expenses	726	735
Amortization of intangibles	160	179
Restructuring and asset related charges - net	33	5
Other income (expense) - net	(71)	17
Interest expense	31	9
Income (loss) from continuing operations before income taxes	776	698
Provision for (benefit from) income taxes on continuing operations	169	121
Income (loss) from continuing operations after income taxes	607	577
(Loss) income from discontinued operations after income taxes	(8)	(10)
Net income (loss)	599	567
Net income (loss) attributable to noncontrolling interests	4	3
Net income (loss) attributable to Corteva	$595	$564
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.85	$0.79
Basic earnings (loss) per share of common stock from discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share of common stock	$0.84	$0.78
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.84	$0.79
Diluted earnings (loss) per share of common stock from discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share of common stock	$0.83	$0.78

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended March 31,
	2023	2022
Net income (loss)	$599	$567
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	134	91
Adjustments to pension benefit plans	2	8
Adjustments to other benefit plans	(2)	3
Derivative instruments	(67)	(25)
Total other comprehensive income (loss)	67	77
Comprehensive income (loss)	666	644
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	4	3
Comprehensive income (loss) attributable to Corteva	$662	$641

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,646	$3,191	$2,031
Marketable securities	85	124	290
Accounts and notes receivable - net	8,678	5,701	7,275
Inventories	6,585	6,811	4,986
Other current assets	1,335	968	1,296
Total current assets	18,329	16,795	15,878
Investment in nonconsolidated affiliates	87	102	91
Property, plant and equipment	8,633	8,551	8,483
Less: Accumulated depreciation	4,362	4,297	4,150
Net property, plant and equipment	4,271	4,254	4,333
Goodwill	10,508	9,962	10,109
Other intangible assets	10,137	9,339	9,865
Deferred income taxes	508	479	471
Other assets	1,660	1,687	1,886
Total Assets	$45,500	$42,618	$42,633
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,787	$24	$1,018
Accounts payable	3,957	4,895	3,685
Income taxes payable	298	183	180
Deferred revenue	2,712	3,388	2,435
Accrued and other current liabilities	2,477	2,254	2,335
Total current liabilities	13,231	10,744	9,653
Long-term debt	1,241	1,283	1,154
Other noncurrent liabilities
Deferred income tax liabilities	1,255	1,119	1,203
Pension and other post employment benefits - noncurrent	2,242	2,255	2,983
Other noncurrent obligations	1,692	1,676	1,704
Total noncurrent liabilities	6,430	6,333	7,044
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2023 - 710,678,000; December 31, 2022 - 713,419,000; and March 31, 2022 - 725,320,000	7	7	7
Additional paid-in capital	27,844	27,851	27,760
Retained earnings	487	250	750
Accumulated other comprehensive income (loss)	(2,739)	(2,806)	(2,821)
Total Corteva stockholders’ equity	25,599	25,302	25,696
Noncontrolling interests	240	239	240
Total equity	25,839	25,541	25,936
Total Liabilities and Equity	$45,500	$42,618	$42,633
See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$599	$567
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	287	307
Provision for (benefit from) deferred income tax	(85)	(37)
Net periodic pension and OPEB benefit, net	36	(71)
Pension and OPEB contributions	(50)	(55)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	1	3
Restructuring and asset related charges - net	33	5
Other net loss	48	104
Changes in assets and liabilities, net
Accounts and notes receivable	(2,708)	(2,372)
Inventories	324	234
Accounts payable	(908)	(406)
Deferred revenue	(685)	(782)
Other assets and liabilities	(203)	(227)
Cash provided by (used for) operating activities	(3,311)	(2,730)
Investing activities
Capital expenditures	(151)	(179)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	21	5
Acquisitions of businesses - net of cash acquired	(1,463)	—
Investments in and loans to nonconsolidated affiliates	—	(6)
Purchases of investments	—	(234)
Proceeds from sales and maturities of investments	40	10
Proceeds from settlement of net investment hedge	42	—
Cash provided by (used for) investing activities	(1,511)	(404)
Financing activities
Net change in borrowings (less than 90 days)	3,084	744
Proceeds from debt	626	311
Payments on debt	(56)	—
Repurchase of common stock	(252)	(235)
Proceeds from exercise of stock options	7	40
Dividends paid to stockholders	(107)	(102)
Other financing activities, net	(28)	(44)
Cash provided by (used for) financing activities	3,274	714
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(2)	(31)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,550)	(2,451)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,068	$2,385
1. See page 16 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			564		3	567
Other comprehensive income (loss)				77		77
Share-based compensation		(31)				(31)
Common dividends ($0.14 per share)			(102)			(102)
Issuance of Corteva stock		40				40
Repurchase of common stock			(235)			(235)
Other - net			(1)		(2)	(3)
Balance at March 31, 2022	$7	$27,760	$750	$(2,821)	$240	$25,936

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non- controlling Interest	Total Equity
2023
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			595		4	599
Other comprehensive income (loss)				67		67
Share-based compensation		(14)				(14)
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		7				7
Repurchase of common stock			(252)			(252)
Other - net			1		(3)	(2)
Balance at March 31, 2023	$7	$27,844	$487	$(2,739)	$240	$25,839

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, collectively referred to as the “2022 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual net sales and segment operating EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements and the company's 2022 Annual Report). As of March 31, 2023, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $10 million. We will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU includes amendments that require a buyer in supplier finance programs to disclose key terms of the programs and related obligations, including a rollforward of such obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirements, which are effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Retrospective application to all periods in which a balance sheet is presented is required, except for the rollforward requirement, which will be applied prospectively. The company adopted this guidance on January 1, 2023 which resulted in certain disclosures being added relating to supplier financing programs and related obligations. See Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

NOTE 3 - BUSINESS COMBINATIONS

On March 1, 2023 ("Acquisition Date"), Corteva completed its previously announced acquisitions of all the outstanding equity interests in Stoller Group, Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,224 million, subject to a working capital adjustment, and $370 million, respectively. These acquisitions supplement the crop protection business with additional biological tools that complement evolving farming practices.

The operating results of Stoller and Symborg, since the Acquisition Date, did not have a material impact to the company's interim Consolidated Financial Statements for the three months ended March 31, 2023. Additionally, supplemental pro forma information have not been presented since the reported amounts in the company's interim Consolidated Financial Statements for the current period and comparative prior period would not be materially different had these acquisitions occurred as of January 1, 2022.

Purchase Price Allocation
The company performed a preliminary purchase price allocation and assessment of the fair value of the assets acquired and liabilities assumed as of the Acquisition Date. Due to the timing of the acquisitions, at March 31, 2023, the company continues to evaluate aspects of net working capital, acquired intangible assets, and property, plant and equipment. The company will finalize the purchase price allocation as it obtains the information necessary to complete the valuation during the measurement period. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the Acquisition Date.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed for the Stoller and Symborg acquisitions, as of the Acquisition Date:

(In millions)	Stoller	Symborg
Assets
Cash and cash equivalents	$95	$—
Accounts and notes receivable	238	16
Inventories	86	10
Other current assets	26	1
Property, plant and equipment	51	3
Goodwill	381	138
Other intangible assets	655	298
Deferred income taxes	7	—
Other assets	8	2
Total assets acquired	$1,547	$468
Liabilities
Short-term borrowings	59	—
Accounts payable	25	12
Income taxes payable	2	—
Accrued and other current liabilities	60	12
Long-term debt	3	—
Deferred income tax liabilities	154	74
Other noncurrent obligations	20	—
Total liabilities assumed	$323	$98
Net assets acquired	$1,224	$370

The significant fair value adjustments included in the preliminary purchase price allocation are discussed below.

Inventories
Acquired inventories in connection with the acquisition of Stoller and Symborg are primarily comprised of finished goods and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The fair value step-up will be recognized to cost of goods sold in the interim Consolidated Statements of Operations as the inventory is sold.

Property, Plant & Equipment
Property, plant and equipment associated with Stoller is comprised of $25 million of machinery and equipment, $19 million of buildings, $5 million of land and land improvements, and $2 million of construction in progress. The preliminary estimated fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for the remaining depreciable property, plant and equipment. The market approach for certain types of equipment represents a sale comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property, plant and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjust for age and condition of the asset.

Goodwill
The excess of the consideration for Stoller and Symborg over the preliminary net fair value of assets acquired and liabilities assumed resulted in the recognition of goodwill, which has been assigned to the crop protection reporting unit. Goodwill associated with these acquisitions is attributable to the assembled workforce and expanding the company’s addressable market position. None of the goodwill recognized will be deductible for income tax purposes.

Other Intangible Assets
In connection with the acquisitions of Stoller and Symborg, the company recorded certain intangible assets, as shown in the table below, representing the preliminary fair values at the Acquisition Date.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets	Stoller		Symborg
(In millions)	Fair Value	Weighted-Average Amortization Period (Years)	Fair Value	Weighted-Average Amortization Period (Years)
Intangible assets with finite lives:
Customer-related	$491	13	$—	—
Developed technology	121	14	229	12
Trademarks/trade names	43	15	55	12
Total intangible assets with finite lives	655	13	284	12
Intangible assets with infinite lives:
IPR&D	—	—	14	—
Total intangible assets with infinite lives	—	—	14	—
Total intangible assets	$655		$298

The preliminary customer-related intangible asset’s fair value was determined using the multi-period excess earnings method, while the preliminary developed technology and trademark/trade name fair values were determined utilizing the relief from royalty method for Stoller. The preliminary developed technology and in-process research and development (“IPR&D”) intangible assets’ fair values were determined using the multi-period excess earnings method, while the preliminary trademark/trade name fair value was determined utilizing the relief from royalty method for Symborg.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
sales-based royalties is recognized at the later of (i) when the subsequent sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $126 million, $131 million and $120 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	March 31, 2023	December 31, 2022	March 31, 2022
(In millions)
Accounts and notes receivable - trade[1]	$7,334	$4,261	$6,029
Contract assets - current[2]	$26	$26	$24
Contract assets - noncurrent[3]	$63	$64	$58
Deferred revenue - current	$2,712	$3,388	$2,435
Deferred revenue - noncurrent[4]	$103	$107	$104
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was $1,201 million and $1,339 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended March 31,
(In millions)	2023	2022
Corn	$1,979	$1,930
Soybean	269	172
Other oilseeds	301	277
Other	146	145
Seed	2,695	2,524
Herbicides	1,242	1,205
Insecticides	409	418
Fungicides	359	304
Other	179	150
Crop Protection	2,189	2,077
Total	$4,884	$4,601

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2023	2022
North America[1]	$1,323	$1,184
EMEA[2]	1,012	926
Latin America	259	323
Asia Pacific	101	91
Total	$2,695	$2,524

Crop Protection	Three Months Ended March 31,
(In millions)	2023	2022
North America[1]	$879	$821
EMEA[2]	801	656
Latin America	293	327
Asia Pacific	216	273
Total	$2,189	$2,077
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022 that, when combined with the impact of the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”), is expected to result in total net pre-tax restructuring and other charges of $350 million to $420 million, comprised of $105 million to $120 million of severance and related benefit costs, $125 million to $150 million of asset related charges, $65 million to $80 million of costs related to contract terminations (including early lease terminations) and $55 million to $70 million of other charges. Through the first quarter of 2023, the company recorded net pre-tax restructuring and other charges of $341 million, comprised of $115 million of severance and related benefit costs, $111 million of asset related charges, $57 million of costs related to contract terminations (including early lease terminations) and $58 million of other charges.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $115 million has been paid through March 31, 2023, and primarily relate to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total net pre-tax restructuring and other charges recognized through the first quarter of 2023 included $49 million associated with the Russia Exit. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $26 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the three months ended March 31, 2023 were as follows:

Three Months Ended March 31, 2023
(In millions)
Seed	$6
Crop Protection	1
Corporate expenses	4
Total[1]	$11
1.This amount excludes other pre-tax charges recorded during the three months ended March 31, 2023 impacting the Seed segment included in cost of goods sold and other income (expense) - net, in the company's interim Consolidated Statement of Operations, relating to inventory write-offs and the loss on the sale of the company's interest in an equity investment.

The following table is a summary of charges incurred related to 2022 Restructuring Actions for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
(In millions)
Severance and related benefit costs	$4
Asset related charges	7
Contract termination charges[1]	—
Total restructuring and asset related charges - net[2]	$11
1.Contract terminations includes early lease terminations.
2.This amount excludes other pre-tax charges recorded during the three months ended March 31, 2023 included in cost of goods sold and other income (expense) - net, in the company's interim Consolidated Statement of Operations, relating to inventory write-offs and the loss on the sale of the company's interest in an equity investment.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A reconciliation of the December 31, 2022 to the March 31, 2023 liability balances related to the 2022 Restructuring Actions is summarized below:

(in millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2022	$71	$—	$12	$83
Charges to income (loss) from continuing operations	4	7	—	11
Payments	(12)	—	(11)	(23)
Asset write-offs	—	(7)	—	(7)
Balance at March 31, 2023	$63	$—	$1	$64
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations will be substantially complete by the end of 2023.

Other Asset Related Charges
The company recognized $16 million and $6 million for the three months ended March 31, 2023 and 2022, respectively, in restructuring and asset related charges - net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended March 31,
(In millions)	2023	2022
Interest income	$40	$15
Equity in earnings (losses) of affiliates - net	3	10
Net gain (loss) on sales of businesses and other assets	(1)	(3)
Net exchange gains (losses)[1]	(36)	(47)
Non-operating pension and other post employment benefit credit (costs)[2]	(31)	75
Miscellaneous income (expenses) - net[3]	(46)	(33)
Other income (expense) - net	$(71)	$17
1.Includes net pre-tax exchange gains (losses) of $(21) million and $(15) million associated with the devaluation of the Argentine peso for the three months ended March 31, 2023 and 2022, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Miscellaneous income (expenses) - net for the three months ended March 31, 2023 and 2022 includes estimated settlement reserves, gains on the sale of assets, a loss on the sale of the company’s interest in an equity investment, and other items. Additionally, the three months ended March 31, 2022 includes losses associated with a previously held equity investment.

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

(In millions)	Three Months Ended March 31,
	2023	2022
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(30)	$6
Local tax (expenses) benefits	9	(4)
Net after-tax impact from subsidiary exchange gain (loss)	$(21)	$2

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(6)	$(53)
Tax (expenses) benefits	2	13
Net after-tax impact from hedging program exchange gain (loss)	$(4)	$(40)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(36)	$(47)
Tax (expenses) benefits	11	9
Net after-tax exchange gain (loss)	$(25)	$(38)
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

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$1,646	$3,191	$2,031
Restricted cash equivalents	422	427	354
Total cash, cash equivalents and restricted cash equivalents	$2,068	$3,618	$2,385

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 - INCOME TAXES

The effective tax rate for the three months ended March 31, 2023 and 2022 was 21.8% and 17.3%, respectively.

During the three months ended March 31, 2023, the company recognized $12 million of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation.

During the three months ended March 31, 2022, the company recognized $35 million of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes for certain prior year tax positions as well as from stock-based compensation.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended March 31,
(In millions)	2023	2022
Income (loss) from continuing operations after income taxes	$607	$577
Net income (loss) attributable to continuing operations noncontrolling interests	4	3
Income (loss) from continuing operations available to Corteva common stockholders	603	574
(Loss) income from discontinued operations available to Corteva common stockholders	(8)	(10)
Net income (loss) available to common stockholders	$595	$564

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended March 31,
(Dollars per share)	2023	2022
Earnings (loss) per share of common stock from continuing operations	$0.85	$0.79
(Loss) earnings per share of common stock from discontinued operations	(0.01)	(0.01)
Earnings (loss) per share of common stock	$0.84	$0.78

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended March 31,
(Dollars per share)	2023	2022
Earnings (loss) per share of common stock from continuing operations	$0.84	$0.79
(Loss) earnings per share of common stock from discontinued operations	(0.01)	(0.01)
Earnings (loss) per share of common stock	$0.83	$0.78

Share Count Information	Three Months Ended March 31,
(Shares in millions)	2023	2022
Weighted-average common shares - basic	712.9	727.0
Plus dilutive effect of equity compensation plans[1]	3.3	3.9
Weighted-average common shares - diluted	716.2	730.9
Potential shares of common stock excluded from EPS calculations[2]	2.7	2.5
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Accounts receivable – trade[1]	$6,883	$4,168	$5,603
Notes receivable – trade[1,2]	451	93	426
Other[3]	1,344	1,440	1,246
Total accounts and notes receivable - net	$8,678	$5,701	$7,275
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $207 million, $194 million, and $232 million at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2023, December 31, 2022, and March 31, 2022 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $137 million, $148 million, and $124 million as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2023 and 2022:

(In millions)
2022
Balance at December 31, 2021	$210
Net provision for credit losses	5
Write-offs charged against allowance / other	17
Balance at March 31, 2022	$232

2023
Balance at December 31, 2022	$194
Net provision for credit losses	10
Write-offs charged against allowance / other	3
Balance at March 31, 2023	$207

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

Trade receivables sold under these agreements were $8 million and $17 million for the three months ended March 31, 2023 and 2022, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2023, December 31, 2022, and March 31, 2022 were $19 million, $37 million, and $130 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three months ended March 31, 2023 and 2022 was not material. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 - INVENTORIES

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Finished products	$3,650	$3,260	$2,691
Semi-finished products	2,023	2,689	1,635
Raw materials and supplies	912	862	660
Total inventories	$6,585	$6,811	$4,986

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the three months ended March 31,
2023:

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2022	$4,618	$5,344	$9,962
Acquisitions[1]	519	—	519
Currency translation adjustments	13	14	27
Balance as of March 31, 2023	$5,150	$5,358	$10,508
1.On March 1, 2023, the company completed the acquisitions of Stoller and Symborg, which are included in the crop protection segment. See Note 3 – Business Combinations, to the interim Consolidated Financial Statements, for additional information.

Other Intangibles Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	March 31, 2023[1]			December 31, 2022			March 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Germplasm	$6,291	$(890)	$5,401	$6,291	$(826)	$5,465	$6,265	$(634)	$5,631
Customer-related	2,407	(617)	1,790	1,912	(585)	1,327	1,953	(515)	1,438
Developed technology	1,845	(868)	977	1,485	(830)	655	1,485	(716)	769
Trademarks/trade names	2,107	(271)	1,836	2,009	(251)	1,758	2,011	(192)	1,819
Favorable supply contracts[2]							475	(420)	55
Other[3]	395	(276)	119	395	(271)	124	405	(262)	143
Total other intangible assets with finite lives	13,045	(2,922)	10,123	12,092	(2,763)	9,329	12,594	(2,739)	9,855

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D	14	—	14	10	—	10	10	—	10
Total other intangible assets	14	—	14	10	—	10	10	—	10
Total	$13,059	$(2,922)	$10,137	$12,102	$(2,763)	$9,339	$12,604	$(2,739)	$9,865
1.Includes the intangible assets acquired in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023. See Note 3 – Business Combinations, to the interim Consolidated Financial Statements, for additional information.
2.Effective November 1, 2022, the favorable supply contracts expired and were fully amortized.
3.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $160 million and $179 million for the three months ended March 31, 2023 and 2022, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2023 and each of the next five years is approximately $520 million, $679 million, $642 million, $631 million, $571 million and $549 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Commercial paper	$2,680	$—	$984
364-Day Revolving Credit Facility	1,000	—	—
Other loans - various currencies	57	23	33
Long-term debt payable within one year	49	—	—
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$3,787	$24	$1,018

Long-term debt
(in millions)	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Other loans:
Foreign currency loans, various rates and maturities	187	14.80%	181	14.80%	53	15.00%
Medium-term notes, varying maturities through 2041	107	4.62%	107	4.27%	107	0.35%
Finance lease obligations	3		2		3
Less: Unamortized debt discount and issuance costs	7		7		9
Less: Long-term debt due within one year	49		—		—
Total long-term debt	$1,241		$1,283		$1,154

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,198 million, $1,172 million, and $1,107 million as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at March 31, 2023 was approximately $75 million. The company’s long-term Foreign Currency Loans have varying maturities through 2024.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at March 31, 2023
(in millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-day Revolving Credit Facility	May 2022	1,000	—	January 2024	Floating Rate
Total Committed and Available Credit Facilities		$6,000	$5,000

Revolving Credit Facilities
In May 2022, EIDP entered into a $3 billion, 5-year revolving credit facility and a $2 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2023, the company was in compliance with these covenants.

364-Day Revolving Credit Facilities
In May 2022, as amended in January 2023, the company entered into a $1 billion, 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) expiring in January 2024. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2023, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At March 31, 2023, December 31, 2022 and March 31, 2022, the outstanding obligations under supplier finance programs was approximately $165 million, $220 million, and $180 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2023, December 31, 2022 and March 31, 2022, the company had directly guaranteed $79 million, $88 million, and $105 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at March 31, 2023, approximately $15 million had terms greater than one year. The maximum future payments include $9 million, $16 million and $21 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $89 million, $202 million and $180 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances ("PFAS") liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaces the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%. Under the terms of the MOU, Corteva's estimated aggregate share of the potential $2 billion is approximately $600 million.

In order to support and manage any potential future PFAS liabilities, the parties have also agreed to establish an escrow account ("MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend.

The company made its annual installment deposits due to the MOU Escrow Account through March 31, 2023. These payments are classified as noncurrent restricted cash equivalents and included in other assets in the interim Consolidated Balance Sheets.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the Corteva Separation Agreement, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont will manage such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold is met, then the companies will share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At March 31, 2023, December 31, 2022, and March 31, 2022, the indemnification assets were $36 million, $31 million, and $31 million, respectively, within accounts and notes receivable - net and $109 million, $105 million, and $80 million, respectively, within other assets in the interim Consolidated Balance Sheets. At March 31, 2023, December 31, 2022, and March 31, 2022, the indemnification liabilities were $32 million, $31 million, and $32 million, respectively, within accrued and other current liabilities and $118 million, $115 million, and $116 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

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

Lorsban® Lawsuits
As of March 31, 2023, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of March 31, 2023, an accrual has been established for the estimated resolution of certain claims.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2023, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first was a consolidated trial of two cases; the first, a kidney cancer case, which resulted in a hung jury, while the second, Travis and Julie Abbott v. E.I du Pont de Nemours and Company (the “Abbott Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium, plus interest. The loss of consortium award was subsequently reduced to $250,000 in accordance with state law limitations. Following entry of the judgment by the court, EIDP filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. In December 2022, the Sixth Circuit federal court ruled against the company's appeal of the jury verdict. EIDP's motion for en banc review was denied in February 2023. Defense costs and future liabilities that may arise from these cases are subject to the terms and conditions of the MOU and the Corteva Separation Agreement. As of March 31, 2023, an accrual was established for this matter.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

In March 2023, the U.S. Environmental Protection Agency ("EPA") published proposed rules establishing a maximum contaminate level of four parts per trillion for PFOA in drinking water. If such rules are adopted, a legal mandate with respect to acceptable PFOA levels in drinking water would be established.

Aqueous Firefighting Foams. Approximately 3,900 cases have been filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging PFOS or PFOA environmental contamination and/or personal injury from the use of aqueous firefighting foams. The majority of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina. Approximately 3,500 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of exposure to aqueous firefighting foams. Approximately 300 of these cases were filed by water utility or municipal water districts. Most of these recent cases assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The Stuart, Florida water district "bellwether" trial is scheduled for June 2023. The court has encouraged all parties to discuss resolution of the water utility and water district category of cases, and has appointed a mediator to facilitate discussions between the parties. Consistent with the Court's instruction and under the mutual obligations of the MOU, Corteva, EIDP, DuPont and Chemours have engaged with the plaintiff's counsel on the resolution of these cases.

New Jersey. In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. The Ridgewood Water District in New Jersey filed suit in the first quarter 2019 against EIDP, Chemours, and others alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants, including PFOA, in water supplies. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act ("ISRA") and for fraudulent conveyance. Beginning in April 2023, the lawsuits have been stayed subject to a court appointed mediation.

EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff's trespass claims and has limited plaintiffs’ nuisance claims to abatement damages.

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

New York. EIDP is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification, and continue to defend itself on the merits of the case, while seeking an out of court resolution. A portion of the personal injury lawsuits filed by Hoosick Falls residents are in the process of being mediated.

EIDP is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EIDP along with Chemours and others, have been named defendants in complaints filed by 11 water districts in Nassau County, New York alleging that the drinking water they provide

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
to customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

Other Natural Resource Damage Cases. In the states of Alabama, Alaska, California, Florida, Illinois, Kentucky, Maine, Massachusetts, Michigan, Mississippi, New Hampshire, North Carolina, Pennsylvania, South Dakota, Vermont and Wisconsin, along with Guam and the Marina Islands, filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the "NRS Trust") in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. A hearing on the merits occurred in March 2023, and a ruling is expected by September 2023.

Carpet Mill Cases. The city of Rome, GA alleges defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The city of Rome seeks damages for the cost of the installation of a water treatment system capable of removing PFCs from the water, injunctive relief requiring the defendants to clean up the contamination in the river ways, and punitive damages. Additionally, the city of Rome has sent a demand to EIDP asserting damages for the construction of a new utilities wastewater treatment system and upgrades to the city's water treatment system, along with future monitoring costs. While mediation continues, a trial is currently scheduled for June 5, 2023.

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

At March 31, 2023, several actions are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action over approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of certain PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts its entitled in its pending litigation.

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

The accrued environmental obligations and indemnification assets include the following:

	As of March 31, 2023
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$152	$152	$275
Other discontinued or divested businesses obligations[1]	24	69	192

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	56	59	62

Environmental remediation liabilities not subject to indemnity	—	113	63

Indemnification liabilities related to the MOU[4]	25	126	30
Total	$257	$519	$622
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 24, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $35 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $59 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 24 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the NC DEQ.
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 23, under the header "Chemours / Performance Chemicals."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source ("RFS") in an amount exceeding $900 million for environmental remediation at EIDP's former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EIDP's demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page 28. Further ruling on this proceeding has been stayed subject to court appointed mediation.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2023, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares and 4,585,000 shares in the open market for a total cost of $250 million and $235 million during the three months ended March 31, 2023 and 2022, respectively. Repurchases under the 2021 Share Buyback Plan are now complete with the first quarter 2023 activity noted above.

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

Below is a summary of the EIDP Preferred Stock at March 31, 2023, December 31, 2022, and March 31, 2022, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$(2,898)
Other comprehensive income (loss) before reclassifications	91	(13)	8	3	89
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	—	—	(12)
Net other comprehensive income (loss)	91	(25)	8	3	77
Balance March 31, 2022	$(2,452)	$47	$(388)	$(28)	$(2,821)
2023
Balance January 1, 2023	$(2,883)	$80	$(163)	$160	$(2,806)
Other comprehensive income (loss) before reclassifications	134	(51)	3	—	86
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	(1)	(2)	(19)
Net other comprehensive income (loss)	134	(67)	2	(2)	67
Balance March 31, 2023	$(2,749)	$13	$(161)	$158	$(2,739)
1.The cumulative translation adjustment gain for the three months ended March 31, 2023 was primarily driven by the weakening of the USD against the European Euro ("EUR"), Brazilian Real ("BRL"), Mexican Peso ("MXN"), and Swiss Franc ("CHF"). The cumulative translation adjustment gain for the three months ended March 31, 2022 was primarily driven by the weakening of the USD against the Brazilian Real ("BRL") partially offset by the strengthening of the USD against the European Euro ("EUR") and Swiss Franc ("CHF").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended March 31,
	2023	2022
Derivative instruments	$27	$(1)
Pension benefit plans - net	—	(2)
Other benefit plans - net	—	3
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$27	$—

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended March 31,
	2023	2022
Derivative Instruments[1]:	$(21)	$(15)
Tax (benefit) expense[2]	5	3
After-tax	$(16)	$(12)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(1)
Actuarial (gains) losses[3,4]	—	1
Total before tax	$(1)	$—
Tax (benefit) expense[2]	—	—
After-tax	$(1)	$—
Amortization of other benefit plans:
Actuarial (gains) loss[3,4]	(2)	—
Total before tax	$(2)	$—
Tax (benefit) expense[2]	—	—
After-tax	$(2)	$—
Total reclassifications for the period, after-tax	$(19)	$(12)
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
4.Reflected in other income (expense) - net in the interim Consolidated Statements of Operations.

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended March 31,
(In millions)	2023	2022
Defined Benefit Pension Plans:
Service cost	$5	$4
Interest cost	174	108
Expected return on plan assets	(152)	(190)
Amortization of unrecognized (gain) loss	—	1
Amortization of prior service (benefit) cost	(1)	(1)
Net periodic benefit (credit) cost	$26	$(78)
Other Post Employment Benefits:
Interest cost	$12	$7
Amortization of unrecognized (gain) loss	(2)	—
Net periodic benefit (credit) cost	$10	$7

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 - FINANCIAL INSTRUMENTS

At March 31, 2023, December 31, 2022 and March 31, 2022, the company had $780 million, $2,296 million and $1,414 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $85 million, $124 million and $290 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $27 million, $27 million and $53 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at March 31, 2023 are discussed further in the “Debt Securities” section.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	$470	$953	$1,043
Commodity contracts	$786	$1,167	$531
Derivatives not designated as hedging instruments:
Foreign currency contracts	$2,320	$430	$1,106
Commodity contracts	$108	$9	$81

Foreign Currency Risk
The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Prior to the first quarter of 2023, the company mitigated the exposure of certain investments in foreign subsidiaries against changes in the Euro/USD exchange rate. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments, investments and cash flows.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2023	2022
Beginning balance	$55	$47
Additions and revaluations of derivatives designated as cash flow hedges	(41)	63
Clearance of hedge results to earnings	(15)	(14)
Ending balance	$(1)	$96

At March 31, 2023, an after-tax net loss of $6 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2023	2022
Beginning balance	$10	$32
Additions and revaluations of derivatives designated as cash flow hedges	(10)	(82)
Clearance of hedge results to earnings	(1)	2
Ending balance	$(1)	$(48)

At March 31, 2023, an after-tax net loss of $1 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
The company had designated €450 million of forward contracts to exchange EUR as net investment hedges. The purpose of these forward contracts was to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges expired and were settled in March 2023.

Prior to maturity, the company had elected to apply the spot method in testing for effectiveness of the hedging relationship.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	41	(35)	6
Total asset derivatives		$43	$(35)	$8

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$—	$21
Commodity contracts	Accrued and other current liabilities	10	—	10
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	66	(35)	31
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$102	$(35)	$67

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$—	$41
Commodities Contracts	Other current assets	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	51	(40)	11
Total asset derivatives		$96	$(40)	$56

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	58	(40)	18
Total liability derivatives		$70	$(40)	$30

		March 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$16	$—	$16
Commodity Contracts	Other current assets	5	—	5
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	21	(28)	(7)
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$45	$(28)	$17

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$80	$—	$80
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	114	(28)	86
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$197	$(28)	$169
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2023	2022
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$7
Cash flow hedges:
Foreign currency contracts	(15)	(102)
Commodity contracts	(58)	86
Total derivatives designated as hedging instruments	$(73)	$(9)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2023	2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$2	$(3)
Commodity contracts[2]	19	18
Total derivatives designated as hedging instruments	$21	$15
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(3)	$(53)
Foreign currency contracts[2]	(12)	(36)
Commodity contracts[2]	(1)	(22)
Commodity contracts[3]	(3)	—
Total derivatives not designated as hedging instruments	(19)	(111)
Total derivatives	$2	$(96)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Consolidated Statements of Operations.
3.Recognized in other income (expense). Note that net loss from foreign currency contracts was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at March 31, 2023, December 31, 2022 and March 31, 2022. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The company's investments in debt securities at March 31, 2023 with a contractual maturity within one year and between one to five years was $83 million and $27 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	March 31, 2023	December 31, 2022	March 31, 2022
(In millions)	Level 2[2]	Level 2[2]	Level 1[1]	Level 2[2]
Assets at fair value:
Marketable securities	$85	$124	$—	$290
Derivatives relating to:[3]
Foreign currency	41	92	—	37
Commodity contracts	2	4	—	8
Equity Securities[4]	—	—	29	—
Total assets at fair value	$128	$220	$29	$335
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	87	67	—	194
Commodity contracts	15	3	—	3
Total liabilities at fair value	$102	$70	$—	$197
1.Reflects quoted prices in active markets for identical items.
2.Reflects significant other observable inputs.
3.See Note 16 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.
4.The company's equity securities are included in other assets in the interim Consolidated Balance Sheets.

NOTE 18 - SEGMENT INFORMATION

Corteva’s reportable segments reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (seed and crop protection). For purposes of allocating resources to the segments and assessing segment performance, segment operating EBITDA is the primary measure used by Corteva’s CODM. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and other post-employment benefit (OPEB) credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2023
Net sales	$2,695	$2,189	$4,884
Segment operating EBITDA	$652	$603	$1,255
Segment assets[1]	$23,966	$17,584	$41,550

2022
Net sales	$2,524	$2,077	$4,601
Segment operating EBITDA	$569	$491	$1,060
Segment assets[1]	$24,146	$14,144	$38,290
1.    Segment assets at December 31, 2022 were $22,952 million and $14,097 million for Seed and Crop Protection, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations after income taxes	$607	$577
Provision for (benefit from) income taxes on continuing operations	169	121
Income (loss) from continuing operations before income taxes	776	698
Depreciation and amortization	287	307
Interest income	(40)	(15)
Interest expense	31	9
Exchange (gains) losses	36	47
Non-operating (benefits) costs	43	(65)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	15	36
Significant items (benefit) charge	83	22
Corporate expenses	24	21
Segment operating EBITDA	$1,255	$1,060

Segment assets to total assets (in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Total segment assets	$41,550	$37,049	$38,290
Corporate assets	3,950	5,569	4,343
Total assets	$45,500	$42,618	$42,633

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three months ended March 31, 2023 and 2022, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2023
Restructuring and asset related charges - net[1]	$(21)	$(6)	$(6)	$(33)
Estimated settlement expense[2]	—	(49)	—	(49)
Inventory write-offs[3]	(4)	—	—	(4)
Gain (loss) on sale of assets and equity investments[3]	—	3	—	3
Seed sale associated with Russia Exit[3,4]	19	—	—	19
Acquisition-related costs[5]	—	(19)	—	(19)
Total	$(6)	$(71)	$(6)	$(83)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2022
Restructuring and asset related charges - net[1]	$(5)	$2	$(2)	$(5)
Estimated settlement expense[2]	—	(17)	—	(17)
Total	$(5)	$(15)	$(2)	$(22)
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
4.Includes a benefit of $19 million relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $41 million of net sales and $22 million of cost of goods sold.
5.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information.

NOTE 19 - SUBSEQUENT EVENTS

In May 2023, the company entered into a committed receivable repurchase facility of up to $500 million (the "2023 Repurchase Facility"), which expires in December 2023. Under the 2023 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2023 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2023 Repurchase Facility have an interest rate equal to the Adjusted Term Secured Overnight Financing Rate ("SOFR"), which is Term SOFR plus 0.10 percent, plus the margin.

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

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of Corteva’s 2022 Annual Report, as modified by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Recent Developments

Global Economic Conditions
Economic activity continues to be impacted by ongoing factors driving volatility in global markets including the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, military conflict between Russia and Ukraine and resulting economic sanctions and extreme weather. Corteva will continue to actively monitor global conditions and may take further actions altering its business operations that it determines are in the best interests of its stakeholders, or as required by federal, state, or local authorities. These alterations or modifications may impact the company's business, including the effects on its customers, employees, and prospects, or on its financial results for the foreseeable future. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the factors discussed above, expectations of future planted area (as influenced by consumer demand, ethanol markets and government policies and regulations), trade and purchasing of commodities globally and relative commodity prices.

In response to Russia’s military conflict with Ukraine, in April 2022 the company announced its decision to withdraw from Russia and stop production and business activities ("Russia Exit"). Prior to these decisions, Russia contributed approximately 2 percent of the company's annual net sales. Refer to the 2022 Restructuring Actions discussion below for additional information.

Acquisitions
On March 1, 2023, Corteva completed its previously announced acquisition of all the outstanding equity interests in Stoller Group Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,224 million, subject to a working capital adjustment, and $370 million, respectively. These acquisitions supplement the crop protection business with additional biological tools that complement evolving farming practices. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information.

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022 that, when combined with the impact of the company’s Russia Exit (collectively the “2022 Restructuring Actions”), is expected to result in total pre-tax restructuring and other charges of $350 million to $420 million, comprised of $105 million to $120 million of severance and related benefit costs, $125 million to $150 million of asset related charges, $65 million to $80 million of costs related to contract terminations (including early lease terminations) and $55 million to $70 million of other charges. Through the first quarter of 2023, the company recorded net pre-tax restructuring and other charges of $341 million, comprised of $115 million of severance and related benefit costs, $111 million of asset related charges, $57 million of costs related to contract terminations (including early lease terminations) and $58 million of other charges.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $115 million has been paid through March 31, 2023, and primarily relates to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total net pre-tax restructuring and other charges recognized through the first quarter of 2023 included $49 million associated with the Russia Exit. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $26 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The 2022 Restructuring Activities are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company purchased and retired 4,098,000 shares and 4,585,000 shares, respectively, during the three months ended March 31, 2023 and 2022 in the open market for a total cost of $250 million and $235 million, respectively. Repurchases under the 2021 Share Buyback Plan are now complete with the first quarter 2023 activity noted above.

Overview

The following is a summary of results from continuing operations for the three months ended March 31, 2023:

•The company reported net sales of $4,884 million, up 6 percent versus the same quarter last year, reflecting a 14 percent increase in price and a 1 percent favorable portfolio and other impact, partially offset by a 4 percent decrease in volume and a 5 percent unfavorable impact from currency.

•Cost of goods sold ("COGS") totaled $2,771 million in the first quarter of 2023, up from $2,724 million in the first quarter of 2022, primarily driven by higher input costs, which are primarily market-driven, partially offset by lower volumes, ongoing cost and productivity actions and a favorable impact from currency.

•Restructuring and asset related charges - net were $33 million in the first quarter of 2023, an increase from $5 million in the first quarter of 2022. The charges for the three months ended March 31, 2023 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and charges associated with the 2022 Restructuring Actions.

•Income (loss) from continuing operations after income taxes was $607 million, as compared to $577 million in the same quarter last year.

•Operating EBITDA was $1,231 million for the three months ended March 31, 2023, improved from $1,039 million for the three months ended March 31, 2022, primarily driven by strong price execution, product mix and productivity actions, partially offset by inflation and currency headwinds. Refer to page 49 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following event occurred during the three months ended March 31, 2023:

•The company returned approximately $360 million to shareholders during the three months ended March 31, 2023 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $4,884 million and $4,601 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by a 14 percent increase in price versus the prior period and a 1 percent favorable portfolio and other impact, partially offset by a 4 percent decrease in volume and a 5 percent unfavorable currency impact. Price gains were driven by continued execution on the company’s price for value strategy, recovery of higher input costs and currency. Volume declines were driven by a shortened Safrinha season, delays in Latin America and APAC due to weather, supply constraints in Latin America, product exits and the Russia Exit, partially offset by the continued penetration of new products. The unfavorable currency impacts were led by the Turkish Lira, the Ukrainian Hryvnia and the Euro. The portfolio and other impact was driven by the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase.

	Three Months Ended March 31,
	2023		2022
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$4,884	100%	$4,601	100%
North America[1]	2,202	45%	2,005	44%
EMEA[2]	1,813	37%	1,582	34%
Latin America	552	11%	650	14%
Asia Pacific	317	7%	364	8%

	Q1 2023 vs. Q1 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$197	10%	7%	3%	—%	—%
EMEA[2]	231	15%	25%	—%	(13)%	3%
Latin America	(98)	(15)%	9%	(30)%	3%	3%
Asia Pacific	(47)	(13)%	9%	(13)%	(9)%	—%
Total	$283	6%	14%	(4)%	(5)%	1%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $2,771 million (57 percent of net sales) and $2,724 million (59 percent of net sales) for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by higher input costs, which are primarily market-driven, partially offset by lower volumes, ongoing cost and productivity actions and a favorable impact from currency. The market driven trends are due to inflationary pressures impacting raw material inputs, which have the potential for easing in late 2023 on a year-over-year basis.

Research and Development Expense
R&D expense was $316 million (6 percent of net sales) and $268 million (6 percent of net sales) for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by an increase in salaries, spending on field, lab and facilities, third-party research costs and travel.

Selling, General and Administrative Expenses
SG&A expenses were $726 million (15 percent of net sales) and $735 million (16 percent of net sales) for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily driven by a decrease in commissions and favorable currency, partially offset by incremental costs from the Stoller and Symborg acquisitions and an unfavorable impact from the company's deferred compensation plans due to market impacts.

Amortization of Intangibles
Intangible asset amortization was $160 million and $179 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily driven by the expiration of the favorable supply contracts in the fourth quarter of

2022, at which point the contracts became fully amortized, partially offset by amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions. See Note 11 - Goodwill and Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $33 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. The charges in the first quarter of 2023 and 2022 primarily relates to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The charges during the first quarter of 2023 also include costs associated with the 2022 Restructuring Actions. Further evaluation of our operations, including decisions involving contract manufacturing opportunities, may result in additional asset related charges, which could be material to our income from continuing operations as reported under U.S. GAAP.

See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(71) million and $17 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily driven by non-operating pension and other post employment benefit costs in the current period versus a benefit in the prior period, an increase in estimated settlement reserves and a loss on the sale of the company’s interest in an equity investment. The decreases are partially offset by an increase in interest income, a decrease in exchange losses, gains on the sale of assets and losses associated with a previously held equity investment in the prior period.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $31 million and $9 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily driven by higher short-term and foreign currency borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $169 million for the three months ended March 31, 2023 on pre-tax income from continuing operations of $776 million, resulting in an effective tax rate of 21.8 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions, as well as from stock-based compensation.

The company continually assesses new regulations and rulings and how they may impact the company's tax positions, such as the Italian tax authority's April 2023 nonbinding interpretation addressing certain hybrid mismatch arrangements or transactions. The company is assessing this interpretation against relevant tax positions taken by the company.

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

EIDP Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide an Analysis of Operations, only for the differences between EIDP and Corteva, Inc.

Interest Expense
EIDP’s interest expense was $44 million and $18 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily driven by the items noted above, under the header "Interest Expense," partially offset by lower average borrowings on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s provision for income taxes on continuing operations was $166 million for the three months ended March 31, 2023 on pre-tax income from continuing operations of $763 million, resulting in an effective tax rate of 21.8 percent. EIDP’s provision for income taxes on continuing operations was $119 million for the three months ended March 31, 2022 on pre-tax income from continuing operations of $689 million, resulting in an effective tax rate of 17.3 percent.

EIDP’s effective tax rates for the three months ended March 31, 2023 and 2022 were driven by a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. and the items noted on page 45, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.” See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook
The company updated its previously provided guidance for the full-year 2023 - increasing sales and earnings expectations to include the impact of the Stoller and Symborg acquisitions. The company expects net sales in the range of $18.6 billion and $18.9 billion and Operating EBITDA in the range of $3.55 billion and $3.75 billion. Operating Earnings Per Share is expected to be in the range of $2.80 and $3.00 per share, which reflects higher earnings and lower average share count, partially offset by forecasted higher effective tax rate and interest expense.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from global economic conditions. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 50 for Significant Items recorded in the three months ended March 31, 2023 and 2022). However, during 2022 the company committed to restructuring activities relating to the 2022 Restructuring Actions, which are expected to be completed in 2023. The total net pre-tax restructuring and other charges expected to be recognized during 2023 are not expected to be material to the company’s Consolidated Financial Statements. During 2023, the company expects to record approximately $75 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information on the company’s 2022 Restructuring Actions and accelerated prepaid royalty amortization. The company also expects non-operating charges during 2023 associated with pension and OPEB costs to increase when compared to 2022, which is mainly due to an increase in discount rates and a decrease in asset returns due to lower pension plan assets. See Note 6 – Supplemental Information, to the interim Consolidated Financial Statements, for additional information.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2023 compared with the same period in 2022. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three months ended March 31, 2023 and 2022 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
In millions	2023	2022
Net sales	$2,695	$2,524
Segment operating EBITDA	$652	$569

Seed	Q1 2023 vs. Q1 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$139	12%	7%	5%	—%	—%
EMEA	86	9%	29%	(10)%	(14)%	4%
Latin America	(64)	(20)%	17%	(41)%	4%	—%
Asia Pacific	10	11%	17%	8%	(14)%	—%
Total	$171	7%	17%	(7)%	(5)%	2%

Seed	Q1 2023 vs. Q1 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$49	3%	17%	(10)%	(5)%	1%
Soybeans	97	56%	1%	56%	(1)%	—%
Other oilseeds	24	9%	29%	(16)%	(14)%	10%
Other	1	1%	16%	(16)%	1%	—%
Total	$171	7%	17%	(7)%	(5)%	2%

Seed
Seed net sales were $2,695 million in the first quarter of 2023, up 7 percent from $2,524 million in the first quarter of 2022. The increase was driven by a 17 percent increase in price and a 2 percent favorable impact from portfolio and other, partially offset by a 7 percent decrease in volume and a 5 percent unfavorable currency impact.

Price gains were driven by strong execution globally, led by EMEA, as farmers prioritize yield to help offset inflation. Pricing actions more than offset currency impacts in EMEA. Volume declines were driven by a shortened Safrinha season due to delayed soybean harvest, supply constraints in Latin America corn, and the 2022 decision to exit Russia. Unfavorable currency impacts were led by the Turkish Lira and the Ukrainian Hryvnia.

Segment operating EBITDA was $652 million in the first quarter of 2023, up 15 percent from $569 million in the first quarter of 2022. Price execution and ongoing cost and productivity actions more than offset higher input and freight costs, lower volumes, and increased investment in R&D. Segment operating EBITDA margin improved by approximately 165 basis points versus the prior-year period.

Crop Protection	Three Months Ended March 31,
In millions	2023	2022
Net sales	$2,189	$2,077
Segment Operating EBITDA	$603	$491

Crop Protection	Q1 2023 vs. Q1 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$58	7%	8%	—%	(1)%	—%
EMEA	145	22%	20%	15%	(13)%	—%
Latin America	(34)	(10)%	1%	(18)%	1%	6%
Asia Pacific	(57)	(21)%	6%	(20)%	(6)%	(1)%
Total	$112	5%	11%	(1)%	(5)%	—%

Crop Protection	Q1 2023 vs. Q1 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$37	3%	9%	(2)%	(4)%	—%
Insecticides	(9)	(2)%	13%	(7)%	(7)%	(1)%
Fungicides	55	18%	14%	13%	(9)%	—%
Other	29	19%	3%	(2)%	(1)%	19%
Total	$112	5%	11%	(1)%	(5)%	—%

Crop Protection
Crop protection net sales were $2,189 million in the first quarter of 2023, up 5 percent from $2,077 million in the first quarter of 2022. The increase was driven by an 11 percent increase in price, partially offset by a 5 percent unfavorable currency impact and a 1 percent decline in volume, including the impact of product exits.

The increase in price was broad-based and mostly reflected pricing for the value of our differentiated technology, higher raw material and logistical costs, and currency in EMEA. Continued penetration of new products, including EnlistTM and ArylexTM herbicides, was more than offset by delays in the Latin America and Asia Pacific seasons due to unfavorable weather conditions and product exits. Unfavorable currency impacts were led by the Turkish Lira and the Euro.

Segment Operating EBITDA was $603 million in the first quarter of 2023, up 23 percent from $491 million in the first quarter of 2022. Price execution, productivity actions, and favorable mix more than offset higher input costs, including raw material costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 390 basis points versus the prior-year period.

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

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as "earnings (loss) per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
(In millions)	2023	2022
Income (loss) from continuing operations after income taxes (GAAP)	$607	$577
Provision for (benefit from) income taxes on continuing operations	169	121
Income (loss) from continuing operations before income taxes (GAAP)	776	698
Depreciation and amortization	287	307
Interest income	(40)	(15)
Interest expense	31	9
Exchange (gains) losses	36	47
Non-operating (benefits) costs	43	(65)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	15	36
Significant items (benefit) charge	83	22
Operating EBITDA (Non-GAAP)	$1,231	$1,039

Significant Items

	Three Months Ended March 31,
(In millions)	2023	2022
Restructuring and asset related charges - net	$(33)	$(5)
Estimated settlement expense[1]	(49)	(17)
Inventory write-offs[2]	(4)	—
Gain (loss) on sale of assets and equity investments[2]	3	—
Seed sale associated with Russia exit[2,3]	19	—
Acquisition-related costs[4]	(19)	—
Total pretax significant items benefit (charge)	(83)	(22)
Total tax (provision) benefit impact of significant items[5]	15	6
Total significant items benefit (charge), after tax	$(68)	$(16)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
3.Includes a benefit of $19 million relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $41 million of net sales and $22 million of cost of goods sold.
4.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up. See Note 3 - Business Combinations, to the interim Consolidated Financials Statements, for additional information.
5.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended March 31,
(In millions)	2023	2022
Income (loss) from continuing operations attributable to Corteva (GAAP)	$603	$574
Less: Non-operating benefits (costs), after tax	(33)	49
Less: Amortization of intangibles (existing as of Separation), after tax	(118)	(139)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(11)	(28)
Less: Significant items benefit (charge), after tax	(68)	(16)
Operating Earnings (Loss) (Non-GAAP)	$833	$708

	Three Months Ended March 31,
	2023	2022
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$0.84	$0.79
Less: Non-operating benefits (costs), after tax	(0.05)	0.07
Less: Amortization of intangibles (existing as of Separation), after tax	(0.16)	(0.19)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	(0.02)	(0.04)
Less: Significant items benefit (charge), after tax	(0.09)	(0.02)
Operating Earnings (Loss) Per Share (Non-GAAP)	$1.16	$0.97
Diluted Shares Outstanding (in millions)	716.2	730.9

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2022 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2023.

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Cash, cash equivalents and marketable securities	$1,731	$3,315	$2,321
Total debt	$5,028	$1,307	$2,172

The increase in debt balances from December 31, 2022 was primarily due to funding the company's working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $5.5 billion, $6.0 billion, and $6.6 billion at March 31, 2023, December 31, 2022, and March 31, 2022, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. In addition to the unused credit facilities, the company will have a $500 million 2023 Repurchase Facility (as defined below) for the remainder of 2023. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information on the Stoller and Symborg acquisitions.

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
In May 2023, the company entered into a committed receivable repurchase facility of up to $500 million (the "2023 Repurchase Facility"), which expires in December 2023. See further discussion of the 2023 Repurchase Facility in Note 19 - Subsequent Events, to the interim Consolidated Financial Statements.

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

The company's cash, cash equivalents and marketable securities at March 31, 2023, December 31, 2022, and March 31, 2022 are $1.7 billion, $3.3 billion, and $2.3 billion, respectively, of which $1.5 billion, $2.0 billion, and $2.2 billion at March 31, 2023, December 31, 2022, and March 31, 2022, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At March 31, 2023, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities was $(3,311) million for the three months ended March 31, 2023 compared to $(2,730) million for the three months ended March 31, 2022. The change in cash used for operating activities was driven by changes in working capital, primarily due to lower accounts payable driven by the timing of payments to lenders for providing financing to select customers and higher payments to third-party growers, and higher receivables from revenue growth.

Cash provided by (used for) investing activities was $(1,511) million for the three months ended March 31, 2023 compared to $(404) million for the three months ended March 31, 2022. The change was primarily due to the acquisitions of Stoller and Symborg, partially offset by lower purchases of investments, higher proceeds from sales and maturities of investments, proceeds from the settlement of the net investment hedge in the first quarter of 2023 and lower capital expenditures.

Cash provided by (used for) financing activities was $3,274 million for the three months ended March 31, 2023 compared to $714 million for the three months ended March 31, 2022. The change was primarily due to higher short-term borrowings to fund working capital needs, capital spending, dividend payments, share repurchases, and to partially fund the Stoller and Symborg acquisitions. The change was also driven by higher proceeds from the issuance of long-term debt.

In January 2023, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on March 15, 2023, to the shareholders of record on March 1, 2023. In April 2023, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on June 15, 2023, to the shareholders of record on June 1, 2023.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares and 4,585,000 shares during the three months ended March 31, 2023 and 2022, respectively, in the open market for a total cost of $250 million and $235 million, respectively. Repurchases under the 2021 Share Buyback Plan are now complete with the first quarter 2023 activity noted above.

See Note 14 - Stockholders' Equity, to the interim Consolidated Financial Statements, for additional information related to the share buyback plans.

EIDP Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide a Liquidity discussion for the differences between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities
EIDP’s cash provided by (used for) operating activities was $(3,306) million and $(2,727) million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily driven by higher interest on related party debt and the items noted on page 52, under the header, “Summary of Cash Flows.”

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $3,269 million for the three months ended March 31, 2023 compared to $711 million for the three months ended March 31, 2022. The change was primarily driven by higher borrowings partially offset by higher payments on debt.

See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information on the related party loan between EIDP and Corteva, Inc.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2022 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2021 can be found on page 57 of the company's 2022 Annual Report. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2022 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 16 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2022 Annual Report, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2023, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of March 31, 2023, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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
On September 29, 2022, the FTC, along with ten state attorneys general, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). In December 2022, two additional state attorneys general joined the FTC lawsuit, and another state attorney general filed a separate lawsuit against Corteva and another competitor based on the allegations set forth in the FTC lawsuit. Several proposed private class action lawsuits alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina in February 2023. Further information with respect to these proceedings is set forth under “Federal Trade Commission Investigation” in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Lorsban® Lawsuits
As of March 31, 2023, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Also in August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. In April 2023, Corteva's motion to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents was denied.

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. In March 2023, Bayer’s motion to dismiss the complaint was denied. Discussions to resolve each of the above disputes remain ongoing.

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

In addition to the matters set forth in Note 15 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

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

Other Environmental Proceedings
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

On January 8, 2021, EIDP and the facility's former unit operations leader were indicted by the DOJ on two felony and one misdemeanor charges of violations of the Clean Air Act related to the release. On April 24, 2023, as part of a mutual agreement with the DOJ, EIDP pled guilty to a misdemeanor count of a negligent release of an extremely hazardous substance, and agreed to pay a fine of $12 million and a community service payment of $4 million to the National Fish and Wildlife Foundation.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. Further information with respect to these proceedings is set forth under “Nebraska Department of Environment and Energy, AltEn Facility” in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Related to legacy EIDP businesses unrelated to Corteva’s current businesses

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. In the spring of 2017, the EPA, the DOJ, the Louisiana Department of Environmental Quality, EIDP and Denka began discussions relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue. Under the Separation Agreement, DuPont is defending and indemnifying the company in this matter.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2023:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Programs[1]	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
January 2023	705,300	$62.49	705,300	$2,206
February 2023	1,497,543	62.13	1,497,543	2,113
March 2023	1,895,108	59.56	1,895,108	2,000
Total	4,097,951	$61.01	4,097,951	$2,000
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

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc.

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

21	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	May 4, 2023

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	May 4, 2023

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Net sales	$4,884	$4,601
Cost of goods sold	2,771	2,724
Research and development expense	316	268
Selling, general and administrative expenses	726	735
Amortization of intangibles	160	179
Restructuring and asset related charges - net	33	5
Other income (expense) - net	(71)	17
Interest expense	44	18
Income (loss) from continuing operations before income taxes	763	689
Provision for (benefit from) income taxes on continuing operations	166	119
Income (loss) from continuing operations after income taxes	597	570
(Loss) income from discontinued operations after income taxes	(8)	(10)
Net income (loss)	589	560
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to EIDP, Inc.	$588	$559

See Notes to the Interim Consolidated Financial Statements beginning on page 66.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income (loss)	$589	$560
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	134	91
Adjustments to pension benefit plans	2	8
Adjustments to other benefit plans	(2)	3
Derivative instruments	(67)	(25)
Total other comprehensive income (loss)	67	77
Comprehensive income (loss)	656	637
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	1
Comprehensive income (loss) attributable to EIDP, Inc.	$655	$636

See Notes to the Interim Consolidated Financial Statements beginning on page 66.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,646	$3,190	$2,031
Marketable securities	85	124	290
Accounts and notes receivable - net	8,678	5,701	7,275
Inventories	6,585	6,812	4,986
Other current assets	1,335	968	1,296
Total current assets	18,329	16,795	15,878
Investment in nonconsolidated affiliates	87	102	91
Property, plant and equipment	8,633	8,551	8,483
Less: Accumulated depreciation	4,362	4,297	4,150
Net property, plant and equipment	4,271	4,254	4,333
Goodwill	10,508	9,962	10,109
Other intangible assets	10,137	9,339	9,865
Deferred income taxes	508	479	471
Other assets	1,660	1,687	1,886
Total Assets	$45,500	$42,618	$42,633
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,787	$24	$1,018
Accounts payable	3,957	4,895	3,685
Income taxes payable	298	183	180
Deferred revenue	2,712	3,388	2,435
Accrued and other current liabilities	2,496	2,258	2,347
Total current liabilities	13,250	10,748	9,665
Long-term debt	1,241	1,283	1,154
Long-term debt - related party	429	789	1,825
Other noncurrent liabilities
Deferred income tax liabilities	1,255	1,119	1,203
Pension and other post employment benefits - noncurrent	2,242	2,255	2,983
Other noncurrent obligations	1,692	1,675	1,704
Total noncurrent liabilities	6,859	7,121	8,869
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2023, December 31, 2022, and March 31, 2022:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at March 31, 2023, December 31, 2022, and March 31, 2022	—	—	—
Additional paid-in capital	24,275	24,284	24,202
Retained earnings	3,614	3,031	2,478
Accumulated other comprehensive income (loss)	(2,739)	(2,806)	(2,821)
Total EIDP, Inc. stockholders’ equity	25,389	24,748	24,098
Noncontrolling interests	2	1	1
Total equity	25,391	24,749	24,099
Total Liabilities and Equity	$45,500	$42,618	$42,633

See Notes to the Interim Consolidated Financial Statements beginning on page 66.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating activities
Net income (loss)	$589	$560
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	287	307
Provision for (benefit from) deferred income tax	(85)	(37)
Net periodic pension and OPEB benefit, net	36	(71)
Pension and OPEB contributions	(50)	(55)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	1	3
Restructuring and asset related charges - net	33	5
Other net loss	48	104
Changes in assets and liabilities, net
Accounts and notes receivable	(2,708)	(2,372)
Inventories	324	234
Accounts payable	(908)	(406)
Deferred revenue	(685)	(782)
Other assets and liabilities	(188)	(217)
Cash provided by (used for) operating activities	(3,306)	(2,727)
Investing activities
Capital expenditures	(151)	(179)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	21	5
Acquisitions of businesses - net of cash acquired	(1,463)	—
Investments in and loans to nonconsolidated affiliates	—	(6)
Purchases of investments	—	(234)
Proceeds from sales and maturities of investments	40	10
Proceeds from settlement of net investment hedge	42	—
Cash provided by (used for) investing activities	(1,511)	(404)
Financing activities
Net change in borrowings (less than 90 days)	3,084	744
Proceeds from related party debt	—	—
Payments on related party debt	(361)	(337)
Proceeds from debt	626	311
Payments on debt	(56)	—
Proceeds from exercise of stock options	7	40
Other financing activities, net	(31)	(47)
Cash provided by (used for) financing activities	3,269	711
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(2)	(31)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,550)	(2,451)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period	$2,068	$2,385
See Notes to the Interim Consolidated Financial Statements beginning on page 66.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				559		1	560
Other comprehensive income (loss)					77		77
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			40				40
Share-based compensation			(31)				(31)
Other - net			(3)	(1)			(4)
Balance at March 31, 2022	$239	$—	$24,202	$2,478	$(2,821)	$1	$24,099

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2023
Balance at January 1, 2023	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				588		1	589
Other comprehensive Income (loss)					67		67
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			7				7
Share-based compensation			(14)				(14)
Other - net			(2)	(2)			(4)
Balance at March 31, 2023	$239	$—	$24,275	$3,614	$(2,739)	$2	$25,391

See Notes to the Interim Consolidated Financial Statements beginning on page 66.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EIDP, Inc.
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
•Related Party Loan - EIDP engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remains on EIDP's consolidated financial statements at the standalone level (including the associated interest).
•Capital Structure - At March 31, 2023, Corteva, Inc.'s capital structure consists of 710,678,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Business Combinations - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Goodwill and Other Intangible Assets - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP has a related party loan payable to Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 38 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Segment Information, below
•Note 19 - Subsequent Events - refer to page 40 of the Corteva, Inc. interim Consolidated Financial Statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of March 31, 2023, December 31, 2022, and March 31, 2022, the outstanding related party loan balance was $429 million, $789 million, and $1,825 million, respectively (which approximates fair value), with interest rates of 6.52%, 6.52%, and 1.67%, respectively, and is reflected as long-term debt - related party in EIDP's interim Consolidated Balance Sheets. Additionally, EIDP has incurred tax deductible interest expense of $13 million and $9 million for the three months ended March 31, 2023 and 2022, respectively, associated with the related party loan from Corteva, Inc.

As of March 31, 2023, December 31, 2022, and March 31, 2022, EIDP had payables to Corteva, Inc., of $32 million, $31 million and $32 million included in accrued and other current liabilities, respectively, and $115 million, $115 million, and $116 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EIDP. In addition, there are no differences between Corteva, Inc. and EIDP segment net sales, segment operating EBITDA, segment assets, or significant items by segment; refer to page 38 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EIDP.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations after income taxes	$597	$570
Provision for (benefit from) income taxes on continuing operations	166	119
Income (loss) from continuing operations before income taxes	763	689
Depreciation and amortization	287	307
Interest income	(40)	(15)
Interest expense	44	18
Exchange (gains) losses	36	47
Non-operating (benefits) costs	43	(65)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	15	36
Significant items (benefit) charge	83	22
Corporate expenses	24	21
Segment operating EBITDA	$1,255	$1,060