Form 10-Q
period 2023-06-30
Corteva, Inc.; EIDP, Inc.
filed 2023-08-04
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Corteva, Inc. had 709,764,000 shares of common stock, par value $0.01 per share, outstanding at July 28, 2023.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at July 28, 2023, all of which are held by Corteva, Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$6,045	$6,252	$10,929	$10,853
Cost of goods sold	3,137	3,323	5,908	6,047
Research and development expense	329	296	645	564
Selling, general and administrative expenses	1,045	1,017	1,771	1,752
Amortization of intangibles	174	179	334	358
Restructuring and asset related charges - net	60	143	93	148
Other income (expense) - net	(134)	49	(205)	66
Interest expense	82	16	113	25
Income (loss) from continuing operations before income taxes	1,084	1,327	1,860	2,025
Provision for (benefit from) income taxes on continuing operations	204	325	373	446
Income (loss) from continuing operations after income taxes	880	1,002	1,487	1,579
Income (loss) from discontinued operations after income taxes	(163)	(30)	(171)	(40)
Net income (loss)	717	972	1,316	1,539
Net income (loss) attributable to noncontrolling interests	3	3	7	6
Net income (loss) attributable to Corteva	$714	$969	$1,309	$1,533
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.23	$1.38	$2.08	$2.17
Basic earnings (loss) per share of common stock from discontinued operations	(0.23)	(0.04)	(0.24)	(0.06)
Basic earnings (loss) per share of common stock	$1.00	$1.34	$1.84	$2.11
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.23	$1.37	$2.07	$2.16
Diluted earnings (loss) per share of common stock from discontinued operations	(0.23)	(0.04)	(0.24)	(0.05)
Diluted earnings (loss) per share of common stock	$1.00	$1.33	$1.83	$2.11

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$717	$972	$1,316	$1,539
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	148	(426)	282	(335)
Adjustments to pension benefit plans	1	7	3	15
Adjustments to other benefit plans	(2)	—	(4)	3
Derivative instruments	(85)	17	(152)	(8)
Total other comprehensive income (loss)	62	(402)	129	(325)
Comprehensive income (loss)	779	570	1,445	1,214
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	3	7	6
Comprehensive income (loss) attributable to Corteva	$776	$567	$1,438	$1,208

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2023	December 31, 2022	June 30, 2022
Assets
Current assets
Cash and cash equivalents	$2,563	$3,191	$2,401
Marketable securities	53	124	254
Accounts and notes receivable - net	7,955	5,701	6,947
Inventories	5,628	6,811	4,184
Other current assets	1,008	968	978
Total current assets	17,207	16,795	14,764
Investment in nonconsolidated affiliates	83	102	93
Property, plant and equipment	8,797	8,551	8,532
Less: Accumulated depreciation	4,491	4,297	4,232
Net property, plant and equipment	4,306	4,254	4,300
Goodwill	10,539	9,962	9,987
Other intangible assets	9,985	9,339	9,673
Deferred income taxes	524	479	449
Other assets	1,545	1,687	1,640
Total Assets	$44,189	$42,618	$40,906
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,023	$24	$712
Accounts payable	3,379	4,895	3,567
Income taxes payable	396	183	383
Deferred revenue	656	3,388	740
Accrued and other current liabilities	2,892	2,254	2,454
Total current liabilities	10,346	10,744	7,856
Long-term debt	2,290	1,283	1,283
Other noncurrent liabilities
Deferred income tax liabilities	1,134	1,119	1,165
Pension and other post employment benefits - noncurrent	2,236	2,255	2,838
Other noncurrent obligations	1,722	1,676	1,693
Total noncurrent liabilities	7,382	6,333	6,979
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2023 - 709,516,000; December 31, 2022 - 713,419,000; and June 30, 2022 - 719,320,000	7	7	7
Additional paid-in capital	27,877	27,851	27,795
Retained earnings	1,013	250	1,252
Accumulated other comprehensive income (loss)	(2,677)	(2,806)	(3,223)
Total Corteva stockholders’ equity	26,220	25,302	25,831
Noncontrolling interests	241	239	240
Total equity	26,461	25,541	26,071
Total Liabilities and Equity	$44,189	$42,618	$40,906
See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$1,316	$1,539
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	593	609
Provision for (benefit from) deferred income tax	(171)	(79)
Net periodic pension and OPEB (credits) costs	71	(138)
Pension and OPEB contributions	(91)	(113)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(1)	(1)
Restructuring and asset related charges - net	93	148
Other net loss	192	99
Changes in assets and liabilities, net
Accounts and notes receivable	(1,899)	(2,331)
Inventories	1,320	905
Accounts payable	(1,558)	(488)
Deferred revenue	(2,758)	(2,450)
Other assets and liabilities	394	679
Cash provided by (used for) operating activities	(2,499)	(1,621)
Investing activities
Capital expenditures	(250)	(318)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	34	12
Acquisitions of businesses - net of cash acquired	(1,463)	—
Investments in and loans to nonconsolidated affiliates	(4)	(6)
Purchases of investments	(7)	(236)
Proceeds from sales and maturities of investments	106	93
Proceeds from settlement of net investment hedge	42	—
Other investing activities, net	(2)	20
Cash provided by (used for) investing activities	(1,544)	(435)
Financing activities
Net change in borrowings (less than 90 days)	885	325
Proceeds from debt	3,427	772
Payments on debt	(372)	(204)
Repurchase of common stock	(332)	(600)
Proceeds from exercise of stock options	26	62
Dividends paid to stockholders	(213)	(203)
Other financing activities, net	(42)	(46)
Cash provided by (used for) financing activities	3,379	106
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	9	(116)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(655)	(2,066)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,963	$2,770
1. See page 16 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			564		3	567
Other comprehensive income (loss)				77		77
Share-based compensation		(31)				(31)
Common dividends ($0.14 per share)			(102)			(102)
Issuance of Corteva stock		40				40
Repurchase of common stock			(235)			(235)
Other - net			(1)		(2)	(3)
Balance at March 31, 2022	$7	$27,760	$750	$(2,821)	$240	$25,936
Net income (loss)			969		3	972
Other comprehensive income (loss)				(402)		(402)
Share-based compensation		13	(1)			12
Common dividends ($0.14 per share)			(101)			(101)
Issuance of Corteva stock		22				22
Repurchase of common stock			(365)			(365)
Other - net					(3)	(3)
Balance at June 30, 2022	$7	$27,795	$1,252	$(3,223)	$240	$26,071

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non- controlling Interest	Total Equity
2023
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			595		4	599
Other comprehensive income (loss)				67		67
Share-based compensation		(14)				(14)
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		7				7
Repurchase of common stock			(252)			(252)
Other - net			1		(3)	(2)
Balance at March 31, 2023	$7	$27,844	$487	$(2,739)	$240	$25,839
Net income (loss)			714		3	717
Other comprehensive income (loss)				62		62
Share-based compensation		14	(1)			13
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		19				19
Repurchase of common stock			(81)			(81)
Other - net			1		(2)	(1)
Balance at June 30, 2023	$7	$27,877	$1,013	$(2,677)	$241	$26,461

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual net sales and segment operating EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements and the company's 2022 Annual Report). As of June 30, 2023, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $20 million. We will continue to assess the implications to our operations and financial reporting.

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

The operating results of Stoller and Symborg, since the Acquisition Date, did not have a material impact to the company's interim Consolidated Financial Statements for the three and six months ended June 30, 2023. Additionally, supplemental pro forma information have not been presented since the reported amounts in the company's interim Consolidated Financial Statements for the current period and comparative prior period would not be materially different had these acquisitions occurred as of January 1, 2022.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed for the Stoller and Symborg acquisitions, as of the Acquisition Date:

(In millions)	Stoller[1]	Symborg[1]
Assets
Cash and cash equivalents	$95	$—
Accounts and notes receivable	240	16
Inventories	81	10
Other current assets	11	1
Property, plant and equipment	54	3
Goodwill	384	129
Other intangible assets	656	311
Deferred income taxes	17	—
Other assets	9	1
Total assets acquired	$1,547	$471
Liabilities
Short-term borrowings	59	—
Accounts payable	25	12
Income taxes payable	1	—
Accrued and other current liabilities	60	12
Long-term debt	2	—
Deferred income tax liabilities	154	77
Other noncurrent obligations	22	—
Total liabilities assumed	$323	$101
Net assets acquired	$1,224	$370
1.Includes preliminary measurement period adjustments, which were not material.

The significant fair value adjustments included in the preliminary purchase price allocation are discussed below.

Inventories
Acquired inventories in connection with the acquisition of Stoller and Symborg are primarily comprised of finished goods and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The fair value step-up was recognized within cost of goods sold, in the interim Consolidated Statements of Operations, as the inventory was sold.

Property, Plant & Equipment
Property, plant and equipment associated with Stoller is comprised of $27 million of machinery and equipment, $20 million of buildings, $5 million of land and land improvements, and $2 million of construction in progress. The preliminary estimated fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for the remaining depreciable property, plant and equipment. The market approach for certain types of equipment represents a sale comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property, plant and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjust for age and condition of the asset.

Goodwill
The excess of the consideration for Stoller and Symborg over the preliminary fair value of assets acquired and liabilities assumed resulted in the recognition of goodwill, which has been assigned to the crop protection reporting unit. Goodwill associated with these acquisitions is attributable to the assembled workforce and expanding the company’s addressable market position. None of the goodwill recognized will be deductible for income tax purposes.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Intangible Assets
In connection with the acquisitions of Stoller and Symborg, the company recorded certain intangible assets, as shown in the table below, representing the preliminary fair values at the Acquisition Date.

Intangible Assets	Stoller		Symborg
(In millions)	Fair Value	Weighted-Average Amortization Period (Years)	Fair Value	Weighted-Average Amortization Period (Years)
Intangible assets with finite lives:
Customer-related	$506	13	$—	—
Developed technology	106	13	238	12
Trademarks/trade names	44	15	57	12
Total other intangible assets with finite lives	656	13	295	12
Intangible assets with indefinite lives:
IPR&D	—	—	16	—
Total other intangible assets with indefinite lives	—	—	16	—
Total other intangible assets	$656		$311

The preliminary customer-related and in-process research and development (“IPR&D”) intangible asset’s fair values were determined using the multi-period excess earnings method. The preliminary developed technology fair values were determined utilizing the relief from royalty method for Stoller and the multi-period excess earnings method for Symborg. The trademark/trade name fair values were determined utilizing the relief from royalty method.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $131 million, $131 million and $126 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	June 30, 2023	December 31, 2022	June 30, 2022
(In millions)
Accounts and notes receivable - trade[1]	$6,575	$4,261	$5,762
Contract assets - current[2]	$27	$26	$24
Contract assets - noncurrent[3]	$66	$64	$61
Deferred revenue - current	$656	$3,388	$740
Deferred revenue - noncurrent[4]	$107	$107	$108
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was $3,201 million and $2,992 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Corn	$2,673	$2,222	$4,652	$4,152
Soybean	1,255	1,308	1,524	1,480
Other oilseeds	194	246	495	523
Other	142	171	288	316
Seed	4,264	3,947	6,959	6,471
Herbicides	986	1,224	2,228	2,429
Insecticides	331	494	740	912
Fungicides	252	448	611	752
Other	212	139	391	289
Crop Protection	1,781	2,305	3,970	4,382
Total	$6,045	$6,252	$10,929	$10,853

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
North America[1]	$3,696	$3,235	$5,019	$4,419
EMEA[2]	231	359	1,243	1,285
Latin America	208	206	467	529
Asia Pacific	129	147	230	238
Total	$4,264	$3,947	$6,959	$6,471

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
North America[1]	$623	$843	$1,502	$1,664
EMEA[2]	483	499	1,284	1,155
Latin America	400	627	693	954
Asia Pacific	275	336	491	609
Total	$1,781	$2,305	$3,970	$4,382
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”). The company recorded pre-tax restructuring and other charges of $349 million inception-to-date under the 2022 Restructuring Actions, which is comprised of $115 million of severance and related benefit costs, $115 million of asset related charges, $60 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $135 million has been paid through June 30, 2023, and primarily relate to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total pre-tax restructuring and other charges recognized through the second quarter of 2023 included $49 million associated with the Russia Exit. The Russia Exit pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $26 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Seed	$3	$33	$9	$33
Crop Protection	4	1	5	1
Corporate expenses	—	22	4	22
Total[1]	$7	$56	$18	$56
1.This amount excludes other pre-tax charges recorded during the three and six months ended June 30, 2023 and 2022 impacting the Seed segment. These charges consisted of inventory write-offs and losses on the sale of the company's interest in equity investments and settlement costs associated with the Russia Exit included in cost of goods sold and other income (expense) - net, in the interim Consolidated Statement of Operations, respectively. See Note 18 – Segment Information, to the interim Consolidated Financial Statements, for additional information.

The following table is a summary of charges incurred related to 2022 Restructuring Actions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Severance and related benefit costs	$—	$22	$4	$22
Asset related charges	4	4	11	4
Contract termination charges[1]	3	30	3	30
Total restructuring and asset related charges – net[2]	$7	$56	$18	$56
1.Contract terminations includes early lease terminations.
2.This amount excludes other pre-tax charges recorded during the three and six months ended June 30, 2023 and 2022 included in cost of goods sold and other income (expense) – net, in the company’s interim Consolidated Statement of Operations, as noted above.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A reconciliation of the December 31, 2022 to the June 30, 2023 liability balances related to the 2022 Restructuring Actions is summarized below:

(in millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2022	$71	$—	$12	$83
Charges to income (loss) from continuing operations	4	11	3	18
Payments	(28)	—	(13)	(41)
Asset write-offs	—	(11)	—	(11)
Balance at June 30, 2023	$47	$—	$2	$49
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations are substantially complete.

Other Asset Related Charges
The company recognized $52 million and $68 million for the three and six months ended June 30, 2023, respectively, and $93 million and $99 million for the three and six months ended June 30, 2022, respectively, in restructuring and asset related charges - net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest income	$54	$24	$94	$39
Equity in earnings (losses) of affiliates - net	3	4	6	14
Net gain (loss) on sales of businesses and other assets	2	4	1	1
Net exchange gains (losses)[1]	(104)	(36)	(140)	(83)
Non-operating pension and other post employment benefit credit (costs)[2]	(30)	73	(61)	148
Miscellaneous income (expenses) - net[3]	(59)	(20)	(105)	(53)
Other income (expense) - net	$(134)	$49	$(205)	$66
1.Includes net pre-tax exchange gains (losses) of $(46) million and $(67) million associated with the devaluation of the Argentine peso for the three and six months ended June 30, 2023, respectively, and $(18) million and $(33) million for the three and six months ended June 30, 2022, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Miscellaneous income (expenses) - net for the three and six months ended June 30, 2023 includes estimated settlement reserves, an adjustment to the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) due to a change in estimate, and other items. The six months ended June 30, 2023 also includes gains on the sale of assets, and a loss on the sale of the company’s interest in an equity investment. Miscellaneous income (expenses) - net for the three and six months ended June 30, 2022 includes a loss on the sale of the company’s interest in an equity investment, settlement costs associated with the Russia Exit, losses on the sale of receivables, and other items. The six months ended June 30, 2022 also includes losses associated with a previously held equity investment and estimated settlement reserves.

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

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(48)	$(46)	$(78)	$(40)
Local tax (expenses) benefits	(1)	(17)	8	(21)
Net after-tax impact from subsidiary exchange gain (loss)	$(49)	$(63)	$(70)	$(61)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(56)	$10	$(62)	$(43)
Tax (expenses) benefits	14	(3)	16	10
Net after-tax impact from hedging program exchange gain (loss)	$(42)	$7	$(46)	$(33)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(104)	$(36)	$(140)	$(83)
Tax (expenses) benefits	13	(20)	24	(11)
Net after-tax exchange gain (loss)	$(91)	$(56)	$(116)	$(94)
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

(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$2,563	$3,191	$2,401
Restricted cash equivalents	400	427	369
Total cash, cash equivalents and restricted cash equivalents	$2,963	$3,618	$2,770

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of June 30, 2023, December 31, 2022 and June 30, 2022, except for the contributions to the escrow account established for the settlement of legacy PFAS matters and the associated qualified spend, which was classified as noncurrent prior to June 30, 2023.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 - INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2023 was 18.8 percent and 20.1 percent, respectively, and 24.5 percent and 22.0 percent for the three and six months ended June 30, 2022, respectively.

During the three and six months ended June 30, 2023, the company recognized $56 million and $68 million of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity.

During the three and six months ended June 30, 2022, the company recognized $13 million and $48 million of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes for certain prior year tax positions as well as from stock-based compensation.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes	$880	$1,002	$1,487	$1,579
Net income (loss) attributable to continuing operations noncontrolling interests	3	3	7	6
Income (loss) from continuing operations available to Corteva common stockholders	877	999	1,480	1,573
Income (loss) from discontinued operations available to Corteva common stockholders	(163)	(30)	(171)	(40)
Net income (loss) available to common stockholders	$714	$969	$1,309	$1,533

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2023	2022	2023	2022
Earnings (loss) per share of common stock from continuing operations	$1.23	$1.38	$2.08	$2.17
Earnings (loss) per share of common stock from discontinued operations	(0.23)	(0.04)	(0.24)	(0.06)
Earnings (loss) per share of common stock	$1.00	$1.34	$1.84	$2.11

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2023	2022	2023	2022
Earnings (loss) per share of common stock from continuing operations	$1.23	$1.37	$2.07	$2.16
Earnings (loss) per share of common stock from discontinued operations	(0.23)	(0.04)	(0.24)	(0.05)
Earnings (loss) per share of common stock	$1.00	$1.33	$1.83	$2.11

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2023	2022	2023	2022
Weighted-average common shares - basic	710.8	723.0	711.8	724.9
Plus dilutive effect of equity compensation plans[1]	2.9	3.7	3.0	3.7
Weighted-average common shares - diluted	713.7	726.7	714.8	728.6
Potential shares of common stock excluded from EPS calculations[2]	2.3	1.8	2.5	2.4
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Accounts receivable – trade[1]	$5,248	$4,168	$4,457
Notes receivable – trade[1,2]	1,327	93	1,305
Other[3]	1,380	1,440	1,185
Total accounts and notes receivable - net	$7,955	$5,701	$6,947
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $206 million, $194 million, and $233 million at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2023, December 31, 2022, and June 30, 2022 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $139 million, $148 million, and $131 million as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the six months ended June 30, 2023 and 2022:

(In millions)
2022
Balance at December 31, 2021	$210
Net provision for credit losses	12
Other - Net of write-offs charged against allowance	11
Balance at June 30, 2022	$233

2023
Balance at December 31, 2022	$194
Net provision for credit losses	4
Other - net of write-offs charged against allowance	8
Balance at June 30, 2023	$206

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

Trade receivables sold under these agreements were $35 million and $43 million for the three and six months ended June 30, 2023 and $78 million and $95 million for the three and six months ended June 30, 2022, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2023, December 31, 2022, and June 30, 2022 were $17 million, $37 million, and $52 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and six months ended June 30, 2023 was $11 million and $13 million, respectively, and $13 million for both the three and six months ended June 30, 2022. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 - INVENTORIES

(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Finished products	$2,640	$3,260	$1,722
Semi-finished products	2,127	2,689	1,793
Raw materials and supplies	861	862	669
Total inventories	$5,628	$6,811	$4,184

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023:

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2022	$4,618	$5,344	$9,962
Acquisitions[1]	513	—	513
Currency translation adjustments	30	34	64
Balance as of June 30, 2023	$5,161	$5,378	$10,539
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

Other Intangibles Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	June 30, 2023[1]			December 31, 2022			June 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(953)	$5,338	$6,291	$(826)	$5,465	$6,265	$(698)	$5,567
Customer-related	2,429	(657)	1,772	1,912	(585)	1,327	1,936	(538)	1,398
Developed technology	1,843	(913)	930	1,485	(830)	655	1,485	(753)	732
Trademarks/trade names	2,110	(293)	1,817	2,009	(251)	1,758	2,009	(211)	1,798
Favorable supply contracts[2]							475	(444)	31
Other[3]	395	(283)	112	395	(271)	124	399	(262)	137
Total other intangible assets with finite lives	13,068	(3,099)	9,969	12,092	(2,763)	9,329	12,569	(2,906)	9,663
Intangible assets not subject to amortization (indefinite-lived):
IPR&D	16	—	16	10	—	10	10	—	10
Total other intangible assets with indefinite lives	16	—	16	10	—	10	10	—	10
Total other intangible assets	$13,084	$(3,099)	$9,985	$12,102	$(2,763)	$9,339	$12,579	$(2,906)	$9,673
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $174 million and $334 million for the three and six months ended June 30, 2023, respectively, and $179 million and $358 million for the three and six months ended June 30, 2022, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2023 and each of the next five years is approximately $349 million, $682 million, $645 million, $634 million, $574 million and $553 million, respectively.

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Commercial paper	$2,805	$—	$684
Other loans - various currencies	22	23	27
Long-term debt payable within one year	195	—	—
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$3,023	$24	$712

Long-term debt
(in millions)	June 30, 2023		December 31, 2022		June 30, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2026	600	4.50%	—		—
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in 2033	600	4.80%	—		—
Other loans:
Foreign currency loans, various rates and maturities	195	14.80%	181	14.80%	182	14.80%
Medium-term notes, varying maturities through 2041	106	5.10%	107	4.27%	107	1.39%
Finance lease obligations	2		2		2
Less: Unamortized debt discount and issuance costs	18		7		8
Less: Long-term debt due within one year	195		—		—
Total long-term debt	$2,290		$1,283		$1,283

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,368 million, $1,172 million, and $1,188 million as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Debt Offering
In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Facility
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

As of June 30, 2023, there were no outstanding borrowings under the 2023 Repurchase Facility.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at June 30, 2023 was approximately $77 million. The company’s Foreign Currency Loans have varying maturities through 2024.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at June 30, 2023
(in millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-day Revolving Credit Facility	May 2022	1,000	1,000	January 2024	Floating Rate
Total Committed and Available Credit Facilities		$6,000	$6,000

Revolving Credit Facilities
In May 2022, EIDP entered into a $3 billion, 5-year revolving credit facility and a $2 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2023, the company was in compliance with these covenants.

364-Day Revolving Credit Facilities
In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023, reduced the available credit from $1 billion to $500 million. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2023, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At June 30, 2023, December 31, 2022 and June 30, 2022, the outstanding obligations under supplier finance programs was approximately $115 million, $220 million, and $185 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2023, December 31, 2022 and June 30, 2022, the company had directly guaranteed $73 million, $88 million, and $94 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at June 30, 2023, approximately $15 million had terms greater than one year. The maximum future payments include $5 million, $16 million and $22 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $494 million, $202 million and $632 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

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

The company made its annual installment deposits due to the MOU Escrow Account through June 30, 2023. As of June 30, 2023, these payments are classified as current restricted cash equivalents and included in other current assets in the interim Consolidated Balance Sheets.

After the term of this arrangement, Chemours’ indemnification obligations under the original 2015 Chemours Separation Agreement, would continue unchanged, subject in each case to certain exceptions set out in the MOU. Under the MOU, Chemours waived specified claims regarding the construct of its 2015 spin-off transaction, and the parties dismissed the Pending Arbitration regarding those claims. Additionally, the parties have agreed to resolve the Ohio MDL PFOA personal injury litigation (as discussed below). The parties are expected to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

Under the Corteva Separation Agreement, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva (which may include a specified amount of liability associated with that liability), Corteva is responsible for liabilities in an amount up to that specified amount plus an additional $200 million and, for those stray liabilities allocated to DuPont (which may include a specified amount of liability associated with that liability), DuPont is responsible for liabilities up to a specified amount plus an additional $200 million. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont managed such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold was met, the companies share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At June 30, 2023, December 31, 2022, and June 30, 2022, the indemnification assets were $39 million, $31 million, and $28 million, respectively, within accounts and notes receivable - net and $108 million, $105 million, and $82 million, respectively, within other assets in the interim Consolidated Balance Sheets. At June 30, 2023, December 31, 2022, and June 30, 2022, the indemnification liabilities were $44 million, $31 million, and $30 million, respectively, within accrued and other current liabilities and $115 million, $115 million, and $119 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded charges of $163 million and $171 million for the three and six months ended June 30, 2023, respectively, and $30 million and $40 million for the three and six months ended June 30, 2022, respectively, to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statement of Operations. The after-tax charges recognized during the three and six months ended June 30, 2023 primarily included approximately $155 million associated with the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Water System MOU. The after-tax charges recognized during the three and six months ended June 30, 2022, primarily included approximately $23 million and $27 million, respectively, related to the MOU, driven by the environmental remediation accrual at Chemours’ Fayetteville Works facility for estimated costs for offsite water systems and on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct.

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

Lorsban® Lawsuits
As of June 30, 2023, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of June 30, 2023, an accrual has been established for the estimated resolution of certain claims.

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

In February 2023, most of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. We believe any such lawsuits related to Corteva’s business practices are without merit.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2023, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first was a consolidated trial of two cases; the first, a kidney cancer case, which resulted in a hung jury, while the second, Travis and Julie Abbott v. E. I. du Pont de Nemours and Company (the “Abbott Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium, plus interest. The loss of consortium award was subsequently reduced to $250,000 in accordance with state law limitations. Following entry of the judgment by the court, EIDP filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. After the denial of the company’s appeal and request for en banc review, a petition seeking review by the U.S. Supreme Court was filed in June 2023. Defense costs and future liabilities that may arise from these cases are subject to the terms and conditions of the MOU and the Corteva Separation Agreement. As of June 30, 2023, an accrual was established for this matter.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbott case, for $83 million, with Chemours contributing $29

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

EIDP did not make firefighting foams, PFOS, or PFOS products. While EIDP made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EIDP’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

In March 2023, the U.S. Environmental Protection Agency ("EPA") published proposed rules establishing a maximum contaminate level of four parts per trillion for PFOA in drinking water. If such rules are adopted, a legal mandate with respect to acceptable PFOA levels in drinking water would be established.

Aqueous Firefighting Foams. Approximately 4,700 cases have been filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging PFOS or PFOA environmental contamination and/or personal injury from the use of aqueous firefighting foams. The vast majority of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Approximately 4,100 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of exposure to aqueous firefighting foams (“AFFF”). Approximately 280 of these cases were filed by water systems. Most of these recent cases assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance.

On June 1, 2023, Corteva, EIDP, Inc., DuPont, and Chemours (collectively, the “settling companies”) entered into a binding agreement in principle (the “Water System MOU”) to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL. The Water System MOU remains subject to being finalized by a definitive agreement and approved by the federal district court in South Carolina (the “SC Court”). PFAS, as defined in the settlement, includes PFOA and HFPO-DA among a broad range of fluorinated organic substances.

Under the Water System MOU, the settling companies will collectively establish and contribute a total of $1.185 billion to a settlement fund (“water district settlement fund”). Contribution rates will be consistent with the settling companies’ 2021 MOU and the Letter Agreement, with Chemours contributing 50 percent, and DuPont and Corteva collectively contributing the remaining 50 percent. The settlement amounts will be funded by the settling companies in full and deposited into the water district settlement fund within ten business days following preliminary approval of the settlement by the SC Court. The settling companies expect to utilize the escrow account balance established by the 2021 MOU, among other sources, to make their respective contributions to the water district settlement fund. In exchange for the payment to the water district settlement fund, the settling companies will receive a complete release of the claims described below from the Class (as defined below).

The class represented by the Water System MOU is composed of all Public Water Systems, as defined in 42 U.S.C. § 300f, with a current detection of PFAS or that are currently required to monitor for PFAS under the Environmental Protection Agency’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law (the “Class”). Approximately 88 percent of the U.S. is served by systems required to test under UCMR 5. The Class does not include water systems owned and operated by a State or the United States government; small systems that have not detected the presence of PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina.

On June 30, 2023, the settling parties submitted to the SC Court for preliminary approval a definitive agreement, followed by a motion seeking certification of the proposed settlement class, to effectuate the terms of the Water System MOU on July 10, 2023. The definitive agreement will address the timing and logistics of the settlement payment and conditions under which the settlement might not proceed, including a walk-away right that enables the settling companies to terminate the settlement if more than a confidential, agreed number of class members opt out. Final approval of the settlement is expected no sooner than six months after preliminary approval, which is expected in the third quarter of 2023. As part of the final approval process, the SC Court will establish a timetable for notice to class members, for hearings on approval, and for class members to opt out of the settlement. A court-appointed claims administrator, under the oversight of a court-appointed special master, will be

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
responsible for the management, allocation and distribution of the water district settlement fund. Class counsel, subject to the settling companies’ consent, will nominate the persons who, if approved by the SC Court, will serve as claims administrator and special master.

The Water System MOU was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva, EIDP, or the other settling companies. As of June 30, 2023, an accrual has been established for this settlement. If a settlement cannot be finalized and approved, and plaintiffs elect to pursue their claims in court, the settling companies will continue to assert their strong legal defenses in pending litigation.

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

Ohio. EIDP is a defendant in three lawsuits, including an action by the State of Ohio based on alleged damage to natural resources, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies. While currently in mediation, the trial with respect to the natural resources lawsuit is scheduled for June 2024. The third lawsuit, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The trial court requested further briefing on whether the class should be extended to include other states that recognize analogous claims for relief. Because EIDP and the other defendants were granted permission by the court to appeal the class certification decision, further briefing on the extension of the class for the trial court has been paused subject to the outcome of the appeal.

New York. EIDP is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification, and continue to defend itself on the merits of the case, while seeking an out of court resolution. With the settlement or tentative settlement of approximately 30 of the personal injury lawsuits, an accrual was established for this matter as of June 30, 2023.

EIDP is also one of more than 10 defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. Additionally, EIDP along with Chemours and others, have been named defendants in complaints filed by 20 water districts in Nassau County, New York alleging that the drinking water they provide to customers is contaminated with PFAS and seeking reimbursement for clean-up costs. The water district complaints also include allegations of fraudulent transfer.

Other Natural Resource Damage Cases. In addition to the natural resource cases in Ohio, New Jersey, and New York, 24 states and three U.S. territories, have filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
transfer to the SC MDL. These cases are largely in the discovery phase. In addition to the cases in New Jersey and Ohio, the natural resource case in North Carolina is currently in mediation.

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

Carpet Mill Cases. The city of Rome, GA alleges defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The city of Rome seeks damages for the cost of the installation of a water treatment system capable of removing PFCs from the water, injunctive relief requiring the defendants to clean up the contamination in the river ways, and punitive damages. Additionally, the city of Rome has sent a demand to EIDP asserting damages for the construction of a new utilities wastewater treatment system and upgrades to the city's water treatment system, along with future monitoring costs. The City of Rome case has been settled and an accrual was established as of June 30, 2023. The Centre Alabama water district carpet case, which makes similar allegations, is set for trial in November 2023.

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

At June 30, 2023, several actions are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action over approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, and negligence allegedly caused by release of certain PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts its entitled in its pending litigation. In June 2023, EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page 23.

The accrued environmental obligations and indemnification assets include the following:

	As of June 30, 2023
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$152	$152	$281
Other discontinued or divested businesses obligations[1]	24	68	194

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	58	61	63

Environmental remediation liabilities not subject to indemnity	—	108	75

Indemnification liabilities related to the MOU[4]	25	119	31
Total	$259	$508	$644
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 24, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $35 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $59 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 24 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
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

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of June 30, 2023, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 1,417,000 shares in the open market for a total cost of $80 million during the three and six months ended June 30, 2023.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares in the open market for a total cost of $250 million during the six months ended June 30, 2023 and 6,285,000 shares and 10,870,000 shares in the open market for a total cost of $365 million and $600 million during the three and six months ended June 30, 2022, respectively. Repurchases under the 2021 Share Buyback Plan were completed during the first quarter of 2023.

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

Below is a summary of the EIDP Preferred Stock at June 30, 2023, December 31, 2022, and June 30, 2022, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$(2,898)
Other comprehensive income (loss) before reclassifications	(335)	70	13	3	(249)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(78)	2	—	(76)
Net other comprehensive income (loss)	(335)	(8)	15	3	(325)
Balance June 30, 2022	$(2,878)	$64	$(381)	$(28)	$(3,223)
2023
Balance January 1, 2023	$(2,883)	$80	$(163)	$160	$(2,806)
Other comprehensive income (loss) before reclassifications	282	(101)	4	—	185
Amounts reclassified from accumulated other comprehensive income (loss)	—	(51)	(1)	(4)	(56)
Net other comprehensive income (loss)	282	(152)	3	(4)	129
Balance June 30, 2023	$(2,601)	$(72)	$(160)	$156	$(2,677)

1.The cumulative translation adjustment gain for the six months ended June 30, 2023 was primarily driven by the strengthening of the Brazilian Real (“BRL”), Swiss Franc (“CHF”) and European Euro (“EUR”) against the USD. The cumulative translation adjustment loss for the six months ended June 30, 2022 was primarily driven by the weakening of the European Euro ("EUR"), Swiss Franc ("CHF") and Indian Rupee ("INR") against the USD, partially offset by the strengthening of the Brazilian Real ("BRL") against the USD.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative instruments	$35	$1	$62	$—
Pension benefit plans - net	—	(3)	—	(5)
Other benefit plans - net	1	—	1	3
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$36	$(2)	$63	$(2)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative Instruments[1]:	$(45)	$(86)	$(66)	$(101)
Tax (benefit) expense[2]	10	20	15	23
After-tax	$(35)	$(66)	$(51)	$(78)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(1)	$(2)	$(2)
Actuarial (gains) losses[3,4]	—	1	—	2
Settlement (gain) loss[3,4]	—	2	—	2
Total before tax	$(1)	$2	$(2)	$2
Tax (benefit) expense[2]	1	—	1	—
After-tax	$—	$2	$(1)	$2
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$—	$(1)	$—	$(1)
Actuarial (gains) loss[3,4]	(3)	1	(5)	1
Total before tax	$(3)	$—	$(5)	$—
Tax (benefit) expense[2]	1	—	1	—
After-tax	$(2)	$—	$(4)	$—
Total reclassifications for the period, after-tax	$(37)	$(64)	$(56)	$(76)
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

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Defined Benefit Pension Plans:
Service cost	$5	$5	$10	$9
Interest cost	173	109	347	217
Expected return on plan assets	(151)	(190)	(303)	(380)
Amortization of unrecognized (gain) loss	—	1	—	2
Amortization of prior service (benefit) cost	(1)	(1)	(2)	(2)
Settlement loss	—	2	—	2
Net periodic benefit (credit) cost	$26	$(74)	$52	$(152)
Other Post Employment Benefits:
Service cost	$—	$1	$—	$1
Interest cost	12	6	24	13
Amortization of unrecognized (gain) loss	(3)	1	(5)	1
Amortization of prior service (benefit) cost	—	(1)	—	(1)
Net periodic benefit (credit) cost	$9	$7	$19	$14

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 - FINANCIAL INSTRUMENTS

At June 30, 2023, December 31, 2022 and June 30, 2022, the company had $1,685 million, $2,296 million and $1,488 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $53 million, $124 million and $254 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; $27 million at December 31, 2022 of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at June 30, 2023 are discussed further in the “Debt Securities” section.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	$457	$953	$751
Commodity contracts	$487	$1,167	$361
Derivatives not designated as hedging instruments:
Foreign currency contracts	$1,912	$430	$1,546
Commodity contracts	$33	$9	$99

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$(1)	$96	$55	$47
Additions and revaluations of derivatives designated as cash flow hedges	(33)	53	(74)	116
Clearance of hedge results to earnings	(37)	(68)	(52)	(82)
Ending balance	$(71)	$81	$(71)	$81

At June 30, 2023, an after-tax net loss of $66 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$(1)	$(48)	$10	$32
Additions and revaluations of derivatives designated as cash flow hedges	(17)	15	(27)	(67)
Clearance of hedge results to earnings	2	2	1	4
Ending balance	$(16)	$(31)	$(16)	$(31)

At June 30, 2023, an after-tax net loss of $16 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$39	$(35)	$4
Commodity contracts	Other current assets	1	—	1
Total asset derivatives		$40	$(35)	$5

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$37	$—	$37
Commodity contracts	Accrued and other current liabilities	13	—	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	155	(35)	120
Commodity contracts	Accrued and other current liabilities	10	—	10
Total liability derivatives		$215	$(35)	$180

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$—	$41
Commodities Contracts	Other current assets	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	51	(40)	11
Total asset derivatives		$96	$(40)	$56

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	58	(40)	18
Total liability derivatives		$70	$(40)	$30

		June 30, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$37	$—	$37
Commodity Contracts	Other current assets	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	53	(38)	15
Total asset derivatives		$93	$(38)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$14	$—	$14
Commodity contracts	Accrued and other current liabilities	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	46	(38)	8
Total liability derivatives		$61	$(38)	$23
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$20	$—	$27
Cash flow hedges:
Foreign currency contracts	(26)	21	(41)	(81)
Commodity contracts	(49)	61	(107)	147
Total derivatives designated as hedging instruments	$(75)	$102	$(148)	$93
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(4)	$(2)	$(2)	$(5)
Commodity contracts[2]	49	88	68	106
Total derivatives designated as hedging instruments	$45	$86	$66	$101
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(59)	$10	$(62)	$(43)
Foreign currency contracts[2]	(59)	31	(71)	(5)
Commodity contracts[2]	4	(4)	5	(26)
Commodity contracts[3]	3	—	—	—
Total derivatives not designated as hedging instruments	(111)	37	(128)	(74)
Total derivatives	$(66)	$123	$(62)	$27
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

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at June 30, 2023, December 31, 2022 and June 30, 2022. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The company's investments in debt securities at June 30, 2023 with a contractual maturity within one year was $44 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	June 30, 2023	December 31, 2022	June 30, 2022
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$53	$124	$254
Derivatives relating to:[2]
Foreign currency	39	92	90
Commodity contracts	1	4	3
Total assets at fair value	$93	$220	$347
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	192	67	60
Commodity contracts	23	3	1
Total liabilities at fair value	$215	$70	$61
1.Reflects significant other observable inputs.
2.See Note 16 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.

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

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2023
Net sales	$4,264	$1,781	$6,045
Segment operating EBITDA	$1,458	$320	$1,778
Segment assets[1]	$22,952	$16,342	$39,294

2022
Net sales	$3,947	$2,305	$6,252
Segment operating EBITDA	$1,240	$509	$1,749
Segment assets[1]	$22,757	$13,532	$36,289
1.    Segment assets at December 31, 2022 were $22,952 million and $14,097 million for Seed and Crop Protection, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2023
Net sales	$6,959	$3,970	$10,929
Segment operating EBITDA	$2,110	$923	$3,033

2022
Net sales	$6,471	$4,382	$10,853
Segment operating EBITDA	$1,809	$1,000	$2,809

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes	$880	$1,002	$1,487	$1,579
Provision for (benefit from) income taxes on continuing operations	204	325	373	446
Income (loss) from continuing operations before income taxes	1,084	1,327	1,860	2,025
Depreciation and amortization	306	302	593	609
Interest income	(54)	(24)	(94)	(39)
Interest expense	82	16	113	25
Exchange (gains) losses	104	36	140	83
Non-operating (benefits) costs	44	(60)	87	(125)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	63	(33)	78	3
Significant items (benefit) charge	117	155	200	177
Corporate expenses	32	30	56	51
Segment operating EBITDA	$1,778	$1,749	$3,033	$2,809

Segment assets to total assets (in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Total segment assets	$39,294	$37,049	$36,289
Corporate assets	4,895	5,569	4,617
Total assets	$44,189	$42,618	$40,906

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2023 and 2022, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2023
Restructuring and asset related charges - net[1]	$(54)	$(5)	$(1)	$(60)
Estimated settlement expense[2]	—	(41)	—	(41)
Inventory write-offs[3]	(3)	—	—	(3)
Seed sale associated with Russia Exit[3,4]	(1)	—	—	(1)
Acquisition-related costs[5]	—	(15)	—	(15)
Employee Retention Credit	—	3	—	3
Total	$(58)	$(58)	$(1)	$(117)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2022
Restructuring and asset related charges - net[1]	$(126)	$(2)	$(15)	$(143)
Inventory write-offs[3]	(1)	—	—	(1)
Loss on sale of equity investment[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(6)	—	—	(6)
Total	$(138)	$(2)	$(15)	$(155)

(in millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2023
Restructuring and asset related charges - net[1]	$(75)	$(11)	$(7)	$(93)
Estimated settlement expense[2]	—	(90)	—	(90)
Inventory write-offs[3]	(7)	—	—	(7)
Gain (loss) on sale of assets and equity investments[3]	—	3	—	3
Seed sale associated with Russia Exit[3,4]	18	—	—	18
Acquisition-related costs[5]	—	(34)	—	(34)
Employee Retention Credit	—	3	—	3
Total	$(64)	$(129)	$(7)	$(200)

(in millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2022
Restructuring and asset related charges - net[1]	$(131)	$—	$(17)	$(148)
Estimated settlement expense[2]	—	(17)	—	(17)
Inventory write-offs[3]	(1)	—	—	(1)
Loss on sale of equity investment[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(6)	—	—	(6)
Total	$(143)	$(17)	$(17)	$(177)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
4.Includes a benefit (charge) of $(1) million and $18 million for the three and six months ended June 30, 2023, respectively, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $30 million and $71 million of net sales and $31 million and $53 million of cost of goods sold for the three and six months ended June 30, 2023, respectively.
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

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s Russia Exit (collectively the “2022 Restructuring Actions”). The company recorded pre-tax restructuring and other charges of $349 million inception-to-date under the 2022 Restructuring Actions, which is comprised of $115 million of severance and related benefit costs, $115 million of asset related charges, $60 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $135 million has been paid through June 30, 2023, and primarily relates to the payment of severance and related benefits, contract terminations and other charges.

The total pre-tax restructuring and other charges recognized through the second quarter of 2023 included $49 million associated with the Russia Exit. The Russia Exit pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $26 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The 2022 Restructuring Activities are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 1,417,000 shares in the open market for a total cost of $80 million during the three and six months ended June 30, 2023.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares in the open market for a total cost of $250 million during the six months ended June 30, 2023 and 6,285,000 shares and 10,870,000 shares in the open market for a total cost of $365 million and $600 million during the three and six months ended June 30, 2022, respectively. Repurchases under the 2021 Share Buyback Plan were completed during the first quarter of 2023.

Overview

The following is a summary of results from continuing operations for the three months ended June 30, 2023:

•The company reported net sales of $6,045 million, down 3 percent versus the same quarter last year, reflecting a (13) percent decrease in volume and a (1) percent unfavorable impact from currency, partially offset by a 9 percent increase in price and a 2 percent favorable portfolio and other impact.

•Cost of goods sold ("COGS") totaled $3,137 million in the second quarter of 2023, down from $3,323 million in the second quarter of 2022, primarily driven by lower volumes, a decrease in royalty expense, ongoing cost and productivity actions and a favorable impact from currency, partially offset by higher input cost, which are primarily market driven.

•Restructuring and asset related charges - net were $60 million in the second quarter of 2023, a decrease from $143 million in the second quarter of 2022. The charges for the three months ended June 30, 2023 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and charges associated with the 2022 Restructuring Actions.

•Income (loss) from continuing operations after income taxes was $880 million, as compared to $1,002 million in the same quarter last year.

•Operating EBITDA was $1,746 million for the three months ended June 30, 2023, improved from $1,719 million for the three months ended June 30, 2022, primarily driven by improvement over prior year on price execution and productivity actions, partially offset by lower volumes, and cost and currency headwinds. Refer to page 53 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the six months ended June 30, 2023:

•The company reported net sales of $10,929 million, up 1 percent versus the same period last year, reflecting an 11 percent increase in price and a 2 percent favorable impact from portfolio and other, partially offset by a (9) percent decrease in volume and a (3) percent unfavorable impact from currency.

•Cost of goods sold ("COGS") totaled $5,908 million in the six months ended 2023, down from $6,047 million in the six months ended 2022, primarily driven by lower volumes, a decrease in royalty expense, ongoing cost and productivity actions and a favorable impact from currency, partially offset by higher input cost, which are primarily market driven.

•Restructuring and asset related charges - net were $93 million during the six months ended 2023, a decrease from $148 million during the six months ended 2022. The charges for the six months ended June 30, 2023 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and charges associated with the 2022 Restructuring Actions.

•Income (loss) from continuing operations after income taxes was $1,487 million, as compared to $1,579 million in the same period last year.

•Operating EBITDA was $2,977 million, improved from $2,758 million for the six months ended June 30, 2022, primarily driven by improvement over prior year on price execution and productivity actions, partially offset by lower volumes, and cost and currency headwinds. Refer to page 53 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following event occurred during or subsequent to the six months ended June 30, 2023:

•The company returned approximately $545 million to shareholders during the six months ended June 30, 2023 under its previously announced share repurchase programs and through common stock dividends.

•On July 21, 2023, the company's Board of Director's approved a 6.7 percent increase in the common stock dividend from $0.15 per share to $0.16 per share.

Results of Operations

Net Sales
Net sales were $6,045 million and $6,252 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by a (13) percent decrease in volume versus the prior period and a (1) percent unfavorable impact from currency, partially offset by a 9 percent increase in price and a 2 percent favorable portfolio and other impact. Volume declines were driven by lower corn planted area in EMEA, fewer soybean acres in North America, crop protection inventory destocking trends, timing of seasonal demand due to weather and delayed farmer purchases, strategic product exits and the Russia Exit, partially offset by increased corn acres in North America. The unfavorable currency impacts were led by the Canadian Dollar and the Turkish Lira. Price gains were driven by continued execution on the company’s price for value strategy with gains in all regions led by EMEA and recovery of higher input costs. The portfolio and other impact was driven by the biologicals acquisitions and the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase.

	Three Months Ended June 30,
	2023		2022
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$6,045	100%	$6,252	100%
North America[1]	4,319	71%	4,078	65%
EMEA[2]	714	12%	858	14%
Latin America	608	10%	833	13%
Asia Pacific	404	7%	483	8%

	Q2 2023 vs. Q2 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$241	6%	9%	(3)%	(1)%	1%
EMEA[2]	(144)	(17)%	15%	(33)%	(4)%	5%
Latin America	(225)	(27)%	3%	(39)%	(1)%	10%
Asia Pacific	(79)	(16)%	6%	(17)%	(5)%	—%
Total	$(207)	(3)%	9%	(13)%	(1)%	2%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $10,929 million and $10,853 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by an 11 percent increase in price versus the prior period and a 2 percent favorable impact from portfolio and other, partially offset by a (9) percent decrease in volume and a (3) percent unfavorable impact from currency. Price gains were driven by continued execution on the company’s price for value strategy with gains in all regions led by EMEA and North America and recovery of higher input costs. Volume declines were driven by lower corn planted area in EMEA, lower volume in Latin America, crop protection inventory destocking trends, timing of seasonal demand due to weather and delayed farmer purchases, strategic product exits and the Russia Exit, partially offset by increased corn acres in North America. The unfavorable currency impacts were led by the Turkish Lira, the Chinese Renminbi and the Canadian Dollar. The portfolio and other impact was driven by the biologicals acquisitions and the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase.

	Six Months Ended June 30,
	2023		2022
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$10,929	100%	$10,853	100%
North America[1]	6,521	60%	6,083	56%
EMEA[2]	2,527	23%	2,440	22%
Latin America	1,160	11%	1,483	14%
Asia Pacific	721	6%	847	8%

	First Half 2023 vs. First Half 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$438	7%	9%	(1)%	(1)%	—%
EMEA[2]	87	4%	22%	(12)%	(10)%	4%
Latin America	(323)	(22)%	5%	(34)%	—%	7%
Asia Pacific	(126)	(15)%	7%	(15)%	(7)%	—%
Total	$76	1%	11%	(9)%	(3)%	2%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $3,137 million (52 percent of net sales) and $3,323 million (53 percent of net sales) for the three months ended June 30, 2023 and 2022, respectively, and $5,908 million (54 percent of net sales) and $6,047 million (56 percent of net sales) for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by lower volumes, a decrease in royalty expense, ongoing cost and productivity actions and a favorable impact from currency, partially offset by higher input costs, which are primarily market driven. The market driven trends are due to inflationary pressures impacting raw material inputs, freight and logistics, which have begun to improve during the second quarter of 2023.

Research and Development Expense
R&D expense was $329 million (5 percent of net sales) and $296 million (5 percent of net sales) for the three months ended June 30, 2023 and 2022, respectively, and $645 million (6 percent of net sales) and $564 million (5 percent of net sales) for the six months ended June 30, 2023 and 2022, respectively. The increase in R&D expense is in support of the company’s long-term growth plans and increased investment in R&D. The increase was primarily driven by an increase in salaries due to higher headcount and the associated spending on field, lab and facilities, and third-party research costs. The increase was partially offset by a decrease in variable compensation.

Selling, General and Administrative Expenses
SG&A expenses were $1,045 million (17 percent of net sales) and $1,017 million (16 percent of net sales) for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the Stoller and Symborg acquisitions, an increase in commissions, promotion and advertising costs and an unfavorable impact from the company's deferred compensation plans due to market impacts, partially offset by favorable currency and a decrease in functional spend and bad debt expense.

SG&A expenses were $1,771 million (16 percent of net sales) and $1,752 million (16 percent of net sales) for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the Symborg and Stoller acquisitions and an unfavorable impact from the company's deferred compensation plans due to market impacts, partially offset by favorable currency and a decrease in functional spend and bad debt expense.

Amortization of Intangibles
Intangible asset amortization was $174 million and $179 million for the three months ended June 30, 2023 and 2022, respectively, and $334 million and $358 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by the expiration of the favorable supply contracts in the fourth quarter of 2022, at which point the contracts became fully amortized, partially offset by amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions. See Note 11 - Goodwill and Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $60 million and $143 million for the three months ended June 30, 2023 and 2022, respectively, and $93 million and $148 million for the six months ended June 30, 2023 and 2022, respectively. The charges in the second quarter of 2023 and 2022 and the first half of 2023 and 2022 primarily relates to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and costs associated with the 2022 Restructuring Actions. The charges associated with the 2022 Restructuring Actions during the second quarter of 2022 and the first half of 2022 primarily related to severance and related benefit costs, asset related charges, and contract termination charges. See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements, for additional information.

Further evaluation of our operations, including decisions involving contract manufacturing opportunities, may result in additional asset related charges, which could be material to our income from continuing operations as reported under U.S. GAAP.

Other Income (Expense) - Net
Other income (expense) - net was $(134) million and $49 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by non-operating pension and other post employment benefit costs in the current period versus a benefit in the prior period and an increase in estimated settlement reserves and net exchange losses. The decreases are partially offset by an increase in interest income.

Other income (expense) - net was $(205) million and $66 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by non-operating pension and other post employment benefit costs in the current period versus a benefit in the prior period and an increase in estimated settlement reserves and net exchange losses. The decreases are partially offset by an increase in interest income, losses associated with a previously held equity investment in the prior period and gains on the sale of assets.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $82 million and $16 million for the three months ended June 30, 2023 and 2022, respectively, and $113 million and $25 million for the six months ended June 30, 2023 and 2022, respectively. The change was primarily driven by higher interest rates, the issuance of the May 2023 Senior Notes, and an increase in short term borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $204 million for the three months ended June 30, 2023 on pre-tax income from continuing operations of $1,084 million, resulting in an effective tax rate of 18.8 percent. The effective tax rate was favorably impacted by $56 million of net tax benefits associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity. Those favorable impacts were partially offset by the unfavorable tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings.

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

The company's provision for income taxes on continuing operations was $373 million for the six months ended June 30, 2023 on pre-tax income from continuing operations of $1,860 million, resulting in an effective tax rate of 20.1 percent. The effective tax rate was favorably impacted by $68 million of net tax benefits associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity. Those favorable impacts were partially offset by the unfavorable tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings.

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

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(163) million and $(171) million for the three and six months ended June 30, 2023, respectively, and $(30) million and $(40) million for the three and six months ended June 30, 2022, respectively. The three and six months ended June 30, 2023 primarily includes charges associated with the settlement of certain legal matters relating to PFAS that are subject to the MOU, including the Water System MOU. The three and six months ended June 30, 2022 primarily includes charges relating to PFAS environmental remediation activities for legacy operations at Chemours' Fayetteville Works facility. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information

EIDP Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide an Analysis of Operations, only for the differences between EIDP and Corteva, Inc.

Interest Expense
EIDP’s interest expense was $89 million and $26 million for the three months ended June 30, 2023 and 2022, respectively, and $133 million and $44 million for the six months ended June 30, 2023 and 2022, respectively. The change was primarily driven by the items noted above, under the header "Interest Expense," partially offset by lower average borrowings on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s provision for income taxes on continuing operations was $202 million for the three months ended June 30, 2023 on pre-tax income from continuing operations of $1,077 million, resulting in an effective tax rate of 18.8%. EIDP’s provision for income taxes on continuing operations was $322 million for the three months ended June 30, 2022 on pre-tax income from continuing operations of $1,317 million, resulting in an effective tax rate of 24.4 percent.

EIDP’s provision for income taxes on continuing operations was $368 million for the six months ended June 30, 2023 on pre-tax income from continuing operations of $1,840 million, resulting in an effective tax rate of 20.0 percent. EIDP’s provision for income taxes on continuing operations was $441 million for the six months ended June 30, 2022 on pre-tax income from continuing operations of $2,006 million, resulting in an effective tax rate of 22.0 percent.

EIDP’s effective tax rates for the three and six months ended June 30, 2023 and 2022 were driven by a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. and the items noted on page 47, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.” See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook
The outlook for agriculture remains overall positive in 2023, with high demand for grain and oilseeds. Commodity prices are above historical averages, and farm balance sheets and income levels remain healthy, leading growers to prioritize technology to maximize return. Crop Protection order patterns are being influenced by product availability, higher interest rates, and a deferral of purchases until closer to usage, leading to an update to full-year 2023 net sales and earnings expectations.

The company updated its previously provided guidance for the full-year 2023 - lowering sales and earnings expectations for this period. The company expects net sales in the range of $17.9 billion and $18.2 billion and Operating EBITDA in the range of $3.50 billion and $3.65 billion. Operating Earnings Per Share is expected to be in the range of $2.75 and $2.90 per share.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from global economic conditions. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 54 for Significant Items recorded in the three and six months ended June 30, 2023 and 2022). During 2023, the company expects to record approximately $75 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information. The company also expects non-operating charges during 2023 associated with pension and OPEB costs to increase when compared to 2022, which is mainly due to an increase in discount rates and a decrease in asset returns due to lower pension plan assets. See Note 6 – Supplemental Information, to the interim Consolidated Financial Statements, for additional information.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2023 compared with the same period in 2022. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and six months ended June 30, 2023 and 2022 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales	$4,264	$3,947	$6,959	$6,471
Segment operating EBITDA	$1,458	$1,240	$2,110	$1,809

Seed	Q2 2023 vs. Q2 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$461	14%	11%	4%	(1)%	—%
EMEA	(128)	(36)%	22%	(58)%	(8)%	8%
Latin America	2	1%	14%	(14)%	1%	—%
Asia Pacific	(18)	(12)%	10%	(15)%	(7)%	—%
Total	$317	8%	12%	(3)%	(2)%	1%

Seed	Q2 2023 vs. Q2 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$451	20%	14%	7%	(2)%	1%
Soybeans	(53)	(4)%	8%	(11)%	(1)%	—%
Other oilseeds	(52)	(21)%	17%	(37)%	(5)%	4%
Other	(29)	(17)%	4%	(19)%	(2)%	—%
Total	$317	8%	12%	(3)%	(2)%	1%

Seed	First Half 2023 vs. First Half 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$600	14%	10%	4%	—%	—%
EMEA	(42)	(3)%	27%	(24)%	(12)%	6%
Latin America	(62)	(12)%	15%	(30)%	3%	—%
Asia Pacific	(8)	(3)%	13%	(6)%	(10)%	—%
Total	$488	8%	14%	(5)%	(3)%	2%

Seed	First Half 2023 vs. First Half 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$500	12%	15%	(1)%	(3)%	1%
Soybeans	44	3%	7%	(3)%	(1)%	—%
Other oilseeds	(28)	(5)%	23%	(26)%	(9)%	7%
Other	(28)	(9)%	10%	(18)%	(1)%	—%
Total	$488	8%	14%	(5)%	(3)%	2%

Seed
Seed net sales were $4,264 million in the second quarter of 2023, up 8 percent from $3,947 million in the second quarter of 2022. The sales increase was driven by a 12 percent increase in price and 1 percent favorable impact from portfolio, partially offset by a 3 percent decline in volume and a 2 percent unfavorable currency impact.

The increase in price was driven by strong demand for top technology products, and strong operational execution, with global corn and soybean prices up 14 percent and 8 percent, respectively. Lower volumes were driven by reduced corn planted area in EMEA, fewer soybean acres in North America, and the 2022 decision to exit Russia, partially offset by increased corn acres in North America. Unfavorable currency impacts were led by the Canadian Dollar and the Turkish Lira.

Segment operating EBITDA was $1,458 million in the second quarter of 2023, up 18 percent from $1,240 million in the second quarter of 2022. Price execution, reduction of net royalty expense, and ongoing cost and productivity actions more than offset higher input and freight costs, lower volumes, and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 280 basis points versus the prior-year period.

Seed net sales were $6,959 million in the first half of 2023, up 8 percent from approximately $6,471 million in the first half of 2022. The sales increase was driven by 14 percent increase in price and 2 percent favorable impact from portfolio, partially offset by a 5 percent decline in volume and a 3 percent unfavorable currency impact.

The increase in price was driven by strong demand for top technology and operational execution globally, with global corn and soybean prices up 15 percent and 7 percent, respectively. Pricing actions more than offset currency impacts in EMEA. The decline in volume was driven by the 2022 decision to exit Russia, lower corn planted area in EMEA, and lower Safrinha volumes in Latin America, partially offset by increased corn acres in North America. Unfavorable currency impacts were led by the Turkish Lira and the Canadian Dollar.

Segment operating EBITDA was $2,110 million in the first half of 2023, up 17 percent from $1,809 million for the first half of 2022. Price execution, reduction of net royalty expense, and ongoing cost and productivity actions more than offset higher input and freight costs, the unfavorable impact of currency, and lower volumes. Segment operating EBITDA margin improved by approximately 240 basis points versus the prior-year period.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales	$1,781	$2,305	$3,970	$4,382
Segment Operating EBITDA	$320	$509	$923	$1,000

Crop Protection	Q2 2023 vs. Q2 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(220)	(26)%	3%	(30)%	—%	1%
EMEA	(16)	(3)%	10%	(15)%	—%	2%
Latin America	(227)	(36)%	(1)%	(47)%	(1)%	13%
Asia Pacific	(61)	(18)%	4%	(17)%	(5)%	—%
Total	$(524)	(23)%	3%	(29)%	(1)%	4%

Crop Protection	Q2 2023 vs. Q2 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(238)	(19)%	3%	(21)%	(1)%	—%
Insecticides	(163)	(33)%	—%	(31)%	(1)%	(1)%
Fungicides	(196)	(44)%	6%	(48)%	(2)%	—%
Other	73	53%	6%	(30)%	—%	77%
Total	$(524)	(23)%	3%	(29)%	(1)%	4%

Crop Protection	First Half 2023 vs. First Half 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(162)	(10)%	5%	(15)%	(1)%	1%
EMEA	129	11%	16%	2%	(8)%	1%
Latin America	(261)	(27)%	(1)%	(37)%	—%	11%
Asia Pacific	(118)	(19)%	5%	(19)%	(5)%	—%
Total	$(412)	(9)%	7%	(16)%	(3)%	3%

Crop Protection	First Half 2023 vs. First Half 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(201)	(8)%	6%	(11)%	(3)%	—%
Insecticides	(172)	(19)%	6%	(20)%	(4)%	(1)%
Fungicides	(141)	(19)%	9%	(23)%	(5)%	—%
Other	102	35%	5%	(16)%	(1)%	47%
Total	$(412)	(9)%	7%	(16)%	(3)%	3%

Crop Protection
Crop protection net sales were $1,781 million in the second quarter of 2023, down 23 percent from $2,305 million in the second quarter of 2022. The sales decrease was driven by a 29 percent decrease in volume and a 1 percent unfavorable impact from currency, partially offset by a 4 percent favorable impact from portfolio and a 3 percent increase in price.

The decrease in volume was driven by strategic product exits, inventory destocking trends impacting volumes across all regions, and timing of seasonal demand due to weather and delayed farmer purchases. The portfolio impact was driven by the Biologicals acquisitions. The increase in price was broad-based, with gains in most regions led by EMEA, and mostly reflected pricing for the value of our differentiated technology including pricing for new products.

Segment Operating EBITDA was $320 million in the second quarter of 2023, down 37 percent from $509 million in the second quarter of 2022. Volume declines, higher input costs, and increased R&D investment more than offset pricing and productivity actions. Segment operating EBITDA margin declined by approximately 410 basis points versus the prior-year period.

Crop protection net sales were $3,970 million in the first half of 2023, down 9 percent from $4,382 million for the first half of 2022. The sales decrease was driven by a 16 percent decrease in volume and a 3 percent unfavorable impact from currency, partially offset by a 7 percent increase in price and a 3 percent favorable portfolio impact.

The decrease in volume was driven by strategic product exits, inventory destocking trends impacting volumes across all regions, and timing of seasonal demand due to weather and delayed farmer purchases. The increase in price was broad-based, with gains in most regions led by EMEA and North America, and mostly reflected pricing for the value of our differentiated technology, including pricing for new products, and currency in EMEA. Unfavorable currency impacts were led by the Turkish Lira and Chinese Renminbi. The portfolio impact was driven by the Biologicals acquisitions.

Segment Operating EBITDA was $923 million in the first half of 2023, down 8 percent from $1,000 million for the first half of 2022. Pricing execution and productivity actions were more than offset by lower volumes, higher input costs, and the unfavorable impact of currency. Segment operating EBITDA margin increased by more than 40 basis points versus the prior-year period largely driven by pricing execution and productivity actions.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes (GAAP)	$880	$1,002	$1,487	$1,579
Provision for (benefit from) income taxes on continuing operations	204	325	373	446
Income (loss) from continuing operations before income taxes (GAAP)	1,084	1,327	1,860	2,025
Depreciation and amortization	306	302	593	609
Interest income	(54)	(24)	(94)	(39)
Interest expense	82	16	113	25
Exchange (gains) losses	104	36	140	83
Non-operating (benefits) costs	44	(60)	87	(125)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	63	(33)	78	3
Significant items (benefit) charge	117	155	200	177
Operating EBITDA (Non-GAAP)	$1,746	$1,719	$2,977	$2,758

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Restructuring and asset related charges - net	$(60)	$(143)	$(93)	$(148)
Estimated settlement expense[1]	(41)	—	(90)	(17)
Inventory write-offs[2]	(3)	(1)	(7)	(1)
Gain (loss) on sale of assets and equity investments[2]	—	(5)	3	(5)
Settlement costs associated with the Russia Exit[2]	—	(6)	—	(6)
Seed sale associated with Russia exit[2,3]	(1)	—	18	—
Acquisition-related costs[4]	(15)	—	(34)	—
Employee Retention Credit	3	—	3	—
Total pretax significant items benefit (charge)	(117)	(155)	(200)	(177)
Total tax (provision) benefit impact of significant items[5]	27	28	42	34
Tax only significant item benefit (charge)[6]	29	—	29	—
Total significant items benefit (charge), after tax	$(61)	$(127)	$(129)	$(143)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
3.Includes a benefit (charge) of $(1) million and $18 million for the three and six months ended June 30, 2023, respectively, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $30 million and $71 million of net sales and $31 million and $53 million of cost of goods sold for the three and six months ended June 30, 2023, respectively.
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
6.The tax only significant item benefit for the three and six months ended June 30, 2023 reflects the impact of changes to deferred taxes associated with a tax currency change for a legal entity and an adjustment due to a change in estimate related to a worthless stock deduction in the U.S.
Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to Corteva (GAAP)	$877	$999	$1,480	$1,573
Less: Non-operating benefits (costs), after tax	(35)	43	(68)	92
Less: Amortization of intangibles (existing as of Separation), after tax	(118)	(138)	(236)	(277)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(48)	26	(59)	(2)
Less: Significant items benefit (charge), after tax	(61)	(127)	(129)	(143)
Operating Earnings (Loss) (Non-GAAP)	$1,139	$1,195	$1,972	$1,903

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$1.23	$1.37	$2.07	$2.16
Less: Non-operating benefits (costs), after tax	(0.04)	0.06	(0.10)	0.13
Less: Amortization of intangibles (existing as of Separation), after tax	(0.17)	(0.19)	(0.33)	(0.38)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	(0.07)	0.04	(0.08)	—
Less: Significant items benefit (charge), after tax	(0.09)	(0.18)	(0.18)	(0.20)
Operating Earnings (Loss) Per Share (Non-GAAP)	$1.60	$1.64	$2.76	$2.61
Diluted Shares Outstanding (in millions)	713.7	726.7	714.8	728.6

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2022 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2023.

(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Cash, cash equivalents and marketable securities	$2,616	$3,315	$2,655
Total debt	$5,313	$1,307	$1,995

The increase in debt balances from December 31, 2022 was primarily due to higher short-term debt and the May 2023 debt offering, which have been used to fund the company's working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.5 billion, $6.0 billion, and $5.9 billion at June 30, 2023, December 31, 2022, and June 30, 2022, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. In addition to the unused credit facilities, the company has a $500 million 2023 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”).

In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023, reduced the available credit from $1 billion to $500 million.

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

In May 2023, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase facility of up to $500 million (the "2023 Repurchase Facility"), which expires in December 2023. Under the 2023 Repurchase Facility, Corteva may sell a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 12 - Short-Term Borrowing, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company's cash, cash equivalents and marketable securities at June 30, 2023, December 31, 2022, and June 30, 2022 are $2.6 billion, $3.3 billion, and $2.7 billion, respectively, of which $1.9 billion, $2.0 billion, and $2.4 billion at June 30, 2023, December 31, 2022, and June 30, 2022, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At June 30, 2023, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities was $(2,499) million for the six months ended June 30, 2023 compared to $(1,621) million for the six months ended June 30, 2022. The change in cash used for operating activities was driven by changes in working capital. Lower accounts payable was driven by higher payments to third-party growers and higher seed production costs and the timing of payments to lenders for providing financing to select customers. Higher usage of deferred revenue was due to higher prepayments from customers as of the end of 2022 being applied against year-to-date 2023 sales. Partially offsetting these uses of cash were favorable changes in receivables due to lower crop protection sales and higher collections as well as favorable changes in inventories due to higher seed sales and lower crop protection purchases.

Cash provided by (used for) investing activities was $(1,544) million for the six months ended June 30, 2023 compared to $(435) million for the six months ended June 30, 2022. The change was primarily due to the acquisitions of Stoller and Symborg, partially offset by lower purchases of investments, lower capital expenditures and the proceeds from the settlement of the net investment hedge in the first quarter of 2023.

Cash provided by (used for) financing activities was $3,379 million for the six months ended June 30, 2023 compared to $106 million for the six months ended June 30, 2022. The change was primarily due to higher short-term borrowings to fund working capital needs, capital spending, dividend payments, share repurchases, and to partially fund the Stoller and Symborg acquisitions and the May 2023 Debt Offering. The change was also driven by lower share repurchases.

In January 2023, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on March 15, 2023, to the shareholders of record on March 1, 2023. In April 2023, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on June 15, 2023, to the shareholders of record on June 1, 2023. In July 2023, the company's Board of Directors authorized a common stock dividend of $0.16 per share, which reflects an approved increase of 6.7 percent, payable on September 15, 2023, to the shareholders of record on September 1, 2023.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 1,417,000 shares in the open market for a total cost of $80 million during the three and six months ended June 30, 2023.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares in the open market for a total cost of $250 million during the six months ended June 30, 2023 and 6,285,000 shares and 10,870,000 shares in the open market for a total cost of $365 million and $600 million during the three and six months ended June 30, 2022, respectively. Repurchases under the 2021 Share Buyback Plan were completed during the first quarter of 2023.

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

Cash provided by (used for) operating activities
EIDP’s cash provided by (used for) operating activities was $(2,516) million and $(1,633) million for the six months ended June 30, 2023 and 2022, respectively. The change was primarily driven by higher interest on related party debt and the items noted on page 56, under the header, “Summary of Cash Flows.”

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $3,396 million for the six months ended June 30, 2023 compared to $118 million for the six months ended June 30, 2022. The change was primarily driven by higher borrowings partially offset by higher payments on debt.

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

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2022 can be found on page 57 of the company's 2022 Annual Report. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2022 Annual Report, except for the $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”) issued in the second quarter of 2023. See Note 12 – Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements for further discussion of the company’s debt offering.

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

As of June 30, 2023, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of June 30, 2023, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Lorsban® Lawsuits
As of June 30, 2023, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Bayer Disputes
In August 2022, Corteva filed a lawsuit against Bayer CropScience LLP and Monsanto Company (collectively “Bayer”) in federal court in Delaware for alleged infringement of Corteva’s patented AAD-1 herbicide resistance technology used in Enlist® corn. The complaint for this lawsuit was amended to include two additional patents that are closely related to this patented technology for soybeans. Corteva seeks to enjoin Bayer from continuing to infringe, as well as appropriate monetary damages. Bayer has filed an answer to the complaint and has asserted various affirmative defenses including invalidity. The case is now in discovery.

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

In addition to the matters set forth in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2023:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
April 2023	—	$—	—	$2,000
May 2023	561,720	55.91	561,720	1,969
June 2023	854,922	57.17	854,922	1,920
Total	1,416,642	$56.67	1,416,642	$1,920
1.    On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Amended and Restated EIDP, Inc. Management Deferred Compensation Plan.

10.2	Amendment to EIDP, Inc.’s Retirement Savings Restoration Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	August 4, 2023

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	August 4, 2023

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales	$6,045	$6,252	$10,929	$10,853
Cost of goods sold	3,137	3,323	5,908	6,047
Research and development expense	329	296	645	564
Selling, general and administrative expenses	1,045	1,017	1,771	1,752
Amortization of intangibles	174	179	334	358
Restructuring and asset related charges - net	60	143	93	148
Other income (expense) - net	(134)	49	(205)	66
Interest expense	89	26	133	44
Income (loss) from continuing operations before income taxes	1,077	1,317	1,840	2,006
Provision for (benefit from) income taxes on continuing operations	202	322	368	441
Income (loss) from continuing operations after income taxes	875	995	1,472	1,565
Income (loss) from discontinued operations after income taxes	(163)	(30)	(171)	(40)
Net income (loss)	712	965	1,301	1,525
Net income (loss) attributable to noncontrolling interests	1	—	2	1
Net income (loss) attributable to EIDP, Inc.	$711	$965	$1,299	$1,524

See Notes to the Interim Consolidated Financial Statements beginning on page 70.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$712	$965	$1,301	$1,525
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	148	(426)	282	(335)
Adjustments to pension benefit plans	1	7	3	15
Adjustments to other benefit plans	(2)	—	(4)	3
Derivative instruments	(85)	17	(152)	(8)
Total other comprehensive income (loss)	62	(402)	129	(325)
Comprehensive income (loss)	774	563	1,430	1,200
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	—	2	1
Comprehensive income (loss) attributable to EIDP, Inc.	$773	$563	$1,428	$1,199

See Notes to the Interim Consolidated Financial Statements beginning on page 70.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2023	December 31, 2022	June 30, 2022
Assets
Current assets
Cash and cash equivalents	$2,563	$3,190	$2,401
Marketable securities	53	124	254
Accounts and notes receivable - net	7,955	5,701	6,947
Inventories	5,628	6,812	4,184
Other current assets	1,008	968	978
Total current assets	17,207	16,795	14,764
Investment in nonconsolidated affiliates	83	102	93
Property, plant and equipment	8,797	8,551	8,532
Less: Accumulated depreciation	4,491	4,297	4,232
Net property, plant and equipment	4,306	4,254	4,300
Goodwill	10,539	9,962	9,987
Other intangible assets	9,985	9,339	9,673
Deferred income taxes	524	479	449
Other assets	1,545	1,687	1,640
Total Assets	$44,189	$42,618	$40,906
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,023	$24	$712
Accounts payable	3,379	4,895	3,567
Income taxes payable	396	183	383
Deferred revenue	656	3,388	740
Accrued and other current liabilities	2,894	2,258	2,457
Total current liabilities	10,348	10,748	7,859
Long-term debt	2,290	1,283	1,283
Long-term debt - related party	268	789	1,377
Other noncurrent liabilities
Deferred income tax liabilities	1,134	1,119	1,165
Pension and other post employment benefits - noncurrent	2,236	2,255	2,838
Other noncurrent obligations	1,722	1,675	1,693
Total noncurrent liabilities	7,650	7,121	8,356
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2023, December 31, 2022, and June 30, 2022:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at June 30, 2023, December 31, 2022, and June 30, 2022	—	—	—
Additional paid-in capital	24,306	24,284	24,235
Retained earnings	4,321	3,031	3,439
Accumulated other comprehensive income (loss)	(2,677)	(2,806)	(3,223)
Total EIDP, Inc. stockholders’ equity	26,189	24,748	24,690
Noncontrolling interests	2	1	1
Total equity	26,191	24,749	24,691
Total Liabilities and Equity	$44,189	$42,618	$40,906

See Notes to the Interim Consolidated Financial Statements beginning on page 70.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Operating activities
Net income (loss)	$1,301	$1,525
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	593	609
Provision for (benefit from) deferred income tax	(171)	(79)
Net periodic pension and OPEB (credits) costs	71	(138)
Pension and OPEB contributions	(91)	(113)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(1)	(1)
Restructuring and asset related charges - net	93	148
Other net loss	192	99
Changes in assets and liabilities, net
Accounts and notes receivable	(1,899)	(2,331)
Inventories	1,320	905
Accounts payable	(1,558)	(488)
Deferred revenue	(2,758)	(2,450)
Other assets and liabilities	392	681
Cash provided by (used for) operating activities	(2,516)	(1,633)
Investing activities
Capital expenditures	(250)	(318)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	34	12
Acquisitions of businesses - net of cash acquired	(1,463)	—
Investments in and loans to nonconsolidated affiliates	(4)	(6)
Purchases of investments	(7)	(236)
Proceeds from sales and maturities of investments	106	93
Proceeds from settlement of net investment hedge	42	—
Other investing activities, net	(2)	20
Cash provided by (used for) investing activities	(1,544)	(435)
Financing activities
Net change in borrowings (less than 90 days)	885	325
Proceeds from related party debt	29	19
Payments on related party debt	(552)	(805)
Proceeds from debt	3,427	772
Payments on debt	(372)	(204)
Proceeds from exercise of stock options	26	62
Other financing activities, net	(47)	(51)
Cash provided by (used for) financing activities	3,396	118
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	9	(116)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(655)	(2,066)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period	$2,963	$2,770
See Notes to the Interim Consolidated Financial Statements beginning on page 70.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				559		1	560
Other comprehensive income (loss)					77		77
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			40				40
Share-based compensation			(31)				(31)
Other - net			(3)	(1)			(4)
Balance at March 31, 2022	$239	$—	$24,202	$2,478	$(2,821)	$1	$24,099
Net income (loss)				965			965
Other comprehensive income (loss)					(402)		(402)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			22				22
Share-based compensation			13	(1)			12
Other - net			(2)				(2)
Balance at June 30, 2022	$239	$—	$24,235	$3,439	$(3,223)	$1	$24,691

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2023
Balance at January 1, 2023	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				588		1	589
Other comprehensive Income (loss)					67		67
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			7				7
Share-based compensation			(14)				(14)
Other - net			(2)	(2)			(4)
Balance at March 31, 2023	$239	$—	$24,275	$3,614	$(2,739)	$2	$25,391
Net income (loss)				711		1	712
Other comprehensive income (loss)					62		62
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			19				19
Share-based compensation			14	(1)			13
Other - net			(2)	(1)		(1)	(4)
Balance at June 30, 2023	$239	$—	$24,306	$4,321	$(2,677)	$2	$26,191

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
•Capital Structure - At June 30, 2023, Corteva, Inc.'s capital structure consists of 709,516,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Business Combinations - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP interim Consolidated Financial Statements, below
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Goodwill and Other Intangible Assets - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP has a related party loan payable to Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 34 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 39 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, below

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of June 30, 2023, December 31, 2022, and June 30, 2022, the outstanding related party loan balance was $268 million, $789 million, and $1,377 million, respectively (which approximates fair value), with interest rates of 7.00%, 6.52%, and 4.12%, respectively, and is reflected as long-term debt - related party in EIDP's interim Consolidated Balance Sheets. Additionally, EIDP has incurred tax deductible interest expense of $7 million and $20 million for the three and six months ended June 30, 2023, respectively, and $10 million and $19 million for the three and six months ended June 30, 2022, respectively, associated with the related party loan from Corteva, Inc.

As of June 30, 2023, December 31, 2022, and June 30, 2022, EIDP had payables to Corteva, Inc., of $44 million, $31 million and $30 million included in accrued and other current liabilities, respectively, and $115 million, $115 million, and $119 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 24 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page 17 of the Corteva, Inc. Interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate for the three and six months ended June 30, 2023 was 18.8 percent and 20.0 percent, respectively, and 24.4 percent and 22.0 percent for the three and six months ended June 30, 2022, respectively.

EIDP's effective tax rates for the three and six months ended June 30, 2023 and 2022 were driven by net tax benefits recognized for income taxes on continuing operations associated with the interest expense incurred on the related party loan between EIDP and Corteva, Inc. and the net tax benefits discussed on page 17 of the Corteva, Inc. Interim Consolidated Financial Statements.

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes	$875	$995	$1,472	$1,565
Provision for (benefit from) income taxes on continuing operations	202	322	368	441
Income (loss) from continuing operations before income taxes	1,077	1,317	1,840	2,006
Depreciation and amortization	306	302	593	609
Interest income	(54)	(24)	(94)	(39)
Interest expense	89	26	133	44
Exchange (gains) losses	104	36	140	83
Non-operating (benefits) costs	44	(60)	87	(125)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	63	(33)	78	3
Significant items (benefit) charge	117	155	200	177
Corporate expenses	32	30	56	51
Segment operating EBITDA	$1,778	$1,749	$3,033	$2,809