Form 10-Q
period 2023-09-30
Corteva, Inc.; EIDP, Inc.
filed 2023-11-09
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Corteva, Inc. had 704,729,000 shares of common stock, par value $0.01 per share, outstanding at November 2, 2023.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at November 2, 2023, all of which are held by Corteva, Inc.

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

The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 66. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,590	$2,777	$13,519	$13,630
Cost of goods sold	1,646	1,879	7,554	7,926
Research and development expense	335	312	980	876
Selling, general and administrative expenses	670	657	2,441	2,409
Amortization of intangibles	174	178	508	536
Restructuring and asset related charges - net	2	152	95	300
Other income (expense) - net	(149)	23	(354)	89
Interest expense	58	18	171	43
Income (loss) from continuing operations before income taxes	(444)	(396)	1,416	1,629
Provision for (benefit from) income taxes on continuing operations	(129)	(74)	244	372
Income (loss) from continuing operations after income taxes	(315)	(322)	1,172	1,257
Income (loss) from discontinued operations after income taxes	(3)	(6)	(174)	(46)
Net income (loss)	(318)	(328)	998	1,211
Net income (loss) attributable to noncontrolling interests	3	3	10	9
Net income (loss) attributable to Corteva	$(321)	$(331)	$988	$1,202
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$(0.45)	$(0.45)	$1.64	$1.73
Basic earnings (loss) per share of common stock from discontinued operations	—	(0.01)	(0.24)	(0.06)
Basic earnings (loss) per share of common stock	$(0.45)	$(0.46)	$1.40	$1.67
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$(0.45)	$(0.45)	$1.63	$1.72
Diluted earnings (loss) per share of common stock from discontinued operations	—	(0.01)	(0.24)	(0.06)
Diluted earnings (loss) per share of common stock	$(0.45)	$(0.46)	$1.39	$1.66

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(318)	$(328)	$998	$1,211
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(323)	(533)	(41)	(868)
Adjustments to pension benefit plans	3	113	6	128
Adjustments to other benefit plans	(2)	1	(6)	4
Derivative instruments	(2)	50	(154)	42
Total other comprehensive income (loss)	(324)	(369)	(195)	(694)
Comprehensive income (loss)	(642)	(697)	803	517
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	3	10	9
Comprehensive income (loss) attributable to Corteva	$(645)	$(700)	$793	$508

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2023	December 31, 2022	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$2,254	$3,191	$2,199
Marketable securities	108	124	119
Accounts and notes receivable - net	6,581	5,701	6,273
Inventories	6,320	6,811	5,415
Other current assets	1,070	968	1,039
Total current assets	16,333	16,795	15,045
Investment in nonconsolidated affiliates	106	102	91
Property, plant and equipment	8,892	8,551	8,444
Less: Accumulated depreciation	4,572	4,297	4,259
Net property, plant and equipment	4,320	4,254	4,185
Goodwill	10,441	9,962	9,791
Other intangible assets	9,795	9,339	9,461
Deferred income taxes	554	479	407
Other assets	1,561	1,687	1,671
Total Assets	$43,110	$42,618	$40,651
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,609	$24	$1,576
Accounts payable	3,678	4,895	4,140
Income taxes payable	236	183	227
Deferred revenue	552	3,388	860
Accrued and other current liabilities	2,273	2,254	2,115
Total current liabilities	10,348	10,744	8,918
Long-term debt	2,290	1,283	1,277
Other noncurrent liabilities
Deferred income tax liabilities	1,070	1,119	1,123
Pension and other post employment benefits - noncurrent	2,228	2,255	2,628
Other noncurrent obligations	1,707	1,676	1,621
Total noncurrent liabilities	7,295	6,333	6,649
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at September 30, 2023 - 704,880,000; December 31, 2022 - 713,419,000; and September 30, 2022 - 716,225,000	7	7	7
Additional paid-in capital	27,895	27,851	27,815
Retained earnings	325	250	614
Accumulated other comprehensive income (loss)	(3,001)	(2,806)	(3,592)
Total Corteva stockholders’ equity	25,226	25,302	24,844
Noncontrolling interests	241	239	240
Total equity	25,467	25,541	25,084
Total Liabilities and Equity	$43,110	$42,618	$40,651
See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$998	$1,211
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	899	919
Provision for (benefit from) deferred income tax	(308)	(149)
Net periodic pension and OPEB (credits) costs	105	(155)
Pension and OPEB contributions	(123)	(147)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(12)	(17)
Restructuring and asset related charges - net	95	300
Other net loss	342	181
Changes in assets and liabilities, net
Accounts and notes receivable	(782)	(1,814)
Inventories	492	(466)
Accounts payable	(1,215)	202
Deferred revenue	(2,840)	(2,311)
Other assets and liabilities	(255)	100
Cash provided by (used for) operating activities	(2,604)	(2,146)
Investing activities
Capital expenditures	(412)	(460)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	42	46
Acquisitions of businesses - net of cash acquired	(1,456)	—
Investments in and loans to nonconsolidated affiliates	(31)	(9)
Purchases of investments	(83)	(314)
Proceeds from sales and maturities of investments	127	274
Proceeds from settlement of net investment hedge	42	—
Other investing activities, net	(2)	24
Cash provided by (used for) investing activities	(1,773)	(439)
Financing activities
Net change in borrowings (less than 90 days)	2,419	777
Proceeds from debt	3,427	1,335
Payments on debt	(1,314)	(355)
Repurchase of common stock	(585)	(800)
Proceeds from exercise of stock options	28	66
Dividends paid to stockholders	(327)	(311)
Other financing activities, net	(45)	(49)
Cash provided by (used for) financing activities	3,603	663
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(68)	(295)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(842)	(2,217)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,776	$2,619
1. See page 17 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			564		3	567
Other comprehensive income (loss)				77		77
Share-based compensation		(31)				(31)
Common dividends ($0.14 per share)			(102)			(102)
Issuance of Corteva stock		40				40
Repurchase of common stock			(235)			(235)
Other - net			(1)		(2)	(3)
Balance at March 31, 2022	$7	$27,760	$750	$(2,821)	$240	$25,936
Net income (loss)			969		3	972
Other comprehensive income (loss)				(402)		(402)
Share-based compensation		13	(1)			12
Common dividends ($0.14 per share)			(101)			(101)
Issuance of Corteva stock		22				22
Repurchase of common stock			(365)			(365)
Other - net					(3)	(3)
Balance at June 30, 2022	$7	$27,795	$1,252	$(3,223)	$240	$26,071
Net income (loss)			(331)		3	(328)
Other comprehensive income (loss)				(369)		(369)
Share-based compensation		16	(1)			15
Common dividends ($0.15 per share)			(108)			(108)
Issuance of Corteva stock		4				4
Repurchase of common stock			(200)			(200)
Other - net			2		(3)	(1)
Balance at September 30, 2022	$7	$27,815	$614	$(3,592)	$240	$25,084

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accumulated Other Comp Income (Loss)	Non- controlling Interest	Total Equity
2023
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			595		4	599
Other comprehensive income (loss)				67		67
Share-based compensation		(14)				(14)
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		7				7
Repurchase of common stock			(252)			(252)
Other - net			1		(3)	(2)
Balance at March 31, 2023	$7	$27,844	$487	$(2,739)	$240	$25,839
Net income (loss)			714		3	717
Other comprehensive income (loss)				62		62
Share-based compensation		14	(1)			13
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		19				19
Repurchase of common stock			(81)			(81)
Other - net			1		(2)	(1)
Balance at June 30, 2023	$7	$27,877	$1,013	$(2,677)	$241	$26,461
Net income (loss)			(321)		3	(318)
Other comprehensive income (loss)				(324)		(324)
Share-based compensation		16	(1)			15
Common dividends ($0.16 per share)			(113)			(113)
Issuance of Corteva stock		2				2
Repurchase of common stock			(252)			(252)
Other - net			(1)		(3)	(4)
Balance at September 30, 2023	$7	$27,895	$325	$(3,001)	$241	$25,467

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 5 percent to both the company's annual net sales and segment operating EBITDA. We remeasure net monetary assets and translate our financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements and the company's 2022 Annual Report). As of September 30, 2023, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively impact pre-tax earnings by approximately $15 million. We will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In September 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU includes amendments that require a buyer in supplier finance programs to disclose key terms of the programs and related obligations, including a rollforward of such obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirements, which are effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Retrospective application to all periods in which a balance sheet is presented is required, except for the rollforward requirement, which will be applied prospectively. The company adopted this guidance on January 1, 2023 which resulted in certain disclosures being added relating to supplier financing programs and related obligations. See Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounting Guidance Issued But Not Adopted as of September 30, 2023
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures ("JVs"). It generally requires the use of business combinations accounting at the JV formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the JV’s financial statements. It does not alter the ongoing accounting for the joint venture’s operations. This guidance is effective for joint ventures with formation dates on or after January 1, 2025. Prospective application is required, with early adoption permitted. Retrospective application can be elected for joint ventures formed before January 1, 2025. The company does not expect the impact of adoption to be material.

NOTE 3 - BUSINESS COMBINATIONS

On March 1, 2023 ("Acquisition Date"), Corteva completed its previously announced acquisitions of all the outstanding equity interests in Stoller Group, Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,220 million, inclusive of a working capital adjustment, and $370 million, respectively. These acquisitions supplement the crop protection business with additional biological tools that complement evolving farming practices.

The operating results of Stoller and Symborg, since the Acquisition Date, did not have a material impact to the company's interim Consolidated Financial Statements for the three and nine months ended September 30, 2023. Additionally, supplemental pro forma information have not been presented since the reported amounts in the company's interim Consolidated Financial

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Statements for the current period and comparative prior period would not be materially different had these acquisitions occurred as of January 1, 2022.

Purchase Price Allocation
The company performed a preliminary purchase price allocation and assessment of the fair value of the assets acquired and liabilities assumed as of the Acquisition Date. The company continues to evaluate aspects of net working capital and income tax related amounts and will finalize the purchase price allocation as it obtains the information necessary to complete the valuation during the measurement period. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the Acquisition Date.

The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed for the Stoller and Symborg acquisitions, as of the Acquisition Date:

(In millions)	Stoller[1]	Symborg[1]
Assets
Cash and cash equivalents	$97	$—
Accounts and notes receivable	249	17
Inventories	81	10
Other current assets	9	1
Property, plant and equipment	71	3
Goodwill	374	122
Other intangible assets	645	311
Deferred income taxes	10	—
Other assets	5	—
Total assets acquired	$1,541	$464
Liabilities
Short-term borrowings	59	—
Accounts payable	25	13
Income taxes payable	2	—
Accrued and other current liabilities	59	4
Long-term debt	2	—
Deferred income tax liabilities	153	76
Other noncurrent obligations	21	1
Total liabilities assumed	$321	$94
Net assets acquired	$1,220	$370
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

Property, Plant & Equipment
Property, plant and equipment associated with Stoller is comprised of $31 million of machinery and equipment, $31 million of buildings, $7 million of land and land improvements, and $2 million of construction in progress. The preliminary estimated fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for the remaining depreciable property, plant and equipment. The market approach for certain types of equipment represents a sale comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Intangible Assets	Stoller		Symborg
(In millions)	Fair Value	Weighted-Average Amortization Period (Years)	Fair Value	Weighted-Average Amortization Period (Years)
Intangible assets with finite lives:
Customer-related	$495	13	$—	—
Developed technology	106	13	238	12
Trademarks/trade names	44	15	57	12
Total other intangible assets with finite lives	645	13	295	12
Intangible assets with indefinite lives:
IPR&D	—	—	16	—
Total other intangible assets with indefinite lives	—	—	16	—
Total other intangible assets	$645		$311

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

NOTE 4 - REVENUE

Revenue Recognition
Products
Substantially all of Corteva's revenue is derived from product sales, which consist of sales of Corteva's products to farmers, distributors, and manufacturers. Corteva considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. However, the company has some long-term contracts which can span multiple years.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $135 million, $131 million and $129 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	September 30, 2023	December 31, 2022	September 30, 2022
(In millions)
Accounts and notes receivable - trade[1]	$5,320	$4,261	$4,875
Contract assets - current[2]	$27	$26	$25
Contract assets - noncurrent[3]	$67	$64	$62
Deferred revenue - current	$552	$3,388	$860
Deferred revenue - noncurrent[4]	$109	$107	$108
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was $3,287 million and $3,049 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Corn	$487	$469	$5,139	$4,621
Soybean	189	205	1,713	1,685
Other oilseeds	142	124	637	647
Other	60	64	348	380
Seed	878	862	7,837	7,333
Herbicides	815	1,043	3,043	3,472
Insecticides	416	363	1,156	1,275
Fungicides	226	421	837	1,173
Other	255	88	646	377
Crop Protection	1,712	1,915	5,682	6,297
Total	$2,590	$2,777	$13,519	$13,630

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
North America[1]	$173	$218	$5,192	$4,637
EMEA[2]	198	157	1,441	1,442
Latin America	380	383	847	912
Asia Pacific	127	104	357	342
Total	$878	$862	$7,837	$7,333

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
North America[1]	$399	$521	$1,901	$2,185
EMEA[2]	271	297	1,555	1,452
Latin America	844	898	1,537	1,852
Asia Pacific	198	199	689	808
Total	$1,712	$1,915	$5,682	$6,297
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”). The company recorded pre-tax restructuring and other charges of $350 million inception-to-date under the 2022 Restructuring Actions, which is comprised of $115 million of severance and related benefit costs, $115 million of asset related charges, $61 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $140 million has been paid through September 30, 2023, and primarily relate to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are expected to be substantially complete in 2023.

The total pre-tax restructuring and other charges recognized through the third quarter of 2023 included $50 million associated with the Russia Exit. The Russia Exit pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $27 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Seed	$1	$61	$10	$94
Crop Protection	—	19	5	20
Corporate expenses	—	66	4	88
Total[1]	$1	$146	$19	$202
1.This amount excludes other pre-tax charges recorded during the three and nine months ended September 30, 2023 and 2022 impacting the Seed segment. These charges consisted of inventory write-offs and gains (losses) on sale of businesses, assets and equity investments and settlement costs associated with the Russia Exit, which are included in cost of goods sold and other income (expense) - net, in the interim Consolidated Statement of Operations, respectively. See Note 18 – Segment Information, to the interim Consolidated Financial Statements, for additional information.

The following table is a summary of charges incurred related to the 2022 Restructuring Actions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Severance and related benefit costs	$—	$66	$4	$88
Asset related charges	—	66	11	70
Contract termination charges[1]	1	14	4	44
Total restructuring and asset related charges – net[2]	$1	$146	$19	$202
1.Contract terminations includes early lease terminations.
2.This amount excludes other pre-tax charges recorded during the three and nine months ended September 30, 2023 and 2022 included in cost of goods sold and other income (expense) – net, in the company’s interim Consolidated Statement of Operations, as noted above.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A reconciliation of the December 31, 2022 to the September 30, 2023 liability balances related to the 2022 Restructuring Actions is summarized below:

(in millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2022	$71	$—	$12	$83
Charges to income (loss) from continuing operations	4	11	4	19
Payments	(35)	—	(13)	(48)
Asset write-offs	—	(11)	—	(11)
Balance at September 30, 2023	$40	$—	$3	$43
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations are substantially complete.

Other Asset Related Benefits (Charges)
The company recognized benefits (charges) of $2 million and $(66) million for the three and nine months ended September 30, 2023, respectively, and $(5) million and $(104) million for the three and nine months ended September 30, 2022, respectively, in restructuring and asset related charges - net in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest income	$59	$36	$153	$75
Equity in earnings (losses) of affiliates - net	(2)	(1)	4	13
Net gain (loss) on sales of businesses and other assets	10	16	11	17
Net exchange gains (losses)[1]	(102)	(13)	(242)	(96)
Non-operating pension and other post employment benefit credit (costs)[2]	(30)	22	(91)	170
Miscellaneous income (expenses) - net[3]	(84)	(37)	(189)	(90)
Other income (expense) - net	$(149)	$23	$(354)	$89
1.Includes net pre-tax exchange gains (losses) associated with the devaluation of the Argentine peso of $(83) million and $(150) million for the three and nine months ended September 30, 2023, respectively, and $(32) million and $(65) million for the three and nine months ended September 30, 2022, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss).
3.Includes estimated settlement reserves, losses on sales of receivables, and other items. The nine months ended September 30, 2023 also includes an adjustment to the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) due to a change in estimate, gains on the sale of assets and a loss on the sale of the company’s interest in an equity investment. The three and nine months ended September 30, 2022 also includes settlement costs associated with the Russia Exit and an Employee Retention Credit. The nine months ended September 30, 2022 also includes loss on the sale of the company’s interest in an equity investment and losses associated with a previously held equity investment.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(104)	$(80)	$(182)	$(120)
Local tax (expenses) benefits	19	(40)	27	(61)
Net after-tax impact from subsidiary exchange gain (loss)	$(85)	$(120)	$(155)	$(181)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$2	$67	$(60)	$24
Tax (expenses) benefits	(4)	(15)	12	(5)
Net after-tax impact from hedging program exchange gain (loss)	$(2)	$52	$(48)	$19

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(102)	$(13)	$(242)	$(96)
Tax (expenses) benefits	15	(55)	39	(66)
Net after-tax exchange gain (loss)	$(87)	$(68)	$(203)	$(162)
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

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$2,254	$3,191	$2,199
Restricted cash equivalents	522	427	420
Total cash, cash equivalents and restricted cash equivalents	$2,776	$3,618	$2,619

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of September 30, 2023, December 31, 2022 and September 30, 2022, except for the contributions to the escrow account established for the settlement of legacy PFAS matters and the associated qualified spend, which was classified as noncurrent prior to June 30, 2023.

NOTE 7 - INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2023 was 29.1 percent and 17.2 percent, respectively, and 18.7 percent and 22.8 percent for the three and nine months ended September 30, 2022, respectively.

During the three and nine months ended September 30, 2023, the company recognized $11 million and $79 million of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity.

During the three and nine months ended September 30, 2022, the company recognized $46 million and $94 million of net tax benefits to provision for income taxes on continuing operations associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, and a tax benefit of $55 million related to the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes.

The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of the program, which resides in the U.S., is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
changes on net monetary asset positions, which can drive material impacts on the company's effective tax rate. For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 6 - Supplementary Information.

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes	$(315)	$(322)	$1,172	$1,257
Net income (loss) attributable to continuing operations noncontrolling interests	3	3	10	9
Income (loss) from continuing operations available to Corteva common stockholders	(318)	(325)	1,162	1,248
Income (loss) from discontinued operations available to Corteva common stockholders	(3)	(6)	(174)	(46)
Net income (loss) available to common stockholders	$(321)	$(331)	$988	$1,202

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2023	2022	2023	2022
Earnings (loss) per share of common stock from continuing operations	$(0.45)	$(0.45)	$1.64	$1.73
Earnings (loss) per share of common stock from discontinued operations	—	(0.01)	(0.24)	(0.06)
Earnings (loss) per share of common stock	$(0.45)	$(0.46)	$1.40	$1.67

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2023	2022	2023	2022
Earnings (loss) per share of common stock from continuing operations	$(0.45)	$(0.45)	$1.63	$1.72
Earnings (loss) per share of common stock from discontinued operations	—	(0.01)	(0.24)	(0.06)
Earnings (loss) per share of common stock	$(0.45)	$(0.46)	$1.39	$1.66

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2023	2022	2023	2022
Weighted-average common shares - basic	708.4	718.7	710.7	722.8
Plus dilutive effect of equity compensation plans[1]	—	—	2.9	3.6
Weighted-average common shares - diluted	708.4	718.7	713.6	726.4
Potential shares of common stock excluded from EPS calculations[2]	2.2	6.1	2.4	2.2
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Accounts receivable – trade[1]	$4,013	$4,168	$3,642
Notes receivable – trade[1,2]	1,307	93	1,233
Other[3]	1,261	1,440	1,398
Total accounts and notes receivable - net	$6,581	$5,701	$6,273
1.Accounts receivable – trade and notes receivable - trade are net of allowances of $201 million, $194 million, and $213 million at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2023, December 31, 2022, and September 30, 2022 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total receivables. In addition, Other includes amounts due from nonconsolidated affiliates of $137 million, $148 million, and $132 million as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2023 and 2022:

(In millions)
2022
Balance at December 31, 2021	$210
Net provision for credit losses	4
Other - net of write-offs charged against allowance	(1)
Balance at September 30, 2022	$213

2023
Balance at December 31, 2022	$194
Net provision for credit losses	10
Other - net of write-offs charged against allowance	(3)
Balance at September 30, 2023	$201

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

Trade receivables sold under these agreements were $57 million and $100 million for the three and nine months ended September 30, 2023, respectively, and $35 million and $130 million for the three and nine months ended September 30, 2022, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2023, December 31, 2022, and September 30, 2022 were $19 million, $37 million, and $47 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and nine months ended September 30, 2023 was $4 million and $17 million, respectively, and $6 million and $19 million for the three and nine months ended September 30, 2022, respectively. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 - INVENTORIES

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Finished products	$2,786	$3,260	$2,082
Semi-finished products	2,690	2,689	2,557
Raw materials and supplies	844	862	776
Total inventories	$6,320	$6,811	$5,415

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2023:

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2022	$4,618	$5,344	$9,962
Acquisitions[1]	496	—	496
Currency translation adjustments	(8)	(9)	(17)
Balance as of September 30, 2023	$5,106	$5,335	$10,441
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

Other Intangibles Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	September 30, 2023[1]			December 31, 2022			September 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,017)	$5,274	$6,291	$(826)	$5,465	$6,265	$(762)	$5,503
Customer-related	2,403	(688)	1,715	1,912	(585)	1,327	1,890	(550)	1,340
Developed technology	1,845	(958)	887	1,485	(830)	655	1,485	(790)	695
Trademarks/trade names	2,110	(314)	1,796	2,009	(251)	1,758	2,006	(231)	1,775
Favorable supply contracts[2]							475	(467)	8
Other[3]	395	(288)	107	395	(271)	124	395	(265)	130
Total other intangible assets with finite lives	13,044	(3,265)	9,779	12,092	(2,763)	9,329	12,516	(3,065)	9,451
Intangible assets not subject to amortization (indefinite-lived):
IPR&D	16	—	16	10	—	10	10	—	10
Total other intangible assets with indefinite lives	16	—	16	10	—	10	10	—	10
Total other intangible assets	$13,060	$(3,265)	$9,795	$12,102	$(2,763)	$9,339	$12,526	$(3,065)	$9,461
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $174 million and $508 million for the three and nine months ended September 30, 2023, respectively, and $178 million and $536 million for the three and nine months ended September 30, 2022, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2023 and each of the next five years is approximately $173 million, $683 million, $646 million, $635 million, $575 million and $554 million, respectively.

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Commercial paper	$3,417	$—	$1,369
Repurchase facility	—	—	200
Other loans - various currencies	3	23	6
Long-term debt payable within one year	188	—	—
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$3,609	$24	$1,576

Long-term debt
(in millions)	September 30, 2023		December 31, 2022		September 30, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2026	600	4.50%	—		—
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in 2033	600	4.80%	—		—
Other loans:
Foreign currency loans, various rates and maturities	188	14.80%	181	14.80%	176	14.80%
Medium-term notes, varying maturities through 2041	106	5.33%	107	4.27%	107	2.87%
Finance lease obligations	1		2		2
Less: Unamortized debt discount and issuance costs	17		7		8
Less: Long-term debt due within one year	188		—		—
Total long-term debt	$2,290		$1,283		$1,277

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,320 million, $1,172 million, and $1,154 million as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

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

As of September 30, 2023, there were no outstanding borrowings under the 2023 Repurchase Facility.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at September 30, 2023 was approximately $55 million. The company’s Foreign Currency Loans have varying maturities through 2024.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at September 30, 2023
(in millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-day Revolving Credit Facility	May 2022	500	500	January 2024	Floating Rate
Total Committed and Available Credit Facilities		$5,500	$5,500

Revolving Credit Facilities
In May 2022, EIDP entered into a $3 billion, 5-year revolving credit facility and a $2 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2023, the company was in compliance with these covenants.

364-Day Revolving Credit Facilities
In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023, reduced the available credit from $1 billion to $500 million. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2023, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At September 30, 2023, December 31, 2022 and September 30, 2022, the outstanding obligations under supplier finance programs was approximately $115 million, $220 million, and $192 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2023, December 31, 2022 and September 30, 2022, the company had directly guaranteed $73 million, $88 million, and $79 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at September 30, 2023, approximately $15 million had terms greater than one year. The maximum future payments include $4 million, $16 million and $19 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $492 million, $202 million and $560 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

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

In connection with the Nationwide Water District Settlement (as defined below under the caption “Other PFOA Matters”), the MOU was supplemented to waive funding due to the MOU Escrow Account by Chemours, DuPont and Corteva for 2023 provided that each party fully funds its portion of the Nationwide Water District Settlement and said settlement is consummated. In the event the Nationwide Water District Settlement is not consummated, Chemours, DuPont and Corteva will redeposit into the MOU Escrow Account the cash each withdrew to partially fund its respective contribution to the Water District Settlement Fund. The funding obligation to the MOU Escrow Account with respect to 2024 and due September 30, 2024 will be waived if (i) between October 1, 2023 and September 30, 2024, the parties have entered into settlement agreements resolving liabilities under the MOU that in the aggregate exceed $100 million; (ii) each company has fully funded its respective share, in accordance with the MOU, of such settlements; and (iii) such settlements are consummated.

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

At September 30, 2023, December 31, 2022 and September 30, 2022, the indemnification assets were $36 million, $31 million, and $33 million, respectively, within accounts and notes receivable - net and $126 million, $105 million, and $91 million, respectively, within other assets in the interim Consolidated Balance Sheets. At September 30, 2023, December 31, 2022 and September 30, 2022, the indemnification liabilities were $38 million, $31 million, and $24 million, respectively, within accrued and other current liabilities and $108 million, $115 million, and $122 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded charges of $3 million and $174 million for the three and nine months ended September 30, 2023, respectively, and $6 million and $46 million for the three and nine months ended September 30, 2022, respectively, to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statement of Operations. The after-tax charges recognized during the nine months ended September 30, 2023 primarily included approximately $155 million associated with the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Nationwide Water District Settlement. The after-tax charges recognized during the three and nine months ended September 30, 2022, primarily included approximately $5 million and $32 million, respectively, related to the MOU, driven by the environmental remediation accrual at Chemours’ Fayetteville Works facility for estimated costs for offsite water systems and on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lorsban® Lawsuits
As of September 30, 2023, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of September 30, 2023, an accrual has been established for the estimated resolution of certain claims.

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

In February 2023, most of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. Corteva expects to continue a meritorious defense of its business practices.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2023, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first was a consolidated trial of two cases; the first, a kidney cancer case, which resulted in a hung jury, while the second, Travis and Julie Abbott v. E. I. du Pont de Nemours and Company

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(the “Abbott Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium, plus interest. The loss of consortium award was subsequently reduced to $250,000 in accordance with state law limitations. Following entry of the judgment by the court, EIDP filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. After the denial of the company’s appeal and request for en banc review, a petition seeking review by the U.S. Supreme Court was filed in June 2023. Defense costs and future liabilities that may arise from these cases are subject to the terms and conditions of the MOU and the Corteva Separation Agreement. As of September 30, 2023, an accrual was established for this matter.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbott case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL. In December 2022, the motion to dissolve the MDL was denied. As of September 30, 2023, 23 plaintiffs purporting to be Leach class members have filed personal injury cases, which are expected to proceed in the Ohio MDL.

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

Aqueous Firefighting Foams. Approximately 5,400 cases have been filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging PFOS or PFOA environmental contamination and/or personal injury from the use of aqueous firefighting foams. The vast majority of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Approximately 4,700 of these cases were filed on behalf of firefighters who allege personal injuries (primarily kidney and testicular cancer) as a result of exposure to aqueous firefighting foams (“AFFF”). Most of these recent cases assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. On June 1, 2023, approximately 640 cases filed relating to U.S. public water systems were included as part of the Nationwide Water District Settlement (as defined below).

Nationwide Water District Settlement. On June 1, 2023, Corteva, EIDP, Inc., DuPont, and Chemours (collectively, the “settling companies”) entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL. The federal district court in South Carolina (the “SC Court”) granted preliminary approval of the class settlement on August 22, 2023 (the “Nationwide Water District Settlement”). PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances.

Under the Nationwide Water District Settlement, in September 2023 the settling companies established a settlement fund (the “Water District Settlement Fund”) and collectively contributed $1.185 billion with Chemours contributing 50 percent, and DuPont and Corteva collectively contributing the remaining 50 percent pursuant to the terms of the Letter Agreement. The settling companies utilized the balance in the MOU Escrow Account, along with amounts previously expected to be contributed to the MOU Escrow Account in 2023, among other sources, to make their respective contributions to the Water District Settlement Fund. In exchange for the payment to the Water District Settlement Fund, the settling companies will receive a complete release of the claims described below from the Class (as defined below).

The class represented by the Nationwide Water District Settlement is composed of all Public Water Systems, as defined in 42 U.S.C. § 300f, with a current detection of PFAS or that are currently required to monitor for PFAS under the Environmental Protection Agency’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law (the “Class”). Approximately 88 percent of the U.S. is served by systems required to test under UCMR 5. The Class does not include water systems owned and operated by a State or the United States government; small systems that have not detected the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
presence of PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina.

The Nationwide Water District Settlement addresses the timing and logistics of the settlement payment and conditions under which the settlement might not proceed, including a walk-away right that enables the settling companies to terminate the settlement if more than a confidential, agreed number of class members opt out. Final approval of the settlement is expected no sooner than six months after preliminary approval, and a fairness hearing ahead of final approval is scheduled for December 14, 2023. As part of the final approval process, the SC Court will establish a timetable for notice to class members, for hearings on approval, and for class members to opt out of the settlement. A court-appointed claims administrator, under the oversight of a court-appointed special master, will be responsible for the management, allocation and distribution of the Water District Settlement Fund. Class counsel, subject to the settling companies’ consent, will nominate the persons who, if approved by the SC Court, will serve as claims administrator and special master.

The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP. As of September 30, 2023, an accrual has been established for this settlement. If a settlement does not receive final approval, and plaintiffs elect to pursue their claims in court, the settling companies will continue to assert their strong legal defenses in pending litigation.

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

EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff's trespass claims and limited plaintiffs’ nuisance claims to abatement damages.

Ohio. EIDP is a defendant in three lawsuits, including an action by the State of Ohio based on alleged damage to natural resources, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS in water supplies. While currently in mediation, the trial with respect to the natural resources lawsuit is scheduled for September 2024. The third lawsuit, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The trial court requested further briefing on whether the class should be extended to include other states that recognize analogous claims for relief. Because EIDP and the other defendants were granted permission by the court to appeal the class certification decision, further briefing on the extension of the class for the trial court has been paused subject to the outcome of the appeal, for which oral arguments took place in October 2023.

New York. EIDP is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification, and continue to defend itself on the merits of the case, while seeking an out of court resolution. With the settlement of approximately 30 of the personal injury lawsuits, an accrual was established for this matter as of September 30, 2023.

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

Other Natural Resource Damage Cases. In addition to the natural resource cases in Ohio, New Jersey, and New York, 24 states and 3 U.S. territories, have filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase. The recent mediation for the natural resource case in North Carolina concluded without resolution, however discussions continue between the parties to seek a resolution. Mediation for cases in New Jersey and Ohio are ongoing.

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

Netherlands. In April 2021, four municipalities in The Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities land infringes their property rights by an objective standard. While the parties continue to seek a resolution to these matters, a separate hearing related to damages is expected to be scheduled for the first half of 2024. Additionally, the Office of Public Prosecutor in The Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht facility.

Carpet Mill Cases. The city of Rome, GA alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The city of Rome sought damages for the cost of the installation of a water treatment system capable of removing PFCs from the water, injunctive relief requiring the defendants to clean up the contamination in the river ways, and punitive damages. Additionally, the city of Rome sent a demand to EIDP asserting damages for the construction of a new utilities wastewater treatment system and upgrades to the city's water treatment system, along with future monitoring costs. The City of Rome case has been settled and an accrual was established as of September 30, 2023. The Centre Alabama water district carpet case has been stayed by the SC MDL.

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

At September 30, 2023, several actions are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action, approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence and property damage allegedly caused by release of certain

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts its entitled in its pending litigation. EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law in June 2023, along with a counterclaim in October 2023.

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

The accrued environmental obligations and indemnification assets include the following:

	As of September 30, 2023
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$156	$156	$282
Other discontinued or divested businesses obligations[1]	40	67	193

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	58	61	62

Environmental remediation liabilities not subject to indemnity	—	106	75

Indemnification liabilities related to the MOU[4]	26	118	28
Total	$280	$508	$640
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 25, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $33 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $57 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 24 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
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

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. The Facility Response Group lawsuit is stayed until December 2023. As of September 30, 2023, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,913,000 shares and 6,330,000 shares in the open market for a cost (excluding excise taxes) of $250 million and $330 million during the three and nine months ended September 30, 2023, respectively.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares in the open market for a cost (excluding excise taxes) of $250 million during the nine months ended September 30, 2023 and 3,414,000 shares and 14,284,000 shares in the open market for a total cost of $200 million and $800 million during the three and nine months ended September 30, 2022, respectively. Repurchases under the 2021 Share Buyback Plan were completed during the first quarter of 2023.

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

Below is a summary of the EIDP Preferred Stock at September 30, 2023, December 31, 2022, and September 30, 2022, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$(2,898)
Other comprehensive income (loss) before reclassifications	(868)	92	107	3	(666)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(50)	21	1	(28)
Net other comprehensive income (loss)	(868)	42	128	4	(694)
Balance September 30, 2022	$(3,411)	$114	$(268)	$(27)	$(3,592)
2023
Balance January 1, 2023	$(2,883)	$80	$(163)	$160	$(2,806)
Other comprehensive income (loss) before reclassifications	(41)	(114)	6	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(40)	—	(6)	(46)
Net other comprehensive income (loss)	(41)	(154)	6	(6)	(195)
Balance September 30, 2023	$(2,924)	$(74)	$(157)	$154	$(3,001)

1.The cumulative translation adjustment loss for the nine months ended September 30, 2023 was primarily driven by the strengthening of the USD against the South African Rand ("ZAR") and European Euro ("EUR"), partially offset by the weakening of the USD against the Brazilian Real (BRL). The cumulative translation adjustment loss for the nine months ended September 30, 2022 was primarily driven by the strengthening of the USD against the European Euro ("EUR"), Swiss Franc ("CHF"), Indian Rupee ("INR") and South African Rand ("ZAR").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative instruments	$(3)	$(13)	$59	$(13)
Pension benefit plans - net	—	(30)	—	(35)
Other benefit plans - net	1	—	2	3
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(2)	$(43)	$61	$(45)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative Instruments[1]:	$16	$33	$(50)	$(68)
Tax (benefit) expense[2]	(5)	(5)	10	18
After-tax	$11	$28	$(40)	$(50)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$—	$—	$(2)	$(2)
Actuarial (gains) losses[3,4]	—	—	—	2
Settlement (gain) loss[3,4]	1	25	1	27
Total before tax	$1	$25	$(1)	$27
Tax (benefit) expense[2]	—	(6)	1	(6)
After-tax	$1	$19	$—	$21
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$—	$(1)	$(1)
Actuarial (gains) loss[3,4]	(2)	1	(7)	2
Total before tax	$(3)	$1	$(8)	$1
Tax (benefit) expense[2]	1	—	2	—
After-tax	$(2)	$1	$(6)	$1
Total reclassifications for the period, after-tax	$10	$48	$(46)	$(28)
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

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Defined Benefit Pension Plans:
Service cost	$3	$5	$13	$14
Interest cost	171	126	518	343
Expected return on plan assets	(151)	(180)	(454)	(560)
Amortization of unrecognized (gain) loss	—	—	—	2
Amortization of prior service (benefit) cost	—	—	(2)	(2)
Settlement loss	1	25	1	27
Net periodic benefit (credit) cost	$24	$(24)	$76	$(176)
Other Post Employment Benefits:
Service cost	$1	$—	$1	$1
Interest cost	12	6	36	19
Amortization of unrecognized (gain) loss	(2)	1	(7)	2
Amortization of prior service (benefit) cost	(1)	—	(1)	(1)
Net periodic benefit (credit) cost	$10	$7	$29	$21

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 - FINANCIAL INSTRUMENTS

At September 30, 2023, December 31, 2022 and September 30, 2022, the company had $1,619 million, $2,296 million and $921 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $108 million, $124 million and $119 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; $27 million and $24 million at December 31, 2022 and September 30, 2022, respectively, of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at September 30, 2023 are discussed further in the “Debt Securities” section.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	$468	$953	$948
Commodity contracts	$1,097	$1,167	$1,424
Derivatives not designated as hedging instruments:
Foreign currency contracts	$634	$430	$1,371
Commodity contracts	$—	$9	$3

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$(71)	$81	$55	$47
Additions and revaluations of derivatives designated as cash flow hedges	(20)	(25)	(94)	91
Clearance of hedge results to earnings	2	(4)	(50)	(86)
Ending balance	$(89)	$52	$(89)	$52

At September 30, 2023, an after-tax net loss of $78 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$(16)	$(31)	$10	$32
Additions and revaluations of derivatives designated as cash flow hedges	7	11	(20)	(56)
Clearance of hedge results to earnings	9	32	10	36
Ending balance	$—	$12	$—	$12

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$7	$—	$7
Commodity contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	45	(39)	6
Total asset derivatives		$53	$(39)	$14

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$7	$—	$7
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	87	(39)	48
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$100	$(39)	$61

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$—	$41
Commodities Contracts	Other current assets	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	51	(40)	11
Total asset derivatives		$96	$(40)	$56

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	58	(40)	18
Total liability derivatives		$70	$(40)	$30

		September 30, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$101	$—	$101
Commodity Contracts	Other current assets	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	112	(58)	54
Total asset derivatives		$216	$(58)	$158

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	63	(58)	5
Total liability derivatives		$65	$(58)	$7
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$47	$—	$74
Cash flow hedges:
Foreign currency contracts	11	13	(30)	(68)
Commodity contracts	(26)	(30)	(133)	117
Total derivatives designated as hedging instruments	$(15)	$30	$(163)	$123
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(13)	$(39)	$(15)	$(44)
Commodity contracts[2]	(3)	6	65	112
Total derivatives designated as hedging instruments	$(16)	$(33)	$50	$68
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(3)	$67	$(65)	$24
Foreign currency contracts[2]	4	4	(67)	(1)
Commodity contracts[2]	1	5	4	(21)
Commodity contracts[3]	5	—	5	—
Total derivatives not designated as hedging instruments	7	76	(123)	2
Total derivatives	$(9)	$43	$(73)	$70
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

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at September 30, 2023, December 31, 2022 and September 30, 2022. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The company's investments in debt securities at September 30, 2023 with a contractual maturity within one year was $85 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	September 30, 2023	December 31, 2022	September 30, 2022
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$108	$124	$119
Derivatives relating to:[2]
Foreign currency	52	92	213
Commodity contracts	1	4	3
Total assets at fair value	$161	$220	$335
Liabilities at fair value:
Derivatives relating to:[2]
Foreign currency	94	67	63
Commodity contracts	6	3	2
Total liabilities at fair value	$100	$70	$65
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

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2023
Net sales	$878	$1,712	$2,590
Segment operating EBITDA	$(138)	$184	$46
Segment assets[1]	$22,829	$15,446	$38,275

2022
Net sales	$862	$1,915	$2,777
Segment operating EBITDA	$(224)	$352	$128
Segment assets[1]	$22,665	$13,474	$36,139
1.    Segment assets at December 31, 2022 were $22,952 million and $14,097 million for Seed and Crop Protection, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2023
Net sales	$7,837	$5,682	$13,519
Segment operating EBITDA	$1,972	$1,107	$3,079

2022
Net sales	$7,333	$6,297	$13,630
Segment operating EBITDA	$1,585	$1,352	$2,937

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes	$(315)	$(322)	$1,172	$1,257
Provision for (benefit from) income taxes on continuing operations	(129)	(74)	244	372
Income (loss) from continuing operations before income taxes	(444)	(396)	1,416	1,629
Depreciation and amortization	306	310	899	919
Interest income	(59)	(36)	(153)	(75)
Interest expense	58	18	171	43
Exchange (gains) losses	102	13	242	96
Non-operating (benefits) costs	28	(9)	115	(134)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(44)	(6)	34	(3)
Significant items (benefit) charge	71	202	271	379
Corporate expenses	28	32	84	83
Segment operating EBITDA	$46	$128	$3,079	$2,937

Segment assets to total assets (in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Total segment assets	$38,275	$37,049	$36,139
Corporate assets	4,835	5,569	4,512
Total assets	$43,110	$42,618	$40,651

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2023 and 2022, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2023
Restructuring and asset related charges - net[1]	$1	$—	$(3)	$(2)
Estimated settlement expense[2]	—	(66)	—	(66)
Gain (loss) on sale of business, assets and equity investments[3]	4	—	—	4
Acquisition-related costs[5]	—	(7)	—	(7)
Total	$5	$(73)	$(3)	$(71)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2022
Restructuring and asset related charges - net[1]	$(66)	$(20)	$(66)	$(152)
Estimated settlement expense[2]	—	(40)	—	(40)
Inventory write-offs[3]	(32)	—	—	(32)
Gain (loss) on sale of business, assets and equity investments[3]	—	15	—	15
Settlement costs associated with Russia Exit[3]	(2)	—	—	(2)
Employee Retention Credit	6	3	—	9
Total	$(94)	$(42)	$(66)	$(202)

(in millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2023
Restructuring and asset related charges - net[1]	$(74)	$(11)	$(10)	$(95)
Estimated settlement expense[2]	—	(156)	—	(156)
Inventory write-offs[3]	(7)	—	—	(7)
Gain (loss) on sale of business, assets and equity investments[3]	4	3	—	7
Seed sale associated with Russia Exit[3,4]	18	—	—	18
Acquisition-related costs[5]	—	(41)	—	(41)
Employee Retention Credit	—	3	—	3
Total	$(59)	$(202)	$(10)	$(271)

(in millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2022
Restructuring and asset related charges - net[1]	$(197)	$(20)	$(83)	$(300)
Estimated settlement expense[2]	—	(57)	—	(57)
Inventory write-offs[3]	(33)	—	—	(33)
Gain (loss) on sale of business[3]	—	15	—	15
Loss on sale of equity investment[3]	(5)	—	—	(5)
Settlement costs associated with Russia Exit[3]	(8)	—	—	(8)
Employee Retention Credit	6	3	—	9
Total	$(237)	$(59)	$(83)	$(379)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
4.Includes a benefit (charge) of $18 million for the nine months ended September 30, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million of net sales and $53 million of cost of goods sold for the nine months ended September 30, 2023.
5.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - SUBSEQUENT EVENTS

On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners. The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations.

The company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, comprised of $70 million to $90 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $20 million to $30 million of costs related to contract terminations. Reductions in workforce are subject to local regulatory requirements. Asset impairments of $165 million to $175 million are associated with operating lease assets and property, plant and equipment at the Pittsburg, California site and will be recorded in the fourth quarter of 2023.

Future cash payments related to these charges are anticipated to be $90 million to $120 million, primarily related to the payment of severance and related benefits and contract terminations. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to successfully develop and commercialize Corteva’s pipeline; (ii) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in Corteva's industry; (ix) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (x) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xi) effect of volatility in Corteva's input costs; (xii) risk related to geopolitical and military conflict; (xiii) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xiv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the separation of Corteva; (xv) risks related to Corteva's global operations; (xvi) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xvii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xviii) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xix) increases in pension and other post-employment benefit plan funding obligations; (xx) capital markets sentiment towards ESG matters; (xxi) risks related to pandemics or epidemics; (xxii) Corteva’s intellectual property rights or defense against intellectual property claims asserted by others; (xxiii) effect of counterfeit products; (xxiv) Corteva’s dependence on intellectual property cross-license agreements; and (xxv) other risks related to the Separation from DowDuPont.

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

Recent Developments

Acquisitions
On March 1, 2023, Corteva completed its previously announced acquisition of all the outstanding equity interests in Stoller Group Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,220 million, inclusive of a working capital adjustment, and $370 million, respectively. These acquisitions supplement the crop protection business with additional biological tools that complement evolving farming practices. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information.

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s Russia Exit (collectively the “2022 Restructuring Actions”). The company recorded pre-tax restructuring and other charges of $350 million inception-to-date under the 2022 Restructuring Actions, which is comprised of $115 million of severance and related benefit costs, $115 million of asset related charges, $61 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions.

Cash payments related to these charges are anticipated to be $180 million to $210 million, of which approximately $140 million has been paid through September 30, 2023, and primarily relates to the payment of severance and related benefits, contract terminations and other charges.

The total pre-tax restructuring and other charges recognized through the third quarter of 2023 included $50 million associated with the Russia Exit. The Russia Exit pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $27 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the interim Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The 2022 Restructuring Activities are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,913,000 and 6,330,000 shares in the open market for a cost (excluding excise taxes) of $250 million and $330 million during the three and nine months ended September 30, 2023, respectively.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares in the open market for a cost (excluding excise taxes) of $250 million during the nine months ended September 30, 2023 and 3,414,000 shares and 14,284,000 shares in the open market for a total cost of $200 million and $800 million during the three and nine months ended September 30, 2022, respectively. Repurchases under the 2021 Share Buyback Plan were completed during the first quarter of 2023.

Overview

The following is a summary of results from continuing operations for the three months ended September 30, 2023:
•The company reported net sales of $2,590 million, down 7 percent versus the same quarter last year, reflecting a 15 percent decrease in volume, partially offset by a 5 percent favorable portfolio and other impact, 2 percent increase in price and a 1 percent favorable impact from currency.
•Cost of goods sold ("COGS") totaled $1,646 million in the third quarter of 2023, down from $1,879 million in the third quarter of 2022, primarily driven by lower volumes, ongoing cost and productivity actions and a decrease in royalty expense, partially offset by higher input costs, which are primarily macro-economic driven.
•Restructuring and asset related charges - net were $2 million in the third quarter of 2023, a decrease from $152 million in the third quarter of 2022.
•Income (loss) from continuing operations after income taxes was $(315) million, as compared to $(322) million in the same quarter last year.
•Operating EBITDA was $18 million for the three months ended September 30, 2023, down from $96 million for the three months ended September 30, 2022, primarily driven by lower volumes and higher input costs, partially offset by the reduction of net royalty expense and ongoing cost and productivity actions. Refer to page 53 for further discussion of the company's Non-GAAP financial measures.

The following is a summary of results from continuing operations for the nine months ended September 30, 2023:
•The company reported net sales of $13,519 million, down 1 percent versus the same period last year, reflecting a 10 percent decrease in volume and a 2 percent unfavorable impact from currency, partially offset by a 9 percent increase in price and a 2 percent favorable portfolio and other impact.
•Cost of goods sold ("COGS") totaled $7,554 million in the nine months ended 2023, down from $7,926 million in the nine months ended 2022, primarily driven by lower volumes, ongoing cost and productivity actions and a decrease in royalty expense, partially offset by higher input costs, which are primarily macro-economic driven.
•Restructuring and asset related charges - net were $95 million during the nine months ended 2023, a decrease from $300 million during the nine months ended 2022. The charges for the nine months ended September 30, 2023 primarily relate to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and charges associated with the 2022 Restructuring Actions.
•Income (loss) from continuing operations after income taxes was $1,172 million, as compared to $1,257 million in the same period last year.
•Operating EBITDA was $2,995 million, improved from $2,854 million for the nine months ended September 30, 2022, primarily driven by price execution, reduction of net royalty expense and ongoing cost and productivity actions, partially offset by lower volumes, and cost and currency headwinds. Refer to page 53 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during or subsequent to the nine months ended September 30, 2023:
•The company returned approximately $910 million to shareholders during the nine months ended September 30, 2023 under its previously announced share repurchase programs and through common stock dividends.
•On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external manufacturing. As a result, the company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, which includes asset impairment charges of $165 million to $175 million. Future cash payments related to these charges are anticipated to be $90 million to $120 million. The restructuring actions associated with these charges are expected to be substantially complete in 2024 and the company expects to achieve an estimated $100 million of savings on a run rate basis by 2025. Future actions by the company or changes in circumstances from current assumptions, including any site disposition gains or losses, may cause actual results and future cash payments to differ. See Note 19 – Subsequent Events, to the interim Consolidated Financial Statements, for additional information.

Results of Operations

Net Sales
Net sales were $2,590 million and $2,777 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by a 15 percent decrease in volume versus the prior period, partially offset by a 2 percent increase in price, a 1 percent favorable impact from currency and a 5 percent favorable portfolio and other impact. Volume declines were driven by strategic product exits, crop protection inventory destocking trends, timing of seasonal demand, delayed farmer purchases, expected lower planted area in Brazil and an earlier operational finish to the season in North America versus prior year. Price gains were driven by continued execution on the company’s price for value strategy, while managing increased competitive pressure. The favorable impact from currency were led by the Brazilian Real and the Euro. The portfolio and other impact was driven by the biologicals acquisitions.

	Three Months Ended September 30,
	2023		2022
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$2,590	100%	$2,777	100%
North America[1]	572	22%	739	27%
EMEA[2]	469	18%	454	16%
Latin America	1,224	47%	1,281	46%
Asia Pacific	325	13%	303	11%

	Q3 2023 vs. Q3 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$(167)	(23)%	(1)%	(22)%	—%	—%
EMEA[2]	15	3%	12%	(13)%	1%	3%
Latin America	(57)	(4)%	(2)%	(16)%	4%	10%
Asia Pacific	22	7%	6%	4%	(4)%	1%
Total	$(187)	(7)%	2%	(15)%	1%	5%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Net sales were $13,519 million and $13,630 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by a 10 percent decrease in volume versus the prior period and a 2 percent unfavorable impact from currency, partially offset by a 9 percent increase in price and a 2 percent favorable portfolio and other impact. Volume declines were driven by lower crop planted area in EMEA, lower volume in Latin America, strategic product exits, crop protection inventory destocking trends, delayed farmer purchases, and the Russia Exit, partially offset by increased corn acres in North America. The unfavorable currency impacts were led by the Turkish Lira, Canadian Dollar and Chinese Renminbi. Price gains were driven by continued execution on the company’s price for value strategy and recovery of higher input costs. The portfolio and other impact was driven by the biologicals acquisitions and the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase.

	Nine Months Ended September 30,
	2023		2022
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$13,519	100%	$13,630	100%
North America[1]	7,093	52%	6,822	50%
EMEA[2]	2,996	22%	2,894	21%
Latin America	2,384	18%	2,764	20%
Asia Pacific	1,046	8%	1,150	9%

	Nine Months 2023 vs. Nine Months 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$271	4%	7%	(3)%	—%	—%
EMEA[2]	102	4%	20%	(11)%	(8)%	3%
Latin America	(380)	(14)%	2%	(26)%	2%	8%
Asia Pacific	(104)	(9)%	7%	(10)%	(6)%	—%
Total	$(111)	(1)%	9%	(10)%	(2)%	2%
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Cost of Goods Sold
COGS was $1,646 million (64 percent of net sales) and $1,879 million (68 percent of net sales) for the three months ended September 30, 2023 and 2022, respectively, and $7,554 million (56 percent of net sales) and $7,926 million (58 percent of net sales) for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by lower volumes, ongoing cost and productivity actions and a decrease in royalty expense, partially offset by higher input costs, which are primarily market driven. The macro-economic driven trends are due to inflationary pressures impacting raw material inputs, freight and logistics, which continue to improve during 2023 when compared to 2022.

Research and Development Expense
R&D expense was $335 million (13 percent of net sales) and $312 million (11 percent of net sales) for the three months ended September 30, 2023 and 2022, respectively, and $980 million (7 percent of net sales) and $876 million (6 percent of net sales) for the nine months ended September 30, 2023 and 2022, respectively. The increase in R&D expense is in support of the company’s long-term growth plans and was primarily driven by an increase in salaries due to higher headcount and the associated spending on field, lab and facilities, and third-party research costs. The increase was partially offset by a decrease in variable compensation.

Selling, General and Administrative Expenses
SG&A expenses were $670 million (26 percent of net sales) and $657 million (24 percent of net sales) for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by incremental costs from the Stoller and Symborg acquisitions and an increase in bad debt expense, partially offset by a decrease in variable compensation, selling expense, and commissions.

SG&A expenses were $2,441 million (18 percent of net sales) and $2,409 million (18 percent of net sales) for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by incremental costs from the Stoller and Symborg acquisitions and an unfavorable impact from the company's deferred compensation plans due to market impacts. The increases were partially offset by a decrease in variable compensation, selling expense, functional spend and a favorable impact from currency.

Amortization of Intangibles
Intangible asset amortization was $174 million and $178 million for the three months ended September 30, 2023 and 2022, respectively, and $508 million and $536 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by the expiration of the favorable supply contracts in the fourth quarter of 2022, at which point the contracts became fully amortized, partially offset by amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions. See Note 11 - Goodwill and Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $2 million and $152 million for the three months ended September 30, 2023 and 2022, respectively, and $95 million and $300 million for the nine months ended September 30, 2023 and 2022, respectively. The charges in the third quarter of 2023 primarily relates to charges associated with the 2022 Restructuring Actions and previous restructuring programs. The charges in the third quarter of 2022 and the nine months ended 2023 and 2022 primarily relates to non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and costs associated with the 2022 Restructuring Actions. The charges associated with the 2022 Restructuring Actions during the third quarter of 2022 and the nine months ended 2023 and 2022 primarily related to severance and related benefit costs, asset related charges, and contract termination charges. See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(149) million and $23 million for the three months ended September 30, 2023 and 2022, respectively. Higher other expense was primarily driven by non-operating pension and other post employment benefit costs in the current period versus a benefit in the prior period and an increase in estimated settlement reserves and net exchange losses. Higher other expense was partially offset by an increase in interest income.

Other income (expense) - net was $(354) million and $89 million for the nine months ended September 30, 2023 and 2022, respectively. Higher other expense was primarily driven by non-operating pension and other post employment benefit costs in the current period versus a benefit in the prior period and an increase in estimated settlement reserves and net exchange losses. Higher other expense was partially offset by an increase in interest income and losses associated with a previously held equity investment in the prior period.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $58 million and $18 million for the three months ended September 30, 2023 and 2022, respectively, and $171 million and $43 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily driven by higher interest rates, the issuance of the May 2023 Senior Notes, and an increase in short term borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(129) million for the three months ended September 30, 2023 on pre-tax loss from continuing operations of $(444) million, resulting in an effective tax rate of 29.1 percent. The effective tax rate was favorably impacted by $11 million of net tax benefits associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, as well as favorable geographic mix of earnings.

The company’s benefit from income taxes on continuing operations was $(74) million for the three months ended September 30, 2022 on pre-tax loss from continuing operations of $(396) million, resulting in an effective tax rate of 18.7 percent. The effective tax rate was unfavorably impacted by tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions. The unfavorable impacts were partially offset by a $55 million tax benefit on the establishment of deferred taxes in connection with the impact of a change in a U.S. legal entity's tax characterization.

The company's provision for income taxes on continuing operations was $244 million for the nine months ended September 30, 2023 on pre-tax income from continuing operations of $1,416 million, resulting in an effective tax rate of 17.2 percent. The effective tax rate was favorably impacted by $79 million of net tax benefits associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity. Those favorable impacts were partially offset by the unfavorable tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as the tax impact of repatriation.

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

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(3) million and $(174) million for the three and nine months ended September 30, 2023, respectively, and $(6) million and $(46) million for the three and nine months ended September 30, 2022, respectively. The nine months ended September 30, 2023 primarily includes charges associated with the settlement of certain legal matters relating to PFAS that are subject to the MOU, including the Nationwide Water District Settlement. The three and nine months ended September 30, 2022 primarily reflects charges pursuant to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities at Chemours' Fayetteville Works Facility. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

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

Interest Expense
EIDP’s interest expense was $60 million and $32 million for the three months ended September 30, 2023 and 2022, respectively, and $193 million and $76 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily driven by the items noted above, under the header "Interest Expense," partially offset by lower average borrowings on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s benefit from income taxes on continuing operations was $(129) million for the three months ended September 30, 2023 on pre-tax loss from continuing operations of $(446) million, resulting in an effective tax rate of 28.9%. EIDP’s benefit from income taxes on continuing operations was $(77) million for the three months ended September 30, 2022 on pre-tax loss from continuing operations of $(410) million, resulting in an effective tax rate of 18.8 percent.

EIDP’s provision for income taxes on continuing operations was $239 million for the nine months ended September 30, 2023 on pre-tax income from continuing operations of $1,394 million, resulting in an effective tax rate of 17.1 percent. EIDP’s provision for income taxes on continuing operations was $364 million for the nine months ended September 30, 2022 on pre-tax income from continuing operations of $1,596 million, resulting in an effective tax rate of 22.8 percent.

EIDP’s effective tax rates for the three and nine months ended September 30, 2023 and 2022 were driven by a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. and the items noted on page 48, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.” See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook
The global outlook for agriculture remains positive overall in 2023, with high demand for grain and oilseeds. Commodity prices are above historical averages, and farm balance sheets and income levels remain generally healthy, encouraging growers to prioritize technology to maximize return. The company affirmed its full-year 2023 net sales and earnings expectations, which includes the impact of the developments in its operations in Brazil that have been influenced by lower-than-expected corn planted area, ongoing headwinds in crop chemicals, delayed farmer purchases on both plantings and crop protection applications, as well as elevated levels of generic products.

The company expects net sales in the range of $17.0 billion and $17.3 billion and Operating EBITDA in the range of $3.25 billion and $3.45 billion. Operating Earnings Per Share is expected to be in the range of $2.50 and $2.70 per share.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from global economic conditions. Corteva is not able to reconcile its forward-looking non-GAAP financial measures to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 54 for Significant Items recorded in the three and nine months ended September 30, 2023 and 2022). During 2023, the company committed to restructuring activities to optimize the Crop Protection network of manufacturing and external partners, which are expected to be substantially complete in 2024. The company expects to record approximately $265 million to $285 million net pre-tax restructuring charges during 2023 for these activities. See Note 19 - Subsequent Events, to the interim Consolidated Financial Statements, for additional information. The company also expects non-operating charges associated with pension and OPEB costs to increase in 2023 when compared to 2022, which is mainly due to an increase in discount rates and a decrease in asset returns due to lower pension plan assets. See Note 6 – Supplemental Information, to the interim Consolidated Financial Statements, for additional information.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Guidance, to the interim Consolidated Financial Statements, for a description of recent accounting pronouncements.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2023 compared with the same period in 2022. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and nine months ended September 30, 2023 and 2022 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales	$878	$862	$7,837	$7,333
Segment operating EBITDA	$(138)	$(224)	$1,972	$1,585

Seed	Q3 2023 vs. Q3 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(45)	(21)%	9%	(29)%	(1)%	—%
EMEA	41	26%	29%	3%	(6)%	—%
Latin America	(3)	(1)%	12%	(17)%	4%	—%
Asia Pacific	23	22%	10%	18%	(6)%	—%
Total	$16	2%	14%	(12)%	—%	—%

Seed	Q3 2023 vs. Q3 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$18	4%	16%	(11)%	(1)%	—%
Soybeans	(16)	(8)%	9%	(21)%	4%	—%
Other oilseeds	18	15%	22%	(7)%	—%	—%
Other	(4)	(6)%	4%	(9)%	(1)%	—%
Total	$16	2%	14%	(12)%	—%	—%

Seed	Nine Months 2023 vs. Nine Months 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$555	12%	10%	3%	(1)%	—%
EMEA	(1)	—%	27%	(21)%	(11)%	5%
Latin America	(65)	(7)%	14%	(25)%	4%	—%
Asia Pacific	15	4%	12%	1%	(9)%	—%
Total	$504	7%	14%	(5)%	(3)%	1%

Seed	Nine Months 2023 vs. Nine Months 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$518	11%	15%	(2)%	(3)%	1%
Soybeans	28	2%	8%	(6)%	—%	—%
Other oilseeds	(10)	(2)%	23%	(22)%	(8)%	5%
Other	(32)	(8)%	9%	(16)%	(1)%	—%
Total	$504	7%	14%	(5)%	(3)%	1%

Seed
Seed net sales were $878 million in the third quarter of 2023, up 2 percent from $862 million in the third quarter of 2022. The sales increase was driven by a 14 percent increase in price, partially offset by a 12 percent decline in volume.

The increase in price was broad-based, driven by strong demand for top technology products, and strong operational execution across the portfolio. Lower volumes were driven by expected lower planted area and delayed farmer purchases in Brazil, and an earlier operational finish to the season in North America versus prior year.

Segment operating EBITDA was $(138) million in the third quarter of 2023, an improvement of 38 percent from $(224) million in the third quarter of 2022. Price execution, reduction of net royalty expense, and ongoing cost and productivity actions more than offset higher input and freight costs, lower volumes, and the unfavorable impact of currency.

Seed net sales were $7,837 million in the first nine months of 2023, up 7 percent from $7,333 million in the first nine months of 2022. The sales increase was driven by a 14 percent increase in price and 1 percent favorable portfolio and other impact, partially offset by a 5 percent decline in volume and a 3 percent unfavorable impact from currency.

The increase in price was driven by strong demand for top technology and operational execution globally, with global corn and soybean prices up 15% and 8%, respectively. Pricing actions more than offset currency impacts in EMEA. The decline in volume was driven by the 2022 decision to exit Russia, lower corn planted area in EMEA, and lower-than-expected corn planted area projected in Brazil, partially offset by increased corn acres in North America. Unfavorable currency impacts were led by the Turkish Lira and the Canadian Dollar.

Segment operating EBITDA was $1,972 million in the first nine months of 2023, up 24 percent from $1,585 million for the first nine months of 2022. Price execution, reduction of net royalty expense, and ongoing cost and productivity actions more than offset higher input and freight costs, lower volumes, and the unfavorable impact of currency. Segment operating EBITDA margin improved by more than 350 basis points versus the prior-year period.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales	$1,712	$1,915	$5,682	$6,297
Segment Operating EBITDA	$184	$352	$1,107	$1,352

Crop Protection	Q3 2023 vs. Q3 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(122)	(23)%	(6)%	(19)%	—%	2%
EMEA	(26)	(9)%	4%	(22)%	4%	5%
Latin America	(54)	(6)%	(7)%	(16)%	4%	13%
Asia Pacific	(1)	(1)%	3%	(2)%	(4)%	2%
Total	$(203)	(11)%	(4)%	(16)%	2%	7%

Crop Protection	Q3 2023 vs. Q3 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(228)	(22)%	(5)%	(19)%	2%	—%
Insecticides	53	15%	(1)%	14%	2%	—%
Fungicides	(195)	(46)%	(5)%	(43)%	2%	—%
Other	167	190%	2%	17%	5%	166%
Total	$(203)	(11)%	(4)%	(16)%	2%	7%

Crop Protection	Nine Months 2023 vs. Nine Months 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(284)	(13)%	3%	(16)%	(1)%	1%
EMEA	103	7%	14%	(3)%	(5)%	1%
Latin America	(315)	(17)%	(4)%	(27)%	2%	12%
Asia Pacific	(119)	(15)%	5%	(15)%	(5)%	—%
Total	$(615)	(10)%	4%	(16)%	(2)%	4%

Crop Protection	Nine Months 2023 vs. Nine Months 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(429)	(12)%	3%	(14)%	(1)%	—%
Insecticides	(119)	(9)%	5%	(11)%	(2)%	(1)%
Fungicides	(336)	(29)%	4%	(31)%	(2)%	—%
Other	269	71%	4%	(8)%	1%	74%
Total	$(615)	(10)%	4%	(16)%	(2)%	4%

Crop Protection
Crop protection net sales were $1,712 million in the third quarter of 2023, down 11 percent from $1,915 million in the third quarter of 2022. The sales decrease was driven by a 16 percent decrease in volume and a 4 percent decrease in price, partially offset by a 7 percent favorable portfolio and other impact and a 2 percent favorable impact from currency.

The decrease in volume was driven by strategic product exits, inventory destocking trends, timing of seasonal demand and delayed farmer purchases, impacting volumes across all regions. Pricing gains in EMEA and Asia Pacific were offset by price declines in North America and Latin America, driven by elevated competitive pressure. Favorable currency impacts were led by the Brazilian Real and the Euro. The portfolio impact was driven by the Biologicals acquisitions, which added approximately $145 million of net sales.

Segment Operating EBITDA was $184 million in the third quarter of 2023, down 48 percent from $352 million in the third quarter of 2022. Volume and pricing declines and higher input costs more than offset productivity actions. Segment operating EBITDA margin declined by approximately 760 basis points versus the prior-year period.

Crop protection net sales were $5,682 million in the first nine months of 2023, down 10 percent from $6,297 million for the first nine months of 2022. The sales decrease was driven by a 16 percent decrease in volume and a 2 percent unfavorable impact from currency, partially offset by a 4 percent increase in price and a 4 percent favorable portfolio and other impact.

The decrease in volume was driven by strategic product exits, inventory destocking trends and delayed farmer purchases. The increase in price was broad-based, with gains in most regions led by EMEA and North America, and mostly reflected pricing for the value of our differentiated technology, including new products, and currency in EMEA. Unfavorable currency impacts were led by the Turkish Lira and Chinese Renminbi. The portfolio impact was driven by the Biologicals acquisitions, which added approximately $280 million of net sales.

Segment Operating EBITDA was $1,107 million in the first nine months of 2023, down 18 percent from $1,352 million for the first nine months of 2022. Pricing execution and productivity actions were more than offset by lower volumes, higher input costs, and the unfavorable impact of currency. Segment operating EBITDA margin decreased approximately 200 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes (GAAP)	$(315)	$(322)	$1,172	$1,257
Provision for (benefit from) income taxes on continuing operations	(129)	(74)	244	372
Income (loss) from continuing operations before income taxes (GAAP)	(444)	(396)	1,416	1,629
Depreciation and amortization	306	310	899	919
Interest income	(59)	(36)	(153)	(75)
Interest expense	58	18	171	43
Exchange (gains) losses	102	13	242	96
Non-operating (benefits) costs	28	(9)	115	(134)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(44)	(6)	34	(3)
Significant items (benefit) charge	71	202	271	379
Operating EBITDA (Non-GAAP)	$18	$96	$2,995	$2,854

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Restructuring and asset related charges - net	$(2)	$(152)	$(95)	$(300)
Estimated settlement expense[1]	(66)	(40)	(156)	(57)
Inventory write-offs[2]	—	(32)	(7)	(33)
Gain (loss) on sale of business, assets and equity investments[2]	4	15	7	10
Settlement costs associated with the Russia Exit[2]	—	(2)	—	(8)
Seed sale associated with Russia exit[2,3]	—	—	18	—
Acquisition-related costs[4]	(7)	—	(41)	—
Employee Retention Credit	—	9	3	9
Total pretax significant items benefit (charge)	(71)	(202)	(271)	(379)
Total tax (provision) benefit impact of significant items[5]	14	37	56	71
Tax only significant item benefit (charge)[6]	—	55	29	55
Total significant items benefit (charge), after tax	$(57)	$(110)	$(186)	$(253)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
3.Includes a benefit (charge) of $18 million for the nine months ended September 30, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million of net sales and $53 million of cost of goods sold for the nine months ended September 30, 2023.
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
6.The tax only significant item benefit for the nine months ended September 30, 2023 reflects the impact of changes to deferred taxes associated with a tax currency change for a legal entity and an adjustment due to a change in estimate related to a worthless stock deduction in the U.S. The tax only significant item benefit for the three and nine months ended September 30, 2022 reflects the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to Corteva (GAAP)	$(318)	$(325)	$1,162	$1,248
Less: Non-operating benefits (costs), after tax	(16)	4	(84)	96
Less: Amortization of intangibles (existing as of Separation), after tax	(118)	(137)	(354)	(414)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	34	4	(25)	2
Less: Significant items benefit (charge), after tax	(57)	(110)	(186)	(253)
Operating Earnings (Loss) (Non-GAAP)	$(161)	$(86)	$1,811	$1,817

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) per share of common stock from continuing operations - diluted (GAAP)	$(0.45)	$(0.45)	$1.63	$1.72
Less: Non-operating benefits (costs), after tax	(0.02)	—	(0.12)	0.13
Less: Amortization of intangibles (existing as of Separation), after tax	(0.17)	(0.19)	(0.50)	(0.57)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	0.05	0.01	(0.03)	0.01
Less: Significant items benefit (charge), after tax	(0.08)	(0.15)	(0.26)	(0.35)
Operating Earnings (Loss) Per Share (Non-GAAP)	(0.23)	$(0.12)	$2.54	$2.50
Diluted Shares Outstanding (in millions)	708.4	718.7	713.6	726.4

Liquidity and Capital Resources

Information related to the company's liquidity and capital resources can be found in the company’s 2022 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2023.

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Cash, cash equivalents and marketable securities	$2,362	$3,315	$2,318
Total debt	$5,899	$1,307	$2,853

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

The company had access to approximately $6.0 billion at September 30, 2023, December 31, 2022, and September 30, 2022, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. In addition to the unused credit facilities, the company has a $500 million 2023 Repurchase Facility (as defined below). These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In September 2023 and in accordance with the Nationwide Water District Settlement, the settling companies established a settlement fund (the “Water District Settlement Fund”) and contributed $1.185 billion, with Chemours contributing 50 percent, and DuPont and Corteva collectively contributing the remaining 50 percent pursuant to the terms of the Letter Agreement. The settling companies utilized the balance in the MOU Escrow Account, along with amounts previously expected to be contributed to the MOU Escrow Account in 2023, among other sources, to make their respective contributions to the Water District Settlement Fund. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

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

The company's cash, cash equivalents and marketable securities at September 30, 2023, December 31, 2022, and September 30, 2022 are $2.4 billion, $3.3 billion, and $2.3 billion, respectively, of which $2.0 billion, $2.0 billion, and $2.2 billion at September 30, 2023, December 31, 2022, and September 30, 2022, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At September 30, 2023, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities was $(2,604) million for the nine months ended September 30, 2023 compared to $(2,146) million for the nine months ended September 30, 2022. The change in cash used for operating activities was driven by changes in working capital. Lower accounts payable was driven by higher payments to third-party growers and higher seed production costs and the timing of payments to lenders for providing financing to select customers. Higher usage of deferred revenue was due to higher prepayments from customers as of the end of 2022 being applied against year-to-date 2023 sales. Partially offsetting these uses of cash were favorable changes in receivables due to lower crop protection sales and higher collections as well as favorable changes in inventories due to higher seed sales and lower crop protection purchases.

Cash provided by (used for) investing activities was $(1,773) million for the nine months ended September 30, 2023 compared to $(439) million for the nine months ended September 30, 2022. The change was primarily due to the acquisitions of Stoller and Symborg and lower proceeds from sales and maturities of investments, partially offset by lower purchases of investments, lower capital expenditures and the proceeds from the settlement of the net investment hedge in the first quarter of 2023.

Cash provided by (used for) financing activities was $3,603 million for the nine months ended September 30, 2023 compared to $663 million for the nine months ended September 30, 2022. The change was primarily due to higher short-term borrowings to fund working capital needs, capital spending, dividend payments, share repurchases, and to partially fund the Stoller and Symborg acquisitions and the May 2023 Debt Offering. The change was also driven by lower share repurchases.

In January 2023, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on March 15, 2023, to the shareholders of record on March 1, 2023. In April 2023, the company's Board of Directors authorized a common stock dividend of $0.15 per share, payable on June 15, 2023, to the shareholders of record on June 1, 2023. In July 2023, the company's Board of Directors authorized a common stock dividend of $0.16 per share, which reflects an approved increase of 6.7 percent, payable on September 15, 2023, to the shareholders of record on September 1, 2023. In November 2023, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on December 15, 2023, to shareholders of record on December 1, 2023.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,913,000 and 6,330,000 shares in the open market for a cost (excluding excise taxes) of $250 million and $330 million during the three and nine months ended September 30, 2023, respectively.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). In connection with the 2021 Share Buyback Plan, the company repurchased and retired 4,098,000 shares in the open market for a cost (excluding excise taxes) of $250 million during the nine months ended September 30, 2023 and 3,414,000 shares and 14,284,000 shares in the open market for a total cost of $200 million and $800 million during the three and nine months ended September 30, 2022, respectively. Repurchases under the 2021 Share Buyback Plan were completed during the first quarter of 2023.

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

Cash provided by (used for) operating activities
EIDP’s cash provided by (used for) operating activities was $(2,615) million and $(2,152) million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily driven by higher interest on related party debt and the items noted on page 57, under the header, “Summary of Cash Flows.”

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $3,614 million for the nine months ended September 30, 2023 compared to $669 million for the nine months ended September 30, 2022. The change was primarily driven by by higher borrowings partially offset by higher payments on debt.

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

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2022 can be found on page 57 of the company's 2022 Annual Report. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2022 Annual Report, except for the $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”) issued in the second quarter of 2023. See Note 12 – Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements, for further discussion of the company’s debt offering.

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

As of September 30, 2023, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2023, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Lorsban® Lawsuits
As of September 30, 2023, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Inari Dispute
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture. N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies.

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

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. In March 2023, Bayer’s motion to dismiss the complaint was denied. Mediations to resolve each of the above disputes remain ongoing.

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

In addition to the matters set forth in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2023:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
July 2023	—	$—	—	$1,920
August 2023	2,880,522	50.51	2,880,522	1,774
September 2023	2,032,601	51.42	2,032,601	1,670
Total	4,913,123	$50.88	4,913,123	$1,670
1.    On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.
10.1	Supplemental Agreement to the Memorandum of Understanding between The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company And DuPont de Nemours, Inc., dated September 5, 2023.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	November 9, 2023

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	November 9, 2023

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales	$2,590	$2,777	$13,519	$13,630
Cost of goods sold	1,646	1,879	7,554	7,926
Research and development expense	335	312	980	876
Selling, general and administrative expenses	670	657	2,441	2,409
Amortization of intangibles	174	178	508	536
Restructuring and asset related charges - net	2	152	95	300
Other income (expense) - net	(149)	23	(354)	89
Interest expense	60	32	193	76
Income (loss) from continuing operations before income taxes	(446)	(410)	1,394	1,596
Provision for (benefit from) income taxes on continuing operations	(129)	(77)	239	364
Income (loss) from continuing operations after income taxes	(317)	(333)	1,155	1,232
Income (loss) from discontinued operations after income taxes	(3)	(6)	(174)	(46)
Net income (loss)	(320)	(339)	981	1,186
Net income (loss) attributable to noncontrolling interests	—	—	2	1
Net income (loss) attributable to EIDP, Inc.	$(320)	$(339)	$979	$1,185

See Notes to the Interim Consolidated Financial Statements beginning on page 72.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$(320)	$(339)	$981	$1,186
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(323)	(533)	(41)	(868)
Adjustments to pension benefit plans	3	113	6	128
Adjustments to other benefit plans	(2)	1	(6)	4
Derivative instruments	(2)	50	(154)	42
Total other comprehensive income (loss)	(324)	(369)	(195)	(694)
Comprehensive income (loss)	(644)	(708)	786	492
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	—	2	1
Comprehensive income (loss) attributable to EIDP, Inc.	$(644)	$(708)	$784	$491

See Notes to the Interim Consolidated Financial Statements beginning on page 72.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2023	December 31, 2022	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$2,254	$3,190	$2,199
Marketable securities	108	124	119
Accounts and notes receivable - net	6,581	5,701	6,273
Inventories	6,320	6,812	5,415
Other current assets	1,070	968	1,039
Total current assets	16,333	16,795	15,045
Investment in nonconsolidated affiliates	106	102	91
Property, plant and equipment	8,892	8,551	8,444
Less: Accumulated depreciation	4,572	4,297	4,259
Net property, plant and equipment	4,320	4,254	4,185
Goodwill	10,441	9,962	9,791
Other intangible assets	9,795	9,339	9,461
Deferred income taxes	554	479	407
Other assets	1,778	1,687	1,671
Total Assets	$43,327	$42,618	$40,651
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,609	$24	$1,576
Short-term borrowings - related party	115	—	—
Accounts payable	3,678	4,895	4,140
Income taxes payable	236	183	227
Deferred revenue	552	3,388	860
Accrued and other current liabilities	2,284	2,258	2,134
Total current liabilities	10,474	10,748	8,937
Long-term debt	2,290	1,283	1,277
Long-term debt - related party	—	789	1,066
Other noncurrent liabilities
Deferred income tax liabilities	1,070	1,119	1,123
Pension and other post employment benefits - noncurrent	2,228	2,255	2,628
Other noncurrent obligations	1,707	1,675	1,621
Total noncurrent liabilities	7,295	7,121	7,715
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2023, December 31, 2022, and September 30, 2022:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at September 30, 2023, December 31, 2022, and September 30, 2022	—	—	—
Additional paid-in capital	24,323	24,284	24,252
Retained earnings	3,995	3,031	3,098
Accumulated other comprehensive income (loss)	(3,001)	(2,806)	(3,592)
Total EIDP, Inc. stockholders’ equity	25,556	24,748	23,997
Noncontrolling interests	2	1	2
Total equity	25,558	24,749	23,999
Total Liabilities and Equity	$43,327	$42,618	$40,651

See Notes to the Interim Consolidated Financial Statements beginning on page 72.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating activities
Net income (loss)	$981	$1,186
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	899	919
Provision for (benefit from) deferred income tax	(308)	(149)
Net periodic pension and OPEB (credits) costs	105	(155)
Pension and OPEB contributions	(123)	(147)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(12)	(17)
Restructuring and asset related charges - net	95	300
Other net loss	342	181
Changes in assets and liabilities, net
Accounts and notes receivable	(782)	(1,814)
Inventories	492	(466)
Accounts payable	(1,215)	202
Deferred revenue	(2,840)	(2,311)
Other assets and liabilities	(249)	119
Cash provided by (used for) operating activities	(2,615)	(2,152)
Investing activities
Capital expenditures	(412)	(460)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	42	46
Acquisitions of businesses - net of cash acquired	(1,456)	—
Investments in and loans to nonconsolidated affiliates	(31)	(9)
Purchases of investments	(83)	(314)
Proceeds from sales and maturities of investments	127	274
Proceeds from settlement of net investment hedge	42	—
Other investing activities, net	(2)	24
Cash provided by (used for) investing activities	(1,773)	(439)
Financing activities
Net change in borrowings (less than 90 days)	2,419	777
Proceeds from related party debt	29	19
Payments on related party debt	(924)	(1,116)
Proceeds from debt	3,427	1,335
Payments on debt	(1,314)	(355)
Proceeds from exercise of stock options	28	66
Other financing activities, net	(51)	(57)
Cash provided by (used for) financing activities	3,614	669
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(68)	(295)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(842)	(2,217)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period	$2,776	$2,619

See Notes to the Interim Consolidated Financial Statements beginning on page 72.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				559		1	560
Other comprehensive income (loss)					77		77
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			40				40
Share-based compensation			(31)				(31)
Other - net			(3)	(1)			(4)
Balance at March 31, 2022	$239	$—	$24,202	$2,478	$(2,821)	$1	$24,099
Net income (loss)				965			965
Other comprehensive income (loss)					(402)		(402)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			22				22
Share-based compensation			13	(1)			12
Other - net			(2)				(2)
Balance at June 30, 2022	$239	$—	$24,235	$3,439	$(3,223)	$1	$24,691
Net income (loss)				(339)			(339)
Other comprehensive loss					(369)		(369)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			4				4
Share-based compensation			16	(1)			15
Other - net			(3)	1		1	(1)
Balance at September 30, 2022	$239	$—	$24,252	$3,098	$(3,592)	$2	$23,999

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2023
Balance at January 1, 2023	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				588		1	589
Other comprehensive Income (loss)					67		67
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			7				7
Share-based compensation			(14)				(14)
Other - net			(2)	(2)			(4)
Balance at March 31, 2023	$239	$—	$24,275	$3,614	$(2,739)	$2	$25,391
Net income (loss)				711		1	712
Other comprehensive income (loss)					62		62
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			19				19
Share-based compensation			14	(1)			13
Other - net			(2)	(1)		(1)	(4)
Balance at June 30, 2023	$239	$—	$24,306	$4,321	$(2,677)	$2	$26,191
Net income (loss)				(320)			(320)
Other comprehensive income					(324)		(324)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva Stock			2				2
Share-based compensation			16	(1)			15
Other - net			(1)	(2)			(3)
Balance at September 30, 2023	$239	$—	$24,323	$3,995	$(3,001)	$2	$25,558

See Notes to the Interim Consolidated Financial Statements beginning on page 72.

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
•Capital Structure - At September 30, 2023, Corteva, Inc.'s capital structure consists of 704,880,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Business Combinations - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP interim Consolidated Financial Statements, below
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Goodwill and Other Intangible Assets - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP has a related party loan payable to Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 34 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 39 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, below
•Note 19 - Subsequent Events - refer to page 42 of the Corteva, Inc. interim Consolidated Financial Statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. As of September 30, 2023, December 31, 2022, and September 30, 2022, the outstanding related party loan balance was $115 million, $789 million, and $1,066 million, respectively (which approximates fair value), with interest rates of 7.00%, 6.52%, and 4.12%, respectively. The balance at September 30, 2023 was reflected as short-term borrowings – related party and the balance at December 31, 2022 and September 30, 2022 was reflected as long-term debt - related party in EIDP's interim Consolidated Balance Sheets. Additionally, EIDP has incurred tax deductible interest expense of $2 million and $22 million for the three and nine months ended September 30, 2023, respectively, and $14 million and $33 million for the three and nine months ended September 30, 2022, respectively, associated with the related party loan from Corteva, Inc.

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. As of September 30, 2023, EIDP had receivables from Corteva, Inc. of $217 million included in other assets in the interim Consolidated Balance Sheets related to this agreement.

As of September 30, 2023, December 31, 2022, and September 30, 2022, EIDP had payables to Corteva, Inc., of $38 million, $31 million and $24 million included in accrued and other current liabilities, respectively, and $108 million, $115 million, and $122 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 25 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page 17 of the Corteva, Inc. Interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate for the three and nine months ended September 30, 2023 was 28.9 percent and 17.1 percent, respectively, and 18.8 percent and 22.8 percent for the three and nine months ended September 30, 2022, respectively.

EIDP's effective tax rates for the three and nine months ended September 30, 2023 and 2022 were driven by net tax benefits recognized for income taxes on continuing operations associated with the interest expense incurred on the related party loan between EIDP and Corteva, Inc. and the net tax benefits discussed on page 17 of the Corteva, Inc. Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from continuing operations after income taxes	$(317)	$(333)	$1,155	$1,232
Provision for (benefit from) income taxes on continuing operations	(129)	(77)	239	364
Income (loss) from continuing operations before income taxes	(446)	(410)	1,394	1,596
Depreciation and amortization	306	310	899	919
Interest income	(59)	(36)	(153)	(75)
Interest expense	60	32	193	76
Exchange (gains) losses	102	13	242	96
Non-operating (benefits) costs	28	(9)	115	(134)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(44)	(6)	34	(3)
Significant items (benefit) charge	71	202	271	379
Corporate expenses	28	32	84	83
Segment operating EBITDA	$46	$128	$3,079	$2,937