Form 10-K
period 2023-12-31
Corteva, Inc.; EIDP, Inc.
filed 2024-02-08
CIK 1755672, 30554

2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
___________________________________________________________________________

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Corteva, Inc.	☐
EIDP, Inc.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Corteva, Inc.	☐
EIDP, Inc.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Corteva, Inc.	Yes	☐	No	☒
EIDP, Inc.	Yes	☐	No	☒

The aggregate market value of voting stock of Corteva, Inc. held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2023 was $40.6 billion.

As of February 1, 2024, 701,783,000 shares of Corteva, Inc's common stock, $0.01 par value, were outstanding.

As of February 1, 2024, all of EIDP, Inc.’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

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

The primary differences between Corteva and EIDP's financial statements relate to EIDP's Preferred Stock - $4.50 Series and EIDP's Preferred Stock - $3.50 Series, a related party loan between EIDP and Corteva, Inc. and the associated tax deductible interest expense for EIDP, a Master In-House Banking Agreement between EIDP and Corteva, Inc., including certain consolidated subsidiaries, and the capital structure of Corteva. Inc. (See EIDP's Note 1 - Basis of Presentation to EIDP's Consolidated Financial Statements, for additional information for above items). The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Annual Report on Form 10-K and begin on page F-74. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

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

Background
Corteva is a leading global provider of seed and crop protection solutions focused on the agriculture industry and contributing to a healthier, more secure and sustainable food supply. Corteva was incorporated in Delaware in March 2018 and maintains its business headquarters in Indianapolis, Indiana. With one of the broadest and most productive new product pipelines in the agriculture industry, Corteva is focused on progressing science-based innovations, which aim to deliver a wide range of improved agriculture products and services to its customers. The company leverages its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. New products are crucial to solving farmers’ productivity challenges amid a growing global population while addressing natural resistance, regulatory changes, safety requirements and competitive dynamics. The company’s investment in technology-based and solution-based product offerings allows it to meet farmers’ evolving needs while ensuring that its investments generate sufficient returns. Meanwhile, through Corteva’s unique routes to market, the company continues to work face-to-face with farmers around the world to understand their needs.

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 125 countries. See Note 22 - Geographic Information, to the Consolidated Financial Statements for details on the location of the company's sales and property.

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

Separation Agreements
In connection with the Distributions, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations and Distributions. The Parties entered into the following agreements:
•Separation and Distribution Agreement - Effective April 1, 2019, the Parties entered into an agreement that sets forth, among other things, the principal transactions necessary to effect the Distributions, as well as the agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Corteva Separation Agreement").
•Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019, as amended on June 1, 2019, that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
•Employee Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019, that identifies employees and employee-related liabilities (and attributable assets) allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions.
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

Business Segments
The company’s operations are managed through two reportable segments: seed and crop protection. The seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The crop protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. The combination of these leading platforms creates one of the broadest portfolios of agriculture solutions in the industry. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 40 of this report and Note 23 - Segment Information, to the Consolidated Financial Statements.

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

A summary of the seed segment’s net sales by major product line and geographic region (based on customer location) are as follows:
Products and Brands
The seed segment’s major brands and technologies, by key product line, are listed below:

Seed Solutions Brands
Pioneer® seeds; Brevant® seeds; Dairyland Seed®; Hoegemeyer® hybrids; Nutech® seed; Seed Consultants®; AgVenture® brand; Cordius®, Licensing Division of Corteva Agriscience, DUO® hybrid corn, NEXSEM® corn, NordTM semillas; PhytoGen® cotton; Pannar™ brand corn

Seed Solutions Traits and Technologies
ENLIST™ corn; ENLIST E3™ soybeans; ENLIST™ cotton; Enlist™ weed control system; EXZACT® Precision Technology; Herculex™ Insect Protection; Herculex™ XTRA Insect Protection; Leptra® insect protection technology offering protection against above ground pests; PowerCore® corn, PowerCore® Ultra corn, PowerCore® Enlist™ corn, PowerCore® Ultra Enlist™ corn, POWERCORE® trait technology family of products; Optimum® AcreMax® family of products offering above and below ground insect protection; REFUGE ADVANCED® trait technology; SMARTSTAX® trait technology; NEXERA® canola trait; Omega-9 Oils; Pioneer® brand Optimum® AQUAmax® products; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; ExpressSun™ herbicide tolerant trait; Pioneer Protector® products for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; Qrome® corn; Clearfield® canola; PROPOUND™ advanced canola meal; Vorceed™ Enlist™ products; Conkesta®; Conkesta E3® soybeans; WideStrike™ Insect Protection; WideStrike™ 3 Insect Protection; Inzen® trait; BOLT® technology; STS® herbicide tolerant trait; MAXIMUS® canola hybrids; CottonBest® program; Brevant™ Protector products; Optimum® GLY herbicide tolerance trait Optimum® AcreMax® insect protection; Optimum® AcreMax® Leptra® insect protection; Optimum® AcreMax® Xtra insect protection; Optimum® AcreMax® XTreme insect protection; Bovalta® BMR products; Optimum® Intrasect® insect protection; Optimum® Leptra® insect protection

Other	LumiGEN™ seed treatments; Lumisena™; Lumiverd™; Lumiscend™; Lumiscend™ Pro; Lumisure®; Lumiflex™; Lumiante™; LumiTreo™; Dermacor™ X-100; Vertisan® ST; Lumiderm®; Lumivia™ CPL; Lumivia™ and Lumialza®

Part I
ITEM 1.  BUSINESS, continued

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, in 2019 the company began accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands. During the five year ramp-up period, the company began to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 55 for additional information.

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

The seed segment's research and development ("R&D") and supply chain groups work seamlessly to select and maintain product characteristics that enhance the quality of its seed products and solutions. Corteva focuses on customer-driven innovation to deliver superior germplasm and trait technologies. With its large sets of digitized data and its seed field management solution, the company can manage its field operations efficiently and draw insights from data quickly and effectively. This allows the company’s supply chain to react quickly to changing customer needs and provides R&D with tremendous amounts of data to analyze and incorporate into resource allocation decisions. The company continues to invest in and build capabilities that drive value via data digitization and analytics that enable it to create an even more responsive and efficient answer to customer needs.

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment's crop protection solutions and digital solutions provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The company is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals.

Part I
ITEM 1.  BUSINESS, continued

A summary of the crop protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:

2023 Net Sales by Geographic Region

Asia Pacific
North America
Latin America
EMEA

Products and Brands
The crop protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management	CLOSER™; DELEGATE®; INTREPID®; ISOCLAST™; EXALT™; PEXALON™; TRANSFORM™; VYDATE®; OPTIMUM®; Reklemel™; SALIBRO™; PYRAXALT™; QALCOVA™; JEMVELVA™; RADIANT™; SENTRICON®; ENTRUST® SC; GF-120™; and TRACER™
Disease Management
APROACH PRIMA®; VESSARYA®; APROACH®; APROACH POWER®; VIOVAN®; TALENDO™; VERBEN®, EQUATION PRO®; EQUATION CONTACT®; ZORVEC™; INATREQ™; CURZATE™; TANOS®, BIMTM MAX; BEAMTM; FONTELIS™; ACANTO™; GALILEO®; VERPIXOTM; and ZETIGOTM PRM

Weed Control
ARIGO®; ARYLEX®; ENLIST™ weed control system; ENLIST ONE™; BROADWAY™; RINSKOR™; MUSTANG®; GALLANT™; VERDICT®; KERB®; PIXXARO®; QUELEX™; KORVETTO®; REXADE™; GALLERY®; SNAPSHOT®; GRANITE®; PINDAR® GT; VIPER®; BELKAR®; WIDEMATCH®; PERFECTMATCH®; CLINCHER™; GARLON™; TORDON™; REMEDY™; PASTAR™; SONIC®; TEXARO®; KEYSTONE®; PACTO®; LIGATE®; DIMENSION®; TOPSHOT™; RICER®; LOYANT™; ROYANT™; JAGUAR™; AGIXATM, NOVIXID®, NOVLECT™; REALM® Q; LONTREL®; GRAZON®; PAXEO®; RESICORE®; SPIDER®; STARANETM; and SURESTART®

Nitrogen Management	INSTINCT®; N-SERVE® Nitrogen Stabilizer
Other	LANDVisor™

Key Raw Materials
The key raw materials and supplies for crop protection include chlorinated pyridines derivatives, specialty intermediates and technical grade active ingredients, chlorine, and seed treatments. Typically, the company purchases major raw materials through long-term contracts with multiple suppliers, which sometimes require minimum purchase commitments. Certain important raw materials are supplied by a few major suppliers. The company expects the markets for its raw materials to remain balanced. The company relies on contract manufacturers, both domestically and internationally, to produce certain inputs or key components for its product formulations. These inputs are sourced globally and the company generally formulates its products close to its end customers. Shifts in customer demand, reduced local availability of raw materials, and/or production capacity constraints may, at times, necessitate sourcing from an alternative geography. The company strives to maintain multiple high-quality supply sources for each input.

Part I
ITEM 1.  BUSINESS, continued

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

Human Capital Management
Corteva aims to attract the best employees, to retain those employees through offering career development and training opportunities while also prioritizing their safety and wellness in an inclusive and productive work environment. The company’s strong employee base of approximately 22,500 employees, along with its commitment to Corteva’s core values, is a key element to the success of its business.

Workforce Composition. As of December 31, 2023, the company globally employs approximately 22,500 employees. In order to address regional specific customer needs within its global business, the company has a geographically diverse employee base with 46%, 22%, 19%, and 13% located in North America, Latin America, EMEA, and Asia-Pacific regions, respectively.

Approximately 2% of the workforce is unionized in the United States and another 12% participate in work councils and collective bargaining arrangements outside the United States. In 2023, the company did not experience any work stoppages due to strike or lockouts.

Safety. Living safely is one of the company’s core values by which the company manages its business. The company has implemented safety programs and management practices to promote a culture of safety to protect its employees, as well as the environment. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees.

Inclusion. The company has a robust inclusion, diversity, and equity (“ID&E”) vision and strategy, based upon the belief that embracing diversity and inclusion benefits the company by creating a workforce with a greater variety of skills and perspectives as a result of their differentiated backgrounds and experiences. Specific ID&E initiatives are identified and tracked to create a culture of belonging that is designed to create an environment where the best talent is attracted, retained, and engaged. Management is expected to support specific inclusion initiatives for their respective geographies and business, as applicable, in order to build a more inclusive working environment for the benefit of all employees. Critical to creating this environment are company-sponsored employee business resource groups (“BRGs”) that support and promote certain mutual objectives of both the employee and the company, including community engagement and the professional development of employees. The BRGs are open to all employees and provide a space where employees can foster connections within a supportive environment. The company maintains nine global BRGs, each led by a member of the company’s senior leadership: Disability Awareness Network; Global African Heritage Alliance; Global Indigenous Peoples Alliance; Growing Asian Impact Network; Latin Network; Pride (LGBTQ+); Professional Learning Acceleration Network; Veteran’s Network; and Women’s Inclusion Network.

The company monitors its recruitment and talent development processes, in order to prevent and detect inequities and potentially discriminatory practices that could negatively impact the creation of an inclusive culture and the retention of key talent for our leadership pipeline. The company reviews its ID&E efforts through periodic engagement surveys and other measures. The results of the company’s efforts, along with its ID&E strategy, are reviewed periodically with the company’s management, and through annual reviews of the company’s leadership pipelines and ID&E programs with the People and Compensation Committee of the Board of Directors.

Part I
ITEM 1.  BUSINESS, continued

Experienced Management. The company believes its management team has the experience necessary to effectively execute its strategy and advance its product pipelines and technology. The company's chief executive officer and business presidents have an average of approximately 25 years of agriculture experience and are supported by an experienced and talented management team who is dedicated to maintaining and expanding its position as a global force in the agriculture industry.

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

Patents & Trademarks.  Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2023, the company owned about 5,900 U.S. patents and about 11,500 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2023:

	Approximate U.S.	Approximate Other Countries
Within 5 years	1,000	2,000
6 to 10 years	2,000	3,600
11 to 15 years	1,900	5,500
16 to 20 years	1,000	400
Total	5,900	11,500

In addition to its owned patents, the company owns over 4,400 patent applications.

The company also owns or has licensed a substantial number of trade names, trademarks and trademark registrations in the United States and other countries, including approximately 12,200 registrations and 1,000 pending trademark applications in a number of jurisdictions.

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

Part I
ITEM 1.  BUSINESS, continued

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 27; (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 58-60; and (3) Note 2 - Summary of Significant Accounting Policies, and Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

The regulatory approval processes and procedures globally are becoming increasingly more complex, which has resulted in additional testing needs, longer approval timelines that are difficult to predict, and higher development and maintenance costs. We continue to invest on an ongoing basis to keep dossiers current, respond to regulators and meet evolving regulatory standards required by global regulatory frameworks. Failure to comply with these regulations or future regulatory bans and requirements related to our products and their use may materially impact our financial performance. The increase in timelines for regulatory approvals may result in the company not achieving its sustainability targets, or its anticipated returns on research and development investments.

Regulation of Genetically Modified Organisms (“GMOs”) and Gene Editing
Genetically modified seed products are subject to regulatory approval processes and procedures. For example, in the United States, the Coordinated Framework for Regulation of Biotechnology governs genetically modified or gene edited organisms, using existing U.S. legislation and legal authorities on food, feed and environmental safety. Plant GMOs are regulated by the U.S. Department of Agriculture’s (the “USDA”) Animal and Plant Health Inspection Service (the “APHIS”) under the Plant Protection Act. The APHIS assesses the trait to ensure that the trait will not pose a plant pest and is not a noxious weed. GMOs in food are regulated by the Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”). The FDA ensures that the food is safe for food and feed. Pesticides and microorganisms containing GMOs are regulated by the Environmental Protection Agency (the “EPA”) pursuant to the Federal Insecticide, Fungicide and Rodenticide Act (the “FIFRA”) and the Toxic Substances Control Act. The EPA assesses the trait or the stack containing the traits to ensure that there is no unreasonable adverse effect to the environment.

Other countries also have rigorous approval processes, procedures, and scientific testing requirements for the cultivation or import of genetically modified seed products and gene editing technology. In the United States and other countries that have functioning regulatory systems, a rigorous scientific review is conducted by these agencies to demonstrate that genetically modified and gene edited products are as safe as traditionally bred, non-biotech/GMO counterparts for food, feed and the environment. Various countries in EMEA, Latin America, and Asia Pacific have banned GMOs entirely.

Regulation of Crop Protection Products
Globally, manufacturers of crop protection products, including herbicides, fungicides and insecticides are required to submit an application/dossier and obtain government regulatory approval prior to selling products in a particular country. In the United States, the EPA is responsible for registering and overseeing the approval and marketing of pesticides, pursuant to the FIFRA, the FFDCA and the Food Quality Protection Act. Also, the USDA and the FDA monitor levels of pesticide residue that is allowed on or in crops. Already registered pesticides are required to be re-registered every 15 years to ensure that those products continue to meet the rigorous safety standards set by the regulators. The EPA reevaluates pesticide tolerances at least every 10 years, taking into account ecological and human health risks, in addition to cumulative risks as a result of multiple routes and sources of exposure.

Beginning in January 2022, before registering any new conventional pesticide active ingredient, the EPA evaluates the potential effects on listed species and their designated critical habitats under the Endangered Species Act (the “ESA”). The EPA also has initiated such evaluations for certain other active ingredients in response to existing or threatened litigation. Where the EPA determines that a pesticide in the registration and re-evaluation processes “may affect” a listed species, the EPA must consult with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service. As part of its approval, registration, and reevaluation processes, the EPA may impose certain use restrictions on crop protection products under the ESA. Under the

Part I
ITEM 1.  BUSINESS, continued

citizen suit provisions, the ESA also includes citizen suit provisions that allow the public to bring suit in court against federal agencies when they believe a listed species is not being adequately protected by the EPA. FIFRA contains similar provisions that allow the public to challenge an EPA’s registration decision. These lawsuits may subject products to additional use limitations and labeling requirements and further studies, as well as result in registrations being revoked, in whole or in part.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Speed in discovering, developing, protecting and responding to new technologies, including artificial intelligence and new technology-based distribution channels that accelerate Corteva’s product development timelines and could facilitate its ability to engage with customers and end users, and bringing related products to market is a significant competitive advantage. Commercial success frequently depends on being the first company to the market, and many of Corteva’s competitors are also making considerable investments in similar new biotechnology products, improved germplasm products, biological and chemical products and agronomic recommendation products.

The degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products and technologies can affect Corteva’s sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.

Concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products in general, and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These include concerns and claims that increased use of crop protection products, drift, inversion, volatilization and the use of biotechnology traits meant to reduce the resistance of weeds or pests to control by crop protection products, could increase or accelerate such resistance and otherwise negatively impact health and the environment. These and other concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, litigation, continued pressure for and adoption of more stringent regulatory intervention, termination of raw material supply agreements and legal claims. These and other concerns could also influence public perceptions, the viability or continued sales of certain of Corteva’s products, Corteva’s reputation and the cost to comply with regulations. As a result, such concerns could have a material adverse effect on Corteva’s business, results of operations, financial condition and cash flows.

Changes in agricultural and related policies of governments and international organizations may prove unfavorable.

In many markets there are various pressures to reduce government subsidies to farmers, which may inhibit the growth in these markets of products used in agriculture. In addition, government programs that create incentives for farmers, including those established by the U.S. Farm Bill, may be modified or discontinued. However, it is difficult to predict accurately whether, and if so when, such changes will occur. Corteva expects that the policies of governments and international organizations will continue to affect the planting choices made by growers as well as the income available to growers to purchase products used in agriculture and, accordingly, the operating results of the agriculture industry.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Corteva services customers in part through the Pioneer direct sales channel in key agricultural geographies, including the United States. In addition, Corteva supplements this approach with strong retail channels, including distributors, agricultural cooperatives and dealers, and with digital and data solutions that assist farmer decision-making with a view to optimize their product selection and maximize their yield and profitability. While Corteva expects its indirect channels will extend its reach and increase exposure of its products to other potential customers, including smaller farmers or farmers in less concentrated areas, there can be no assurance that Corteva will be successful in this regard. If a competitor were to successfully establish an intermediary platform for distribution of Corteva’s products, it may disrupt Corteva’s distribution model and inhibit Corteva’s ability to provide a complete go-to-market strategy covering the direct, dealer and retail channels. In such a circumstance, Corteva’s sales may be adversely affected.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While we have concluded our business activities in Russia, we have experienced shortages in materials, the inability to insure shipments, and increased costs for transportation, energy, and raw material and other inputs due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains. Such geopolitical instability and uncertainty has negatively impacted our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Logistics restrictions, including closures of air space and shipping ports, the reduction of the availability of farmable land, and the destruction of facilities could further increase these adverse impacts and negatively impact demand for our products in the region.

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

Corteva expects to continue to incur environmental operating costs since it will operate global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. These rules are subject to change by the implementing governmental agency, which Corteva monitors closely. Corteva’s environmental policy requires that its operations fully meet or exceed legal and regulatory requirements. In addition, Corteva expects to continue certain voluntary programs, and could consider additional voluntary actions, to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and Corteva expects these costs will continue to be significant for the foreseeable future. Over the long-term, such expenditures are subject to considerable uncertainty and could fluctuate significantly.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

The company, pursuant to the respective Separation Agreements, is entitled to cost sharing and indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2023, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $104 million within accounts and notes receivable - net and $366 million within other assets in the company’s Consolidated Balance Sheet. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

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

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2023 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Brazilian Real, Canadian dollar, South African Rand, Swiss franc, European Euro ("EUR") and Argentine peso. Inflation, market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

Part I
ITEM 1A.  RISK FACTORS, continued

Failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives and other portfolio actions may not have the results anticipated.

From time to time Corteva evaluates acquisition candidates that may strategically fit Corteva’s business and/or growth objectives. If Corteva is unable to successfully integrate and develop acquired businesses, including its acquisitions and growth in biologicals, Corteva could fail to achieve expected increases in revenues and operating results, as well as anticipated synergies and cost savings which could have a material adverse effect on Corteva’s financial results. Corteva continually reviews its portfolio of assets for contributions to its objectives and alignment with its strategy. However, Corteva may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets, which may affect Corteva’s earnings. Moreover, Corteva might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution of these transactions, initiatives, or portfolio actions is not successful, it could adversely impact Corteva’s financial condition, cash flows and results of operations.

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

Corteva actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity and artificial intelligence, Corteva may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could also have a material adverse effect on Corteva’s business, financial condition, results of operations and reputation. Additionally, any losses from such an event may be excluded from, or in excess of the coverages provided by Corteva's insurance policies.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Through Corteva's ownership of EIDP, Corteva maintains EIDP defined benefit pension and other post-employment benefit plans. For some of these plans, including EIDP’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EIDP’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. In 2024, Corteva expects to contribute approximately $50 million to its pension plans other than the principal U.S. pension plan, and about $115 million for its other post-employment benefit ("OPEB") plans. While not anticipated for 2024, Corteva may make potential discretionary contributions to the principal U.S. pension plan. Corteva, furthermore, may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

Sentiment towards climate change and other environmental, social and governance matters could adversely affect our stock price, results of operations, and access to capital.

Since 2020, Corteva has maintained certain commitments, aspirations, targets and initiatives as part of its sustainability programs. Execution of these strategies and the achievements of Corteva’s sustainability aspirations and goals are subject to risk and uncertainties, many of which are out of its control. Failure to achieve its sustainability aspirations and goals within the currently projected costs and expected timeframes could damage Corteva’s reputation, customer and investor relationships, or its access to financing. Further, given investors' increased focus related to sustainability matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect Corteva’s business, financial condition, results of operations and cash flows and reduce its stock price.

Part I
ITEM 1A.  RISK FACTORS, continued

Global or regional health pandemics or epidemics could negatively impact the company's business, financial condition and results of operations.

Corteva's business, financial condition, and results of operations could be negatively impacted by pandemics or epidemics. The severity, magnitude and duration of the pandemics is uncertain, rapidly changing and difficult to predict. Future pandemics or epidemics and resulting illness, travel restrictions and workforce disruptions could impact Corteva's global supply chain, its operations and its routes to market or those of its suppliers, co-manufacturers, or customers/distributors. These disruptions or the company's failure to effectively respond to them could increase product or distribution costs, alter the timing of recognizing manufacturing costs, or impact the delivery of products to customers or their ability to pay.

Government-pandemic or epidemic responses, including stay at home orders, can significantly impact other economic activity and markets around the world. Future outbreaks or pandemics could negatively impact the company's business, financial condition, and results of operations in numerous ways, including but not limited to increased market volatility that impacts the company's hedging, financial forecasting, and liquidity, including its access to capital markets and delays or modifications to the company's strategic plans and productivity initiatives.

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

Part I

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy. The company’s risk management programs for cybersecurity are integrated into the company’s enterprise risk management and general compliance programs and processes.

Our cybersecurity program utilizes a layered, defense-in-depth strategy to identify and mitigate cybersecurity threats. The company’s information security team is responsible for the day-to-day management of the company’s global information security program, which includes defining policies and procedures to safeguard our information systems and data, conducting vulnerability, threat and third-party information security assessments, information security event management (i.e., responding to ransomware and other cyber-attacks, business continuity and recovery), evaluating external cyber intelligence, supporting industry cybersecurity efforts and working with governmental agencies. The global information security team also develops training for personnel (e.g., employees and contractors) with access to Corteva’s system to support adherence to the company’s policies and procedures, along with increasing awareness of cyber-related risk. The personnel training includes, but is not limited to, mandatory onboarding training, phishing simulations with automated remediation training, table-top incident response exercises, and educational intranet posting and email campaigns.

Our Enterprise Risk Management Committee, which includes the company’s Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), independently assesses and monitors the effectiveness of the company’s cybersecurity risk management programs and strategies. The company’s internal audit function also performs independent reviews and validation of the various programs, including policies and procedures as determined by their annual risk assessment.

The company leverages the U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“Framework”) as the foundation of its global information security program. The NIST Framework provides standards, guidelines, and practices for organizations to better manage and reduce cybersecurity risk and is designed to foster risk and cybersecurity management communications amongst both internal and external organizational stakeholders. The company’s information security team works with independent, third-party consultants annually to assess the maturity of the company’s cybersecurity program within the NIST Framework and to develop strategic areas of focus for the company’s programs commensurate with the company’s business objectives.

As part of the company’s global information security program, we leverage both internal and external assessments and partnerships with industry leaders to help approach information security company-wide. Additionally, the company maintains a comprehensive program that defines standards for the planning, sourcing, management, and oversight of third-party relationships and third-party access to its system, facilities, and/or confidential or proprietary data.

Cybersecurity incidents may create risk to the company that may impact its reputation, financial performance, ability to operate safely or at all, and the value of its intellectual property. Like most major corporations, the company is the target of industrial espionage, including cyberattacks, from time to time. The company has determined that these incidents have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, to date, Corteva has not experienced any known cybersecurity incidents that have materially affected the company, including the company's results of operations and financial condition, changes in the competitive environment, business operations and strategy. Although management does not believe that Corteva has experienced any material losses to date related to cybersecurity incidents, there can be no assurance that Corteva will not suffer such losses in the future. For more information on potential risk related to cybersecurity incidents, including intellectual property theft and operational disruption, please see “Item 1A – Risk Factors” of this report.

Governance. The company’s Audit Committee and Governance and Compliance Committee provide board oversight of company cybersecurity risks. The Audit Committee conducts a minimum of two cybersecurity program updates per year, including a review of capital spend, budget, and staffing, as well as quarterly reports on cybersecurity threats and key risk indicators related to the company’s progress on risk mitigation activities. The Governance and Compliance Committee, as part of its oversight for the enterprise risk management program company-wide, reviews and ensures that the company’s oversight

Part I

and governance structure related to company risks, including cybersecurity risks, remains appropriate and that risks are appropriately managed.

The company’s CIO oversees the company’s information technology programs and investments. The company’s CISO reports to the CIO and oversees the company’s information security programs. The company’s CIO has over 30 years of information technology experience, including nine years in various information technology leadership roles. Our CIO holds a bachelor of science and master of science degrees in organizational communications as well as an M.B.A. in information technology. The company’s CISO has over thirty years of experience in information security and is a Certified Information Security Manager® (CISM®), a Certified Data Privacy Solutions Engineer™ (CDPSE®), as well as being Certified in Risk and Information Systems Control® (CRISC®). Our CISO holds a bachelor of science degree in electric engineering as well as an M.B.A. in operations, technology.

Both the CIO and CISO regularly report to the Audit Committee, Board and Governance and Compliance Committee, on the company’s identification, prevention, detection, mitigation and remediation of cybersecurity risks and incidents. In 2023, the Board reviewed the company’s cybersecurity program and maturity assessment, while the Audit Committee provided regular oversight of cybersecurity risks, with cybersecurity discussions and dashboard reviews of key performance indicators and risks at five committee meetings during the course of the year. With respect to specific incidents, the company leverages an incident response framework to elevate and evaluate specific incidents to the CIO and CISO, along with the company’s senior leadership, including the finance and legal functions. In the event of a potentially material cybersecurity incident, the Audit Committee would be immediately notified and briefed.

ITEM 2. PROPERTIES
The company operates out of its headquarters in Indianapolis, Indiana. It also maintains a global business center in Johnston, Iowa, for its seed business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 99 manufacturing sites in the following geographic regions:

	Number of Sites
	Crop	Seed	Total
North America[1]	7	40	47
EMEA[2]	14	8	22
Latin America	8	13	21
Asia Pacific	6	3	9
Total	35	64	99
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

Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against the company could also materially adversely affect its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when the company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the company, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Litigation related to Corteva’s current businesses
Federal Trade Commission Investigation
On September 29, 2022, the FTC, along with ten state attorneys general, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). In December 2022, two additional state attorneys general joined the FTC lawsuit, and another state attorney general filed a separate lawsuit against Corteva and another competitor based on the allegations set forth in the FTC lawsuit. Several proposed private class action lawsuits alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina in February 2023. Further information with respect to these proceedings is set forth under “Federal Trade Commission Investigation” in in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Lorsban® Lawsuits
As of December 31, 2023, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture. N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. In December 2023, Inari filed a motion to dismiss the complaint.

Bayer Disputes
In August 2022, Corteva filed a lawsuit against Bayer CropScience LLP and Monsanto Company (collectively “Bayer”) in federal court in Delaware for alleged infringement of Corteva’s patented AAD-1 herbicide resistance technology used in Enlist® corn. The complaint for this lawsuit was amended to include additional patents that are closely related to this patented technology for soybeans. Corteva seeks to enjoin Bayer from continuing to infringe, as well as appropriate monetary damages. Bayer has filed an answer to the complaint and has asserted various affirmative defenses including invalidity. In August 2023, the court issued a decision adopting Corteva’s claim construction for all five disputed patent terms subject to this litigation.

In December 2023, the Patent Trial and Appeal Board ("PTAB") authorized an Inter Partes Review (“IPR”) proceeding initiated by Bayer to review the patentability of three patents subject to the AAD-1 litigation. Inari is seeking to join the IPR proceeding. An oral hearing will occur before the PTAB in September 2024 with decisions expected by December 2024. Corteva holds numerous additional patents covering its Enlist® traits or Enlist® weed control system. Therefore, the IPR process is not expected to impact our ability to license and protect Enlist E3® traits. Corteva's AAD-1 lawsuit is stayed during pendency of the IPR.

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

In October 2023, the U.S. Patent and Trademark Office granted an ex parte reexamination of the patent for AAD-1 herbicide resistance technology used in Enlist® corn based upon Inari’s petition for review. Inari alleges the AAD-1 patent is not patentably distinct from another Corteva patent for maize technology, and therefore not valid unless Corteva files a terminal disclaimer giving up its patent term adjustment for the AAD-1 technology, which would result in the AAD-1 patent expiring in May 2025.

In August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. Further information with respect to these proceedings is set forth under “Bayer Dispute” in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. In March 2023, Bayer’s motion to dismiss the complaint was denied. Discussions continue between Bayer and Corteva to seek a resolution to these disputes.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses
As discussed below and in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EIDP businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). This litigation includes multiple natural resource damage lawsuits across the United States filed by municipalities and alleging PFOA contamination, as well as, lawsuits by four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours.

In addition to the matters set forth in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes related to Chemours' responsibility for litigation and environmental liabilities allocated to it, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). See Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further discussion.

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
ITEM 3.  LEGAL PROCEEDINGS, continued

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

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol: CTVA). The number of record holders of common stock was approximately 66,000 at February 1, 2024.

During 2023 and 2022, the company paid four quarterly dividends on its common stock. See the below table for dividend information for each quarter during 2023 and 2022.

	2023	2022
Fourth Quarter	$0.16	$0.15
Third Quarter	0.16	0.15
Second Quarter	0.15	0.14
First Quarter	0.15	0.14
Total	$0.62	$0.58

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2023:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program[1] (Dollars in millions)
November 2023	2,150,483	46.58	2,150,483	1,570
December 2023	1,545,477	45.04	1,545,477	1,500
Fourth quarter 2023	3,695,960	$45.94	3,695,960	$1,500
1.On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders following the completion of the Separation and beginning as of the closing price of its first NYSE listing date, June 3, 2019. The Chart compares the cumulative total return of Corteva’s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

	6/3/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Corteva	$100	$120	$161	$198	$249	$205
S&P 500 Index	100	119	141	181	149	188
S&P 500 Chemicals Index	100	112	129	160	139	151

The chart depicts a hypothetical $100 investment in each of the Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on June 3, 2019 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2023.

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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (ii) failure to successfully develop and commercialize Corteva’s pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in Corteva's industry; (ix) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (x) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xi) effect of volatility in Corteva's input costs; (xii) risk related to geopolitical and military conflict; (xiii) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the separation of Corteva; (xiv) risks related to Corteva's global operations; (xv) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xvi) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xvii) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xviii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xix) increases in pension and other post-employment benefit plan funding obligations; (xx) capital markets sentiment towards ESG matters; (xxi) risks related to pandemics or epidemics; (xxii) Corteva’s intellectual property rights or defense against intellectual property claims asserted by others; (xxiii) effect of counterfeit products; (xxiv) Corteva’s dependence on intellectual property cross-license agreements; and (xxv) other risks related to the Separation from DowDuPont.

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

The following is a summary of results from continuing operations for the year ended December 31, 2023:
•The company reported net sales of $17,226 million, a decrease of 1 percent versus the year ended December 31, 2022, reflecting a 10 percent decrease in volume and a 1 percent unfavorable impact from currency, partially offset by a 7 percent price increase and a 3 percent favorable portfolio and other impact.
•Cost of goods sold ("COGS") totaled $9,920 million, down from $10,436 million for the year ended December 31, 2022, primarily driven by lower volumes, ongoing cost and productivity actions and a decrease in royalty expense, partially offset by higher input costs, which are primarily macro-economic driven.
•Restructuring and asset related charges - net were $336 million, a decrease from $363 million for the year ended December 31, 2022. The year ended December 31, 2023 primarily included $217 million related to asset related charges, including non-cash impairment charges of $152 million, and contract termination charges associated with the Crop Protection Operations Strategy Restructuring Program, charges of $72 million of non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and $42 million related to severance and related benefit costs, asset related charges and contract termination charges associated with the 2022 Restructuring Actions.
•Income from continuing operations after income taxes was $941 million, as compared to $1,216 million for the year ended December 31, 2022.
•Operating EBITDA was $3,381 million, which improved from $3,224 million for the year ended December 31, 2022, primarily driven by price execution and productivity actions, partially offset by lower volumes coupled with cost and currency headwinds. Refer to page 44 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during the year ended December 31, 2023:
•The company returned approximately $1.2 billion to shareholders during the year ended December 31, 2023 under its previously announced share repurchase programs and through common stock dividends.
•On July 21, 2023, the company's Board of Directors approved a 6.7 percent increase in the quarterly common stock dividend from $0.15 per share to $0.16 per share.

Priorities
The company continues to believe the following priorities will create significant value for its customers and shareholders over the mid-term:
•Accelerate performance and growth through a value creation network focused on four key catalysts: (1) portfolio simplification that prioritizes core markets and crops, in which we deliver top tier technology to our customers, (2) a continued move towards royalty neutrality, (3) improve our product mix to focus on differentiation and yield advantage, and (4) operational improvements focused on driving price and productivity.
•Increased investment in our industry-leading innovation pipeline focused on delivering even greater value and productivity to growers through more differentiated and sustainably advantaged solutions, which in turn promise to strengthen global food security and help address the impacts of climate change.
•Deploy capital with discipline by balancing investment, growth, M&A opportunities and returning cash to shareholders.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

Acquisitions
On March 1, 2023, Corteva completed its previously announced acquisition of all the outstanding equity interests in Stoller Group Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,220 million, inclusive of a working capital adjustment, and $370 million, respectively. These acquisitions supplement the crop protection business with additional biological tools that complement evolving farming practices. See Note 4 - Business Combinations, to the Consolidated Financial Statements, for additional information.

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations.

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

Future cash payments related to these charges are anticipated to be $90 million to $120 million, which primarily relate to the payment of severance and related benefits and contract terminations. During the year ended December 31, 2023, the company paid $3 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

During the year ended December 31, 2023, the company recorded pre-tax restructuring and asset related charges of $229 million consisting of $217 million and $12 million recognized in restructuring and asset related charges – net and cost of goods sold, respectively, in the company’s Consolidated Statement of Operations, which primarily related to asset-related charges and contract termination charges. Asset-related charges include non-cash impairments charges of $152 million, which were recognized during the year ended December 31, 2023 and consisted of $92 million and $60 million relating to operating lease assets and property, plant and equipment, respectively, associated with the exit of the company’s production activities at its site in Pittsburg, California.

The Crop Protection Operations Strategy Restructuring Program is expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $100 million of savings on a run rate basis by 2025. Future actions by the company or changes in circumstances from current assumptions, including any site disposition gains or losses, may cause actual results and future cash payments to differ. See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s Russia Exit (collectively the “2022 Restructuring Actions”). Through the year ended December 31, 2023, the company recorded pre-tax restructuring and other charges of $373 million inception-to-date under the 2022 Restructuring Actions, consisting of $131 million of severance and related benefit costs, $116 million of asset related charges, $67 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions as actions associated with this charge are substantially complete.

Cash payments related to these charges are anticipated to be up to $210 million, of which approximately $150 million has been paid through December 31, 2023, and primarily relate to the payment of severance and related benefits, contract terminations and other charges.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The total pre-tax restructuring and other charges recognized through the year ended December 31, 2023 included $53 million associated with the Russia Exit. The Russia Exit pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $30 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The 2022 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 10,026,000 shares in the open market for a cost (excluding excise taxes) of $500 million during the year ended December 31, 2023.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The company completed the 2021 Share Buyback Plan during the first quarter of 2023 and repurchased and retired 4,098,000, 17,425,000 and 5,572,000 shares in the open market for a total cost of $250 million, $1 billion, and $250 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the year ended December 31, 2023, the company recorded net pre-tax restructuring charges of $167 million inception-to-date under the 2021 Restructuring Actions, consisting of $70 million of severance and related benefit costs, $45 million of asset related charges, $12 million of asset retirement obligations and $40 million of costs related to contract terminations (contract terminations includes early lease terminations). Actions associated with the 2021 Restructuring Actions were substantially complete by the end of 2021. The company expected the 2021 Restructuring Actions to contribute to the company’s ongoing cost and productivity improvement efforts and achieve an estimated $70 million of savings on a run rate basis by 2023, which was achieved. See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Results of Operations

Net Sales

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Net Sales	$17,226	$17,455	$15,655
2023 versus 2022
Net sales were $17,226 million for the year ended December 31, 2023, compared to $17,455 million for the year ended December 31, 2022. The decrease was primarily driven by a 10 percent decrease in volume versus the prior year and a 1 percent unfavorable impact from currency, partially offset by a 7 percent increase in price and a 3 percent favorable portfolio and other impact. Volume declines were driven by strategic product exits, crop protection channel inventory destocking, delayed farmer purchases, lower corn planted area in EMEA, reduced summer corn planted area and lower expected Safrinha corn planted area in Brazil, and the Russia Exit, partially offset by increased corn acres in North America. The unfavorable currency impacts

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

were led by the Turkish Lira, Canadian Dollar and Chinese Renminbi. Price gains were driven by continued execution on the company's price for value strategy, strong demand for new technology and strong execution in response to cost inflation led by EMEA, partially offset by challenging market dynamics in Latin America and North America. The portfolio and other impact was driven by the biologicals acquisitions and the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase.

2022 versus 2021
Net sales were $17,455 million for the year ended December 31, 2022, compared to $15,655 million for the year ended December 31, 2021. The increase was primarily driven by a 10 percent increase in price and a 5 percent increase in volume versus the prior year period, partially offset by a 3 percent unfavorable currency impact and 1 percent unfavorable portfolio impact. Price gains were driven by the continued execution on the company's price for value strategy with strong execution across all regions in response to cost inflation, and recovery of higher input costs. The increase in volume was driven by continued penetration of new products and gains in all regions, partially offset by reduced corn acres in North America and supply constraints in North America canola. The unfavorable currency impacts were led by the Turkish Lira and the Euro, partially offset by the Brazilian Real. The portfolio impact was driven by a divestiture in Asia Pacific.

	For the Year Ended December 31,
(In millions)	2023		2022		2021
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$17,226	100%	$17,455	100%	$15,655	100%
North America	8,590	50%	8,294	48%	7,536	48%
EMEA	3,367	19%	3,256	19%	3,123	20%
Latin America	3,906	23%	4,445	25%	3,545	23%
Asia Pacific	1,363	8%	1,460	8%	1,451	9%

	Year Ended December 31, 2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$296	4%	6%	(2)%	—%	—%
EMEA	111	3%	19%	(11)%	(8)%	3%
Latin America	(539)	(12)%	2%	(25)%	3%	8%
Asia Pacific	(97)	(7)%	7%	(9)%	(5)%	—%
Total	$(229)	(1)%	7%	(10)%	(1)%	3%

	Year Ended December 31, 2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(in millions)	$	%	Product Mix	Volume	Currency	Other
North America	$758	10%	8%	2%	—%	—%
EMEA	133	4%	10%	8%	(14)%	—%
Latin America	900	25%	16%	7%	2%	—%
Asia Pacific	9	1%	7%	2%	(6)%	(2)%
Total	$1,800	11%	10%	5%	(3)%	(1)%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

COGS

	For the Year Ended December 31,
(In millions)	2023	2022	2021
COGS	$9,920	$10,436	$9,220
2023 versus 2022
COGS was $9,920 million (58 percent of net sales) for the year ended December 31, 2023 compared to $10,436 million (60 percent of net sales) for the year ended December 31, 2022. The decrease was primarily driven by lower volumes, ongoing cost and productivity actions and a decrease in royalty expense, partially offset by higher input costs, which are primarily macro-economic driven. The macro-economic driven trends are due to inflationary pressures impacting raw material inputs, which are expected to improve in 2024.

2022 versus 2021
COGS was $10,436 million (60 percent of net sales) for the year ended December 31, 2022 compared to $9,220 million (59 percent of net sales) for the year ended December 31, 2021. The increase was primarily driven by increased volumes in crop protection, and higher input costs, freight and logistics, which were primarily market-driven. The increases were partially offset by ongoing cost and productivity actions and a favorable impact from currency.

Research and Development Expense ("R&D")

	For the Year Ended December 31,
(In millions)	2023	2022	2021
R&D	$1,337	$1,216	$1,187
2023 versus 2022
R&D expense was $1,337 million (8 percent of net sales) for the year ended December 31, 2023 and $1,216 million (7 percent of net sales) for the year ended December 31, 2022. The increase in R&D expense is in support of the company’s long-term growth plans and was primarily driven by an increase in salaries due to higher headcount and the associated spending on field, lab and facilities, and third-party research costs. The increase was partially offset by a decrease in variable compensation.

2022 versus 2021
R&D expense was $1,216 million (7 percent of net sales) for the year ended December 31, 2022 and $1,187 million (8 percent of net sales) for the year ended December 31, 2021. The increase was primarily driven by an increase in variable compensation and spending on field, lab and facilities supplies used in projects, partially offset by favorable currency.

Selling, General and Administrative Expenses ("SG&A")

	For the Year Ended December 31,
(In millions)	2023	2022	2021
SG&A	$3,176	$3,173	$3,209
2023 versus 2022
SG&A was $3,176 million (18 percent of net sales) for the year ended December 31, 2023 and $3,173 million (18 percent of net sales) for the year ended December 31, 2022. The flat results were primarily driven by incremental costs from the Stoller and Symborg acquisitions, an unfavorable impact relating to deferred compensation plans due to market improvements and an increase in bad debt expense, partially offset by a decrease in selling expense, variable compensation, functional spend, commissions and consulting fees.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Amortization of Intangibles

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Amortization of Intangibles	$683	$702	$722
2023 versus 2022
Intangible asset amortization was $683 million for the year ended December 31, 2023 and $702 million for the year ended December 31, 2022. The decrease was primarily driven by the expiration of the favorable supply contracts in the fourth quarter of 2022, at which point the contracts became fully amortized, partially offset by amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions.

2022 versus 2021
Intangible asset amortization was $702 million for the year ended December 31, 2022 and $722 million for the year ended December 31, 2021. The decrease was primarily driven by the expiration of the favorable supply contracts on November 1, 2022, at which point the contracts became fully amortized.

See Note 13 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Restructuring and Asset Related Charges - Net	$336	$363	$289
2023
Restructuring and asset related charges - net were $336 million for the year ended December 31, 2023, which was primarily comprised of a $217 million charge related to the Crop Protection Operations Strategy Restructuring Program, a $72 million net charge related to non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and $42 million related to severance and related benefit costs, asset related charges and contract termination charges (including early lease terminations) associated with the 2022 Restructuring Actions. The $217 million net charge associated with the Crop Protection Operations Strategy Restructuring Program was primarily comprised of $214 million of asset related charges, which includes non-cash impairment charges of $152 million consisting of $92 million and $60 million related to operating lease assets and property, plant and equipment, respectively, associated with the exit of the company’s production activities at its site in Pittsburg, California.

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

See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Other Income (Expense) - Net

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Other Income (Expense) - Net	$(448)	$(60)	$1,348
2023 versus 2022
Other income (expense) - net was $(448) million and $(60) million for the years ended December 31, 2023 and 2022, respectively. Higher other expense was primarily driven by an increase in net exchange losses and estimated settlement reserves and an increase in non-operating pension and other post-employment costs in the current period versus a benefit in the prior period. Higher other expense was partially offset by an increase in interest income and the absence of charges incurred in 2022 relating to certain legal matters and losses associated with a previously held equity investment.

2022 versus 2021
Other income (expense) - net was $(60) million for the year ended December 31, 2022 and $1,348 million for the year ended December 31, 2021. The change was primarily driven by a decrease in non-operating pension and other post-employment benefit credits due to the prior year impact of the December 2020 OPEB plan amendments, an increase in net exchange losses, estimated settlement reserves, the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) recognized in 2021 and losses associated with a previously held equity investment. The increases are partially offset by a decrease in loss on sale of receivables, an increase in interest income and the absence of charges related to an officer indemnification payment and a contract termination with a third-party service provider that were recognized in 2021.

See Note 7 - Supplementary Information, to the Consolidated Financial Statements for additional information.

Interest Expense

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Interest Expense	$233	$79	$30
2023 versus 2022
Interest expense was $233 million and $79 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily driven by higher interest rates, the issuance of Senior Notes in connection with the May 2023 Debt Offering, and an increase in short term borrowings.

2022 versus 2021
Interest expense was $79 million and $30 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily driven by higher interest rates on seasonal short-term borrowings and new foreign currency borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Provision for (Benefit from) Income Taxes on Continuing Operations	$152	$210	$524
Effective Tax Rate	13.9%	14.7%	22.3%
2023
For the year ended December 31, 2023, the company’s effective tax rate of 13.9 percent on pre-tax income from continuing operations of $1,093 million was favorably impacted by a $(65) million benefit related to U.S. tax credits for increasing research activities, changes to deferred taxes and a tax currency change for legal entities within Switzerland in the amount of $(62) million and $(24) million, respectively, as well as favorable geographic mix of earnings. These items were partially offset by the unfavorable tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions, which were not deductible in their local jurisdictions, a $46 million charge associated with intellectual property realignment, and a $32 million charge associated with repatriation of cash held outside of the U.S. primarily from current year earnings.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2022
For the year ended December 31, 2022, the company’s effective tax rate of 14.7 percent on pre-tax income from continuing operations of $1,426 million was favorably impacted by tax benefits relating to the establishment of deferred taxes in connection with the impact of a change in a U.S. legal entity's tax characterization, a worthless stock deduction in the U.S., and the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil in the amount of $(55) million, $(42) million and $(36) million, respectively. These items were partially offset by the unfavorable tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, and a $24 million charge associated with repatriation of cash held outside of the U.S. primarily from current year earnings.

2021
For the year ended December 31, 2021, the company’s effective tax rate of 22.3 percent on pre-tax income from continuing operations of $2,346 million was unfavorably impacted by the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, the tax impact of income from pension and other post-employment benefits, and a $23 million charge associated with repatriation of cash held outside of the U.S. These items were partially offset by the impacts of favorable geographic mix of earnings and a $(57) million benefit related to U.S. tax credits for increasing research activities.

Income (loss) from Discontinued Operations After Income Taxes

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from Discontinued Operations After Income Taxes	$(194)	$(58)	$(53)
2023
Income (loss) from discontinued operations after income taxes was $(194) million for the year ended December 31, 2023, which was primarily comprised of charges associated with the settlement of certain PFAS related legal matters that are subject to the MOU with Chemours and DuPont, including the Nationwide Water District Settlement and the State of Ohio for natural resources damage claims, and charges associated with PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility.

2022
Income (loss) from discontinued operations after income taxes was $(58) million for the year ended December 31, 2022, which was primarily comprised of charges pursuant to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility and adjustments of certain prior year tax positions for previously divested businesses.

2021
Income (loss) from discontinued operations after income taxes was $(53) million for the year ended December 31, 2021, which was primarily comprised of charges relating to PFAS environmental remediation activities at the Chemours Fayetteville Works facility and the settlement with the State of Delaware for PFAS related natural resource damage claims.

See Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further discussion.

EIDP Analysis of Operations
As discussed in Note 1 - Basis of Presentation, to the EIDP Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide an Analysis of Operations, only for the differences between EIDP and Corteva, Inc.

Interest Expense
2023 versus 2022
EIDP’s interest expense was $253 million and $124 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily driven by the items noted on page 37, under the header “Interest Expense – 2023 versus 2022,” and lower average borrowings on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2022 versus 2021
EIDP’s interest expense was $124 million and $80 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily driven by the items noted on page 37, under the header “Interest Expense – 2022 versus 2021,” partially offset by lower interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
2023
For the year ended December 31, 2023, EIDP had an effective tax rate of 13.7 percent on pre-tax income from continuing operations of $1,073 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2023 and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

2022
For the year ended December 31, 2022, EIDP had an effective tax rate of 14.4 percent on pre-tax income from continuing operations of $1,381 million, driven by the items noted on page 38, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2022 and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

2021
For the year ended December 31, 2021, EIDP had an effective tax rate of 22.2 percent on pre-tax income from continuing operations of $2,296 million, driven by the items noted on page 38, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2021” and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook - 2024
The global outlook for agriculture remains constructive overall in 2024. There was record-setting demand for grain, oilseeds and biofuels in 2023 and we expect that to continue to grow in 2024. On-farm demand remains steady and overall strong. The Crop Protection industry is working to rebalance after the significant destocking in 2023, however we expect the industry to modestly improve as the imbalance between product going into the channel and on-farm consumption returns to alignment.

The company expects net sales to be in the range of $17.4 billion and $17.7 billion. Operating EBITDA is expected to be in the range of $3.5 billion and $3.7 billion. Operating Earnings Per Share is expected to be in the range of $2.70 and $2.90 per share, which reflects higher earnings, partially offset by interest expense and a higher base tax rate. Cash provided by operating activities - continuing operations is expected to be in the range of $2.1 billion and $2.6 billion. Free cash flow is expected to be in the range of $1.5 billion and $2.0 billion. Refer to further discussion of Non-GAAP metrics on pages 44 - 46.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay or further acceleration of currency and inflation impacts resulting from macro-economic driven trends. Corteva is not able to reconcile its forward-looking non-GAAP financial measures, except Free Cash Flow, to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 45 for Significant Items recorded in the years ended December 31, 2022, 2021 and 2020). However, during 2023, the company committed to restructuring activities to optimize the Crop Protection network of manufacturing and external partners, which are expected to be substantially complete in 2024. The company expects to record approximately $180 million to $230 million net pre-tax restructuring charges during 2024 for these activities. See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information. Additionally, beginning January 1, 2020, the company recognizes non-cash accelerated prepaid royalty amortization expense as a restructuring and asset related charge. For further discussion of accelerated prepaid royalty amortization refer to the Company's Critical Accounting Estimates for Prepaid Royalties on page 55.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Forward-Looking Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow1

	Year Ended December 31, 2024[1]
(In millions)	Low End	High End
Cash provided by (used for ) operating activities - continuing operations	$2,130	$2,630
Less: Capital expenditures	(630)	(630)
Free Cash Flow (Non-GAAP)	$1,500	$2,000
1.This represents the reconciliation of the company’s range provided for its forward-looking non-GAAP financial measure relating to Free Cash Flow. Refer to further discussion of Non-GAAP metrics on pages 44 - 46.

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: seed and crop protection. The company’s seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment offers trait technologies that improve resistance to weather, disease, insects and enhance food and nutritional characteristics, herbicides used to control weeds, and digital solutions that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability. The segment competes in a wide variety of agricultural markets. The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2023, 2022 and 2021. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments, environmental remediation and legal costs associated with legacy EIDP businesses and sites, and the 2021 officer indemnification payment. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 23 - Segment Information, to the Consolidated Financial Statements for details related to significant pre-tax benefits (costs) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the years ended December 31, 2023, 2022 and 2021 is included in Note 23 - Segment Information, to the Consolidated Financial Statements.

Seed	For the Year Ended December 31,
In millions	2023	2022	2021
Net sales	$9,472	$8,979	$8,402
Segment operating EBITDA	$2,117	$1,656	$1,512

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$590	11%	9%	3%	(1)%	—%
EMEA	13	1%	26%	(19)%	(10)%	4%
Latin America	(121)	(7)%	11%	(22)%	4%	—%
Asia Pacific	11	3%	14%	(4)%	(7)%	—%
Total	$493	5%	13%	(6)%	(2)%	—%

Seed	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$492	8%	14%	(4)%	(2)%	—%
Soybeans	48	3%	7%	(4)%	—%	—%
Other oilseeds	(6)	(1)%	23%	(21)%	(7)%	4%
Other	(41)	(8)%	7%	(15)%	—%	—%
Total	$493	5%	13%	(6)%	(2)%	—%

Seed	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$174	3%	6%	(2)%	(1)%	—%
EMEA	10	1%	11%	2%	(13)%	1%
Latin America	338	24%	18%	4%	2%	—%
Asia Pacific	55	15%	12%	11%	(8)%	—%
Total	$577	7%	9%	—%	(2)%	—%

Seed	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$337	6%	9%	(1)%	(2)%	—%
Soybeans	242	15%	11%	5%	(1)%	—%
Other oilseeds	(38)	(5)%	8%	(4)%	(9)%	—%
Other	36	8%	4%	7%	(3)%	—%
Total	$577	7%	9%	—%	(2)%	—%
Seed
Seed net sales were $9,472 million in 2023, up 5 percent from $8,979 million in 2022. The sales increase was driven by a 13 percent increase in price, partially offset by a 6 percent decline in volume and a 2 percent unfavorable currency impact.

The increase in price was broad-based and driven by strong demand for top technology and operational execution globally, with global corn and soybean prices up 14 percent and 7 percent, respectively. Pricing actions more than offset currency impacts in EMEA. The decline in volume was driven by the 2022 decision to exit Russia, lower corn planted area in EMEA, reduced summer corn planted area and lower expected Safrinha corn planted area in Brazil, partially offset by increased corn acres in North America. Unfavorable currency impacts were led by the Turkish Lira and the Canadian Dollar.

Seed operating EBITDA was $2,117 million in 2023, up 28 percent from $1,656 million in 2022. Price execution, reduction of net royalty expense, and ongoing cost and productivity actions more than offset higher commodity and input costs, lower volumes, and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 390 basis points versus the prior-year period.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed net sales were $8,979 million in 2022, up 7 percent from $8,402 million in 2021. The increase was driven by a 9 percent increase in price, partially offset by a 2 percent unfavorable currency impact.

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

Crop Protection	For the Year Ended December 31,
In millions	2023	2022	2021
Net sales	$7,754	$8,476	$7,253
Segment operating EBITDA	$1,374	$1,684	$1,202

Crop Protection	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(294)	(9)%	—%	(10)%	—%	1%
EMEA	98	6%	12%	(4)%	(4)%	2%
Latin America	(418)	(16)%	(4)%	(26)%	2%	12%
Asia Pacific	(108)	(11)%	4%	(10)%	(5)%	—%
Total	$(722)	(9)%	2%	(14)%	(1)%	4%

Crop Protection	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(557)	(12)%	1%	(12)%	(1)%	—%
Insecticides	(233)	(13)%	2%	(12)%	(1)%	(2)%
Fungicides	(338)	(23)%	3%	(25)%	(1)%	—%
Other	406	67%	1%	(5)%	1%	70%
Total	$(722)	(9)%	2%	(14)%	(1)%	4%

Crop Protection	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
North America	$584	23%	14%	10%	(1)%	—%
EMEA	123	8%	7%	15%	(14)%	—%
Latin America	562	26%	14%	10%	2%	—%
Asia Pacific	(46)	(4)%	5%	(1)%	(5)%	(3)%
Total	$1,223	17%	11%	9%	(3)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	2022 vs. 2021		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$776	20%	15%	8%	(3)%	—%
Insecticides	101	6%	7%	3%	(4)%	—%
Fungicides	140	11%	6%	10%	(3)%	(2)%
Other	206	52%	7%	47%	(2)%	—%
Total	$1,223	17%	11%	9%	(3)%	—%
Crop Protection
Crop protection net sales were $7,754 million in 2023, down 9 percent from $8,476 million in 2022. The decrease was driven by a 14 percent decrease in volume and a 1 percent unfavorable impact from currency, partially offset by a 4 percent favorable impact from portfolio and a 2 percent increase in price.

The decrease in volume was driven by strategic product exits, channel inventory destocking, and delayed farmer purchases. The increase in price was led by EMEA, and mostly reflected pricing for the value of our differentiated technology, including new products, and currency in EMEA, partially offset by challenging market dynamics in Latin America and North America. Unfavorable currency impacts were led by the Turkish Lira and Chinese Renminbi. The portfolio impact was driven by the Biologicals acquisitions, which added approximately $420 million of net sales.

Segment Operating EBITDA was $1,374 million in 2023, down 18 percent from $1,684 million from 2022. Pricing execution, productivity actions, and the favorable impact from the Biologicals acquisitions were more than offset by lower volumes, higher input costs, and the unfavorable impact of currency. Segment operating EBITDA margin declined by 215 basis points versus the prior-year period.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Non-GAAP Financial Measures
The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings (loss) per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year-over-year results. These non-GAAP measures supplement the company's U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below.

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

The company also uses Free Cash Flow as a non-GAAP measure to evaluate and discuss its liquidity position and ability to generate cash. Free Cash Flow is defined as cash provided by (used for) operating activities – continuing operations, less capital expenditures. Management believes that Free Cash Flow provides investors with meaningful information regarding the company’s ongoing ability to generate cash through core operations, and the company’s ability to service its indebtedness, pay dividends (when declared), make share repurchases, and meet its ongoing cash needs for its operations. The company made the decision, which was retrospectively applied, to adjust the presentation of the Consolidated Statement of Cash Flows to separately show the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 1 – Background and Basis of Presentation, to the Consolidated Financial Statements, for additional information. As a result, the definition for Free Cash Flow was revised to utilize cash provided by (used for) operating activities – continuing operations. The change in definition did not have a material impact to prior years’ Free Cash Flow. Management made this decision to better present the liquidity generated from the company’s ongoing business operations. Under the revised definition, Free Cash Flow was $307 million and $2,196 million for the years ended December 31, 2022 and 2021, respectively.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations after income taxes	$941	$1,216	$1,822
Provision for (benefit from) income taxes on continuing operations	152	210	524
Income (loss) from continuing operations before income taxes	1,093	1,426	2,346
Depreciation and amortization	1,211	1,223	1,243
Interest income	(283)	(124)	(77)
Interest expense	233	79	30
Exchange (gains) losses	397	229	54
Non-operating (benefits) costs [1]	151	(111)	(1,256)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items (benefit) charge	579	502	236
Operating EBITDA (Non-GAAP)	$3,381	$3,224	$2,576
1.    The year ended December 31, 2021 includes non-cash benefits related to the 2020 OPEB Plan Amendments. Refer to Note 18 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements, for additional information.

Significant Items

	Year Ended December 31,
(In millions)	2023	2022	2021
Restructuring and asset related charges - net	$336	$363	$289
Estimated settlement expense [1]	204	87	—
Inventory write-offs [2]	7	33	—
Spare parts write-off [3]	12	—	—
(Gain) loss on sale of business, assets and equity investments [2]	(14)	(10)	—
Settlement costs associated with the Russia Exit [2]	—	8	—
Seed sale associated with Russia Exit [2,4]	(18)	(3)	—
Acquisition-related costs [5]	45	—	—
Employee Retention Credit	(3)	(9)	(60)
Equity securities mark-to-market gain	—	—	(47)
Contract termination	—	—	54
AltEn facility remediation charges	10	33	—
Total pretax significant items (benefit) charge	579	502	236
Total tax (benefit) charge impact of significant items [6]	(131)	(102)	(51)
Tax only significant item (benefit) charge [7]	(45)	(133)	(9)
Total significant items (benefit) charge, net of tax	$403	$267	$176
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
3.Incremental loss associated with activities related to the Crop Protection Operations Strategy Restructuring Program.
4.Includes a benefit of $18 million and $3 million for the years ended December 31, 2023 and 2022, respectively, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million and $8 million of net sales and $53 million and $5 million of cost of goods sold for the years ended December 31, 2023 and 2022, respectively.
5.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up. See Note 4 - Business Combinations, to the Consolidated Financials Statements, for additional information.
6.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
7.The tax only significant item benefit for the year ended December 31, 2023 relates to the impact of changes to deferred taxes and a tax currency change for legal entities within Switzerland of $(62) million and $(24) million, respectively, as well as adjustments due to intellectual property realignment of $46 million and a change in estimate related to a worthless stock deduction in the U.S. The tax only significant item benefit for the year ended December 31, 2022 relates to the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes, the release of a valuation

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

allowance recorded against the net deferred tax asset position of a legal entity in Brazil and a worthless stock deduction in the U.S. of $(55) million, $(36) million, and $(42) million, respectively. The tax only significant item benefit for the year ended December 31, 2021 reflects a net benefit for the impact of changes in valuation allowances recorded against the net deferred tax asset positions of two legal entities in Brazil of $(57) million and $44 million, as well as an adjustment related to the impacts of Swiss Tax Reform of $4 million.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations attributable to Corteva common stockholders	$929	$1,205	$1,812
Less: Non-operating benefits (costs), after tax	(111)	80	955
Less: Amortization of intangibles (existing as of Separation), after tax	(471)	(542)	(562)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	—	—	—
Less: Significant items benefit (charge), after tax	(403)	(267)	(176)
Operating Earnings (Loss) (Non-GAAP)	$1,914	$1,934	$1,595

	Year Ended December 31,
	2023	2022	2021
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted	$1.30	$1.66	$2.44
Less: Non-operating benefits (costs), after tax	(0.16)	0.11	1.29
Less: Amortization of intangibles (existing as of Separation), after tax	(0.66)	(0.75)	(0.76)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	—	—	—
Less: Significant items benefit (charge), after tax	(0.57)	(0.37)	(0.24)
Operating Earnings (Loss) Per Share (Non-GAAP)	$2.69	$2.67	$2.15
Diluted Shares Outstanding (in millions)	711.9	724.5	741.6

Reconciliation of Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow

(In millions)	Year Ended December 31,
	2023	2022	2021
Cash provided by (used for) operating activities - continuing operations	$1,809	$912	$2,769
Less: Capital expenditures	(595)	(605)	(573)
Free Cash Flow (Non-GAAP)	$1,214	$307	$2,196

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(Dollars in millions)	December 31, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$2,742	$3,315
Total debt	$2,489	$1,307

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

The company had access to approximately $6.0 billion at December 31, 2023 and 2022 in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, funding of acquisitions and funding Corteva's costs and expenses. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”).

In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023, reduced the available credit from $1 billion to $500 million. In January 2024, the company amended and restated the 364-Day Revolving Credit Facility to extend the expiration date to February 26, 2024. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2023, the company was in compliance with these covenants.

In May 2022, EIDP entered into a $3 billion, 5 year revolving credit facility and a $2 billion, 3-year revolving credit facility (the "Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the revolving credit facilities have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2023, the company was in compliance with these covenants.

In May 2020, EIDP issued $500 million of 1.70 percent Senior Notes due 2025 and $500 million of 2.30 percent Senior Notes due 2030 (the May 2020 Debt Offering). The proceeds of this offering were used for general corporate purposes.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2023 was approximately $50 million. The company’s long-term Foreign Currency Loans have varying maturities throughout 2024.

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
In September 2023 and in accordance with the Nationwide Water District Settlement, Chemours, DuPont and Corteva established a settlement fund (the “Water District Settlement Fund”) and collectively contributed $1.185 billion, with Chemours contributing 50 percent, and DuPont and Corteva collectively contributing the remaining 50 percent pursuant to the terms of the Letter Agreement. The settling companies utilized the balance in the MOU Escrow Account, along with amounts previously expected to be contributed to the MOU Escrow Account in 2023, among other sources, to make their respective contributions to the Water District Settlement Fund. Refer to Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.
The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including cash, commercial paper, a receivable repurchase facility, the Revolving Credit Facilities, the 364-day Revolving Credit Facility, and factoring.

In May 2023, in line with seasonal working capital requirements, the company entered into a committed receivable repurchase facility of up to $500 million (the "2023 Repurchase Facility") which expired in December 2023. Under the 2023 Repurchase Facility, Corteva sold a portfolio of available and eligible outstanding customer notes receivables to participating institutions and simultaneously agreed to repurchase at a future date.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 10 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements for more information.

The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of its seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at December 31, 2023 and 2022 are $2.7 billion and $3.3 billion, respectively, of which $2.2 billion and $2.0 billion, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2023, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Summary of Cash Flows

	For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash provided by (used for) operating activities – continuing operations	$1,809	$912	$2,769
Cash provided by (used for) operating activities – continuing operations for the year ended December 31, 2023 was $1,809 million compared to $912 million for the year ended December 31, 2022. The change was primarily driven by favorable changes in receivables due to lower crop protection sales and higher collections as well as favorable changes in inventories due to higher seed sales and lower crop protection purchases. Partially offsetting these sources of cash were lower accounts payable driven by higher payments to third-party growers and higher seed production costs and the timing of payments to lenders for providing financing to select customers.

Cash provided by (used for) operating activities – continuing operations for the year ended December 31, 2022 was $912 million compared to $2,769 million for the year ended December 31, 2021. The change was primarily driven by higher earnings offset by changes in working capital primarily driven by an increase in inventories reflecting a rebuild of safety stocks to support growth, higher input and commodity costs as well as the impact from market volatility, higher receivables from revenue growth and changes in deferred revenue due to lower increases in prepayments from customers.

	For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash provided by (used for) operating activities – discontinued operations	$(40)	$(40)	$(42)
Cash provided by (used for) operating activities – discontinued operations for the years ended December 31, 2023 and 2022 was $(40) million. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility and certain legal matters, which were paid in 2023.

Cash provided by (used for) operating activities – discontinued operations for the year ended December 31, 2022 was $(40) million compared to $(42) million for the year ended December 31, 2021. The change was primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility and certain legal matters, which were paid in 2022.

	For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash provided by (used for) investing activities	$(1,987)	$(632)	$(362)
Cash provided by (used for) investing activities was $(1,987) million for the year ended December 31, 2023 compared to $(632) million for the year ended December 31, 2022. The change was primarily due to the acquisitions of Stoller and Symborg and lower proceeds from sales and maturities of investments, partially offset by lower purchases of investments and the proceeds from the settlement of the net investment hedge.

Cash provided by (used for) investing activities was $(632) million for the year ended December 31, 2022 compared to $(362) million for the year ended December 31, 2021. The change was primarily due to higher purchases of investments, lower proceeds from sales and maturities of investments, escrow funding associated with acquisitions and higher capital expenditures.

Capital expenditures totaled $595 million, $605 million, and $573 million for the years ended December 31, 2023, 2022 and 2021, respectively. The company expects 2024 capital expenditures to be approximately $630 million.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash provided by (used for) financing activities	$(99)	$(1,180)	$(1,266)
Cash provided by (used for) financing activities was $(99) million for the year ended December 31, 2023 compared to $(1,180) million for the year ended December 31, 2022. The change was primarily due to the May 2023 Debt Offering and higher borrowings to fund working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. The change was also driven by lower share repurchases.

Cash provided by (used for) financing activities was $(1,180) million for the year ended December 31, 2022 compared to $(1,266) million for the year ended December 31, 2021. The change was primarily due to higher borrowings partially offset by higher repurchases of common stock, lower proceeds from stock options and higher dividends paid to stockholders.

During 2023, the company's Board of Directors authorized and paid quarterly dividends on its common stock of $0.15 in the first and second quarters and $0.16 in third and fourth quarters, respectively.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 10,026,000 shares in the open market for a cost (excluding excise taxes) of $500 million during the year ended December 31, 2023.

On August 5, 2021, the company's Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2021 Share Buyback Plan”). The company completed the 2021 Share Buyback Plan during the first quarter of 2023 and repurchased and retired 4,098,000, 17,425,000 and 5,572,000 shares in the open market for a total cost of $250 million, $1 billion, and $250 million during the years ended December 31, 2023, 2022 and 2021, respectively.

On June 26, 2019, the company's Board of Directors authorized a $1 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2019 Share BuyBack Plan"). The company completed the 2019 Share Buyback Plan during the third quarter of 2021 and repurchased and retired 24,705,000 shares between the years ended December 31, 2019 and 2021 in the open market. See Note 17 - Stockholders' Equity, to the Consolidated Financial Statements, for additional information related to the share buyback plans.

For the full year 2024, the company expects repurchases of approximately $1.0 billion under the 2022 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

EIDP Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EIDP Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide a Liquidity discussion, only for the differences between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations for the year ended December 31, 2023 was $1,408 million compared to $879 million for the year ended December 31, 2022. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - continuing operations," as well as changes in the balance of the related party Master In-House Banking Agreement where EIDP and Corteva, Inc. are Participating Companies.

EIDP’s cash provided by (used for) operating activities - continuing operations for the year ended December 31, 2022 was $879 million compared to $2,731 million for the year ended December 31, 2021. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - continuing operations."

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations for the year ended December 31, 2023 was $(40) million compared to $(40) million for the year ended December 31, 2022. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - discontinued operations."

EIDP’s cash provided by (used for) operating activities - discontinued operations for the year ended December 31, 2022 was $(40) million compared to $(42) million for the year ended December 31, 2021. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - discontinued operations."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2023 was $(1,987) million compared to $(632) million for the year ended December 31, 2022. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) investing activities."

EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2022 was $(632) million compared to $(362) million for the year ended December 31, 2021. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) investing activities."

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $302 million for the year ended December 31, 2023 compared to $(1,147) million for the year ended December 31, 2022. The change was primarily due to the May 2023 Debt Offering and higher borrowings to fund working capital needs, capital spending, dividend payments and to partially fund the Stoller and Symborg acquisitions. The change was also driven by lower payments on related party debt.

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

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, environmental matters and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

Pension Plans and Other Post-Employment Benefits
Accounting for employee benefit plans involves assumptions and estimates. Discount rate and expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and OPEB plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if all or almost all of a plan’s participants are inactive.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Most of the company's benefit obligation for pensions and OPEB are attributable to the U.S. benefit plans. For U.S. benefit plans, the single equivalent discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. The company measures the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For the non-U.S. benefit plans, the company primarily utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date. The weighted average discount rates used in developing the expected 2024 net periodic pension and OPEB costs were 4.97 percent and 4.92 percent, respectively.

For the U.S. plan, the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Where appropriate, asset-liability studies are also taken into consideration. The expected long-term rate of return on plan assets is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. In determining the 2023 net periodic pension cost in the U.S., an assumption of 4.50 percent for expected long-term rate of return on plan assets was used. After re-evaluating the current strategic asset allocation and recent market conditions, the company kept the expected long-term rate of return on plan assets assumption at 4.50 percent to be used in determining the 2024 net periodic pension cost in the U.S. Consistent with prior years, the expected long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. For the non-U.S. plans, the strategic asset allocations are selected in accordance with the laws and practices for each country.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. For the years ended December 31, 2023 and 2022, the market-related value of assets is calculated by averaging market returns over 36 months.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	December 31, 2023	December 31, 2022	December 31, 2021
Market-related value of assets	$11.9	$13.6	$17.2
Fair value of plan assets	11.4	12.3	17.5

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2023:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(15)	$18
Expected rate of return on plan assets	29	(29)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-Term Employee Benefits" beginning on page 57 and in Note 18 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2023, the company had accrued obligations of $501 million for probable environmental remediation and restoration costs, including $55 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately $655 million above the accrued obligations amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see "Environmental Matters" section on page 58 and Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Indemnification Assets
The company has entered into various agreements where the company is indemnified for certain liabilities by DuPont, Dow and Chemours. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. In assessing the probability of recovery, the company considers the contractual rights under the separation agreements and any potential credit risk. Future events, such as potential disputes related to recovery as well as the solvency of DuPont, Dow and/or Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable. See Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information related to indemnifications.

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

At December 31, 2023, the company had a net deferred tax liability balance of $315 million, inclusive of a valuation allowance of $510 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets.

See Note 8 - Income Taxes, to the Consolidated Financial Statements, for additional information.

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

The company tests goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and / or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level, which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. The company’s reporting units included seed, crop protection and digital until its April 2022 implementation of a global business unit organization model (“BU Reorganization”), after which its reporting units are seed and crop protection. The BU Reorganization resulted in the company’s digital reporting unit being merged into the seed and crop protection reporting units with the goodwill relating to the former digital reporting unit being reassigned to the seed and crop protection reporting units using a relative fair value allocation approach.

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

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the quantitative annual goodwill impairment analyses performed in the fourth quarter 2023, which were performed using the income approach, the company concluded the fair value of each of the reporting units exceeded their respective carrying values by more than 50.0 percent, and no goodwill impairment charge was necessary. The discount rate used in the company’s valuations was 10.3 percent.

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

At December 31, 2023, the balance of prepaid royalties reflected in other current assets and other assets was approximately $105 million and $25 million, respectively. The majority of the balance of prepaid royalties in other current assets relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation was that the technology licensed under the Roundup Ready 2 License Agreement

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS, the agriculture business of Historical Dow, and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans, which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during 2019 the company committed to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands. During the five-year ramp-up period, the company has begun to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). As of December 31, 2023, Enlist E3TM trait platform has grown to 58 percent of our soybean portfolio. Royalty expense has therefore significantly increased through higher amortization of the prepaid royalty.

In connection with the departure from these traits in the company's product portfolio, beginning January 1, 2020 the company presents and discloses the accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represents the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the per unit cash rate per the Roundup Ready 2 License Agreement. For the year ended December 31, 2023, the company recognized charges of $72 million in restructuring and asset related charges - net in the Consolidated Statement of Operations from non-cash accelerated prepaid royalty amortization expense. The expected non-cash accelerated prepaid royalty amortization expense estimated for 2024 is approximately $60 million.

Further changes in factors and assumptions associated with usage of the trait platform licensed under the Roundup Ready 2 License Agreement, including the Transition Plan, could further impact the rate of recognition of the prepaid royalty and Consolidated Statement of Operations presentation of the accelerated prepaid royalty amortization expense.

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Historically, the company has not made significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

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

The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2022 and waived the contributions due in 2023 and 2024 pursuant to the supplemental agreement to the MOU executed by Chemours, DuPont and Corteva provided certain conditions are met. Refer to Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further details on the MOU and funding of the MOU Escrow Account.

Contractual Obligations
Our principal commitments consist of long-term debt, operating and finance lease obligations and environmental remediation obligations. Refer to Note 15 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, Note 14 – Leases, and Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, respectively, for further discussion.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Information related to the company's other significant contractual obligations are summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2023	2024	2025 and beyond
Expected cumulative cash requirements for interest payments through maturity	$546	$94	$452
Purchase obligations[1]	2,184	629	1,555
License agreements[2,3]	48	24	24
Other liabilities[2,4]	271	28	243
Total [5]	$3,049	$775	$2,274
1.Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.
2.Included in the Consolidated Financial Statements.
3.    Represents undiscounted remaining payments under Pioneer license agreements (approximately $45 million on a discounted basis).
4.    Includes liabilities related to employee-related benefits other than pension and other post-employment benefits, asset retirement obligations and other noncurrent liabilities.
5.    Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 8 - Income Taxes, to the Consolidated Financial Statements, for additional detail.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

Long-Term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees ("other post-employment benefits" or "OPEB"). Substantially all of the company's worldwide benefit obligation for pensions and OPEB obligations are attributable to the U.S. benefit plans.

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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans, and on November 30, 2018, the company froze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans, resulting in the participants no longer accruing additional benefits. In addition to the changes to the U.S. pension plans, OPEB eligible employees who were under the age of 50 as of November 30, 2018 will not receive post-employment medical, dental and life insurance benefits. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-employment medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

In December 2020, the company amended its retiree medical, dental and life insurance plans resulting in the company no longer providing retiree dental and life insurance benefits effective January 1, 2022 and Corteva’s portion of the cost of non-Medicare retiree medical coverage no longer being adjusted for cost increases, which capped the Corteva cost at the level as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $939 million decrease in OPEB benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income (loss) for the year ended December 31, 2020. A substantial amount of the prior service benefit within other comprehensive income (loss) in 2020 was recognized in other income (expense) - net in the Consolidated Statement of Operations during 2021 with the remainder recognized during 2022.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the years ended December 31, 2023, 2022 or 2021.

Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $5 million, $6 million, and $8 million to its funded pension plans other than the principal U.S. pension plan for the years ended December 31, 2023, 2022 and 2021, respectively.
U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $47 million, $53 million, and $41 million to its unfunded plans for the years ended December 31, 2023, 2022 and 2021, respectively.
The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $97 million, $122 million, and $198 million for the years ended December 31, 2023, 2022 and 2021, respectively. Changes in cash requirements reflect the net impact of per capita health care cost, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2024, the company expects to contribute approximately $50 million to its pension plans other than the principal U.S. pension plan and approximately $115 million to its OPEB plans. The company does not anticipate making contributions to its principal U.S. pension plan in 2024.

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income (loss) from continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021 was affected by pre-tax charges related to long-term employee benefits:

	For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net periodic benefit (credit) cost - pension and OPEB	$138	$(142)	$(1,292)
Defined contributions	146	133	125
Long-term employee benefit plan (credit) charges - continuing operations	$284	$(9)	$(1,167)

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee benefit plan (credits) costs were $284 million and $(9) million for the years ended December 31, 2023 and 2022, respectively. The change is mainly due to an increase in discount rates and a decrease in asset returns due to lower pension plan assets. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section beginning on page 51 of this report for additional information on determining annual expense.

For 2024, long-term employee benefit costs are expected to increase by approximately $30 million. The change is mainly due to a decrease in asset values.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Pre-tax environmental expenses charged to income (loss) from continuing operations before income taxes are summarized below:

	For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Environmental operating costs	$178	$154	$144
Environmental remediation costs[1]	47	84	46
	$225	$238	$190
1.Environmental remediation costs include costs that are subject to the $200 million threshold and sharing arrangements as discussed in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, under the header Corteva Separation Agreement.

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

About 85 percent of total pre-tax environmental operating costs charged to income (loss) from continuing operations for the year ended December 31, 2023 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2021	$452
Remediation payments	(49)
Net increase in remediation accrual [1]	84
Net change, indemnification [2]	25
Balance at December 31, 2022	$512
Remediation payments	(50)
Net increase in remediation accrual [1]	47
Net change, indemnification [2]	(8)
Balance at December 31, 2023[3]	$501
1.Excludes indemnified remediation obligations.
2.Represents the net change in indemnified remediation obligations based on activity as well as the removal from EIDP's accrued remediation liabilities of obligations that have been fully transferred to Chemours and DuPont. Pursuant to the Chemours Separation Agreement and subsequent MOU, and the Corteva Separation Agreement, as discussed in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, EIDP is indemnified by Chemours and DuPont for certain environmental matters.
3.Includes accrued obligations of $145 million due in the next twelve months with the remainder being due subsequent to 2024.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $655 million above the amount accrued as of December 31, 2023. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company. Refer to Note 16 – Commitments and Contingent Liabilities for further details on the company’s accrued obligations at December 31, 2023.

As of December 31, 2023, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 505 sites around the U.S., including

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

approximately 110 sites for which the company does not believe it has liability based on current information. Active remediation is under way at approximately 60 of the about 505 sites. In addition, the company has resolved its liability at about 210 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. There were two new notices in 2023 and none in 2022.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $10 million for the year ended December 31, 2023. The company currently estimates expenditures for environmental-related capital projects to be approximately $15 million in 2024.

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

The company completed a non-financial materiality assessment and identified short-, medium- and long-term climate-related risks and opportunities. The results of this assessment are integrated into the company's businesses, strategy and financial planning. Corteva has an established climate strategy, including commitments to reduce greenhouse gas emissions. The company is seeking ways to reduce its impact and providing tools and incentives for customers to do the same. Corteva champions climate positive agriculture, utilizing carbon storage and other means to remove carbon from the atmosphere without sacrificing farmer productivity or ongoing profitability.

While Corteva is working to reduce its role in the emission of greenhouse gasses, it also invests in enabling innovation that can create a more resilient agriculture value chain. The company engages with multiple stakeholders and partners around the globe regarding our innovations and actionable ideas to help safeguard the health and well-being of the planet and its people.

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the company enters into derivative instruments to hedge its exposure to foreign currency and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 20 - Financial Instruments, to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts may be used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian Real, European Euro ("EUR"), Swiss franc, Canadian dollar and Argentine peso. The company uses foreign exchange contracts, where possible, to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions, investment in foreign subsidiaries, as well as the translation of foreign currency-denominated earnings and uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. In addition to the contracts disclosed in Note 20 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company may enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2023 and 2022, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2023 and 2022. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(Dollars in millions)	2023	2022	2023	2022
Foreign currency contracts	$22	$25	$(492)	$(208)

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

As of December 31, 2023, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2023 excluded the Stoller and Symborg acquisitions, which were completed in March 2023. Total assets, excluding goodwill and other intangible assets, and net sales of Stoller and Symborg represent approximately 1 percent and 2 percent, respectively, of the company’s consolidated assets and net sales, as of and for the year ended December 31, 2023. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2023 Annual Report, which is also incorporated herein by reference.

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

As of December 31, 2023, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

Part II

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2023 excluded the Stoller and Symborg acquisitions, which were completed in March 2023. Total assets, excluding goodwill and other intangible assets, and net sales of Stoller and Symborg represent approximately 1 percent and 2 percent, respectively, of the company’s consolidated assets and net sales, as of and for the year ended December 31, 2023. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2023 Annual Report, which is also incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Election of Directors," and "Corporate Governance."

The company has adopted a Code of Financial Ethics for its CEO, CFO, and Controller that may be accessed from the company's website at www.corteva.com by clicking on "Investors" and then "Corporate Governance." Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of February 8, 2024 are set forth below:

Charles V. Magro, age 54, was named Chief Executive Officer and director of Corteva effective November 2021. Prior to joining Corteva, Mr. Magro served as President and CEO of Nutrien Ltd. from the company’s launch in 2018 until April 2021. From 2014 to 2018, he served as President and CEO of Agrium Inc., which merged with Potash Corporation of Saskatchewan Inc. to create Nutrien Ltd. As President and CEO of Nutrien Ltd., Mr. Magro led more than 27,000 employees to achieve best-in-class engagement, top safety performance and exceptional business results. While at Nutrien he also led the company through numerous M&A transactions thereby, expanding its global footprint. Prior to this role, Mr. Magro held a variety of other key leadership positions with the company, including Chief Operating Officer, Chief Risk Officer, Executive Vice President of Corporate Development, and Vice President of Manufacturing. He joined Agrium Inc. in 2009 following a productive career with NOVA Chemicals Corp. Mr. Magro has served on the board of directors of Ingredion Inc., a global provider of ingredient solutions to the food and beverage manufacturing industry since May 2022. Mr. Magro previously served on the Canada Pension Plan Investment Board from 2018 until March 2022.

David J. Anderson, age 74, was named Executive Vice President and Chief Financial Officer of Corteva effective April 2021. Mr. Anderson is an experienced Chief Financial Officer, with a career spanning a number of diverse global companies across a range of industries. Prior to joining Corteva in April 2021, Mr. Anderson was interim chief financial officer at Criteo S.A. from May 2020 to August 2020, which he joined after serving as chief financial officer and chief operating officer at Nielsen Holdings plc from September 2018 to December 2019. He previously served as executive vice president and chief financial officer of Alexion Pharmaceuticals from December 2016 to August 2017, which he joined following his tenure of more than a decade as the chief financial officer for Honeywell. Prior to that, Mr. Anderson was the chief financial officer for ITT, Inc., Newport News Shipbuilding Inc., and RJR Nabisco, Inc. Mr. Anderson previously served on the boards of American Electric Power from 2011 through June 2022 and Cardinal Health from April 2014 to September 2018.

Timothy P. Glenn, age 57, was named Executive Vice President, Seed Business Unit of Corteva effective April 2022. A global agricultural industry leader, Mr. Glenn has more than three decades of experience across all facets of business leadership for seeds and crop protection, including sales, marketing, integrated operations, and commercial effectiveness. Mr. Glenn previously served as Executive Vice President, Chief Commercial Officer of Corteva from 2018 to April 2022. Prior to this, he served as Vice President, Global Seed Business Platform of DowDuPont Inc. since 2017. From 2015 to 2017, Mr. Glenn served as President, DuPont Crop Protection, and from 2014 to 2015, he served as vice president, integrated operations and commercial effectiveness for DuPont Pioneer. He previously held other leadership positions at DuPont Pioneer, including regional business director, Latin America and Canada, after rejoining DuPont Pioneer in 2006 as director, North America Marketing. In 1997, he joined Dow AgroSciences as corn product manager, Mycogen Seeds, and served in sales and business leadership roles in the crop protection and seeds businesses of Dow AgroSciences. He first joined Pioneer Hi-Bred International, Inc. in 1991, and held a variety of marketing roles in seed markets around the world. Mr. Glenn is a member of the Iowa Business Council and currently serves as chair of both the Food Bank of Iowa and the Iowa Business Education Alliance board of directors.

Robert King, age 53, was named Executive Vice President, Crop Protection Business Unit of Corteva effective April 2022. Mr. King is a highly experienced executive in the specialty chemicals and agriculture industry. Prior to joining Corteva, Mr. King served as Senior Vice President and Chief Integrated Supply Chain Officer at Nouryon from December 2020 to March 2022, where he spearheaded the global and cross-business integration of the company’s supply chain. From December 2019 to December 2020, he previously served as Vice President of Global Operations for PPG’s industrial segment. Mr. King was also the Vice President of Global Supply Chain from July 2018 to December 2019 for Nutrien Ltd., where he worked for five years

Part III

and was appointed to lead the centralization of the company’s supply chain. Prior to this, he served as a Regional Manager at Nutrien Ltd. and as the Vice President of Nitrogen Operations and Services at Agrium Inc. in Canada before the company became Nutrien in July 2018. Mr. King started his career at Celanese Corp., where he worked for nearly two decades and held management roles around the world.

Dr. Samuel Eathington, age 55, was named Executive Vice President, Chief Technology and Digital Officer of Corteva effective April 2022, where he is responsible for leading the company’s global research and development organization, building and expanding its industry-leading pipeline, and overseeing all aspects of Corteva’s digital farming strategy and investments. He joined Corteva in November 2020 and served as senior vice president, chief technology officer from January 2021 until April 2022. A recognized leader in agricultural innovation, Dr. Eathington served as chief science officer of The Climate Corporation (part of the crop science division of Bayer AG) from December 2015 until April 2020. Prior to assuming that role, Dr. Eathington spent 19 years with Monsanto Corporation, rising through the ranks in quantitative traits and molecular breeding to become vice president, global plant breeding beginning in February 2011.

Cornel B. Fuerer, age 57, was named Senior Vice President, General Counsel and Secretary of Corteva effective May 2019, where he is responsible for legal, compliance, and public affairs. Mr. Fuerer previously served as general counsel of the agriculture division of DowDuPont Inc. since June 2018 and prior to that served as associate general counsel supporting the agriculture division of DowDuPont after their merger in September 2017. From 2013 to 2017, he served as associate general counsel of DuPont with responsibility for the legal affairs of DuPont’s agriculture business and from 2012 to 2013 he served as the corporate secretary of DuPont. From 2007 to 2012, Mr. Fuerer served as the vice president, general counsel and company secretary of Solae, a food ingredients joint venture between DuPont and Bunge. After joining DuPont in 1995 as an attorney in Geneva, Switzerland, he served in various legal roles in Hong Kong and Wuppertal, Germany until his appointment at Solae in 2007.

Audrey Grimm, age 43, was named Senior Vice President and Chief Human Resources and Diversity Officer of Corteva effective March 2022. Since 2021 she served as Vice President, Europe, Middle East and Africa (EMEA) HR, with added responsibility for the company’s global culture and Inclusion, Diversity & Equity efforts, and before that as HR Director for the EMEA region from 2017 to 2021. Ms. Grimm spent her early career with Dow Chemical, where she held series of progressive HR roles leading to her appointment as Vice President, HR of the Agricultural division of Dow Chemical in 2015.

Brian Titus, age 51, was named Vice President, Controller and Principal Accounting Officer of Corteva effective May 2019. Mr. Titus previously served as the controller and principal accounting officer of the agriculture division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the director of corporate accounting from 2014 to 2015 and global finance leader of DuPont Crop Protection from 2013 to 2014. Prior to joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services. Mr. Titus is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

Information related to executive compensation and the company's equity compensation plans is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each director, executive officer, and all directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Part III

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of Corteva, Inc., including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2024 Annual Meetings of Stockholders of Corteva, Inc., including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits:
1.Corteva Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Corteva Financial Statement Schedule (presented below)
3.EIDP Financial Statements (Starting on page F-74 of this report).
4.EIDP Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (Corteva, Inc. and EIDP)
(Dollars in millions)

	For the Year Ended December 31,
	2023	2022	2021
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$194	$210	$208
Additions charged to expenses	24	3	6
Deductions from reserves[1]	(13)	(19)	(4)
Balance at end of period	$205	$194	$210
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$342	$366	$453
Additions charged to expenses	225	87	97
Purchase Accounting Adjustments	8	—	—
Deductions from reserves[2]	(65)	(111)	(184)
Balance at end of period	$510	$342	$366
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

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

5.Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019.

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019.

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023)

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

4.1	Description of Corteva, Inc. registered securities (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

4.2
Description of E. I. du Pont de Nemours and Company registered securities (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-38710) filed February 14, 2020).

10.1*	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed on June 3, 2019).

10.2*	Employee Matters Agreement by and among DowDuPont Inc., Dow Inc., and Corteva, Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.3*	SpecCo/AgCo Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

10.4*	Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.6	Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.7	Amendment No. 1 to Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.8	Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.9	Amended and Restated Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on August 4, 2023).

10.10	The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.)

10.11	E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.12	E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.13	E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.14	E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.15	Supplemental Agreement to the Memorandum of Understanding between The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc., dated September 5, 2023 (incorporated by reference to Exhibit 10.1 to Corteva’s Quarterly Report on Form 10-Q (Commission file number 001-38710), filed on November 9, 2023).

10.16	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.2 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 28, 2021).

10.17*	Letter Agreement effective as of June 1, 2019 by and between DowDuPont Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.2 to Corteva's Current Report on Form 8-K (Commission file number 001-38710) filed June 3, 2019)

10.18*	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed January 22, 2021)

10.19	Form of Award Terms for Options granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 7, 2020).

10.20	Form of Award Terms for Performance Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q (Commission file number 001-38710) filed May 5, 2022).

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

10.24	Amendment to EIDP, Inc.’s Retirement Savings Restoration Plan. (incorporated by reference to Exhibit No. 10.2 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on August 4, 2023

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - Corteva, Inc.

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - EIDP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

97	Corteva, Inc. Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

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

February 8, 2024
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2024
Charles V. Magro

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 8, 2024
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 8, 2024
Lamberto Andreotti

/s/ David C. Everitt	Director	February 8, 2024
David C. Everitt

/s/ Klaus A. Engel	Director	February 8, 2024
Klaus A. Engel

/s/ Michael O. Johanns	Director	February 8, 2024
Michael O. Johanns

/s/ Janet P. Giesselman	Director	February 8, 2024
Janet P. Giesselman

/s/ Karen H. Grimes	Director	February 8, 2024
Karen H. Grimes

/s/ Rebecca B. Liebert	Director	February 8, 2024
Rebecca B. Liebert

/s/ Marcos M. Lutz	Director	February 8, 2024
Marcos M. Lutz

/s/ Nayaki R. Nayyar	Director	February 8, 2024
Nayaki R. Nayyar

/s/ Kerry J. Preete	Director	February 8, 2024
Kerry J. Preete

/s/ Patrick J. Ward	Director	February 8, 2024
Patrick J. Ward

/s/ David J. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2024
David J. Anderson

EIDP, Inc.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2024
EIDP, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2024
Charles V. Magro

/s/ David J. Anderson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 8, 2024
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2023, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2023. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2023 excluded the Stoller and Symborg acquisitions, which were completed in March 2023. Total assets, excluding goodwill and other intangible assets, and net sales of Stoller and Symborg represent approximately 1 percent and 2 percent, respectively, of the company’s consolidated assets and net sales, as of and for the year ended December 31, 2023. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2023, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David J. Anderson Executive Vice President and Chief Financial Officer
February 8, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Stoller Group, Inc. (“Stoller”) and Quorum Vital Investment, S.L. and its affiliates (“Symborg”) businesses from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded the Stoller and Symborg businesses from our audit of internal control over financial reporting. These businesses, each of which is wholly owned, comprised, in the aggregate, total assets excluding goodwill and other intangible assets, and total net sales excluded from management’s assessment and our audit of internal control over financial reporting of approximately 1 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Goodwill (Seed Reporting Unit) Impairment Assessment

As described in Notes 2 and 13 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10.6 billion as of December 31, 2023, and the goodwill associated with the seed reporting unit was $5.4 billion. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Management performs an annual goodwill impairment test in the fourth quarter. If management chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. Management performed quantitative testing on its seed reporting unit and determined that no goodwill impairment existed in 2023. Management determined fair value for the seed reporting unit using a discounted cash flow model. Management’s significant assumptions in this analysis included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 2024

We have served as the Company’s or its predecessor's auditor since 1946.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2023	2022	2021
Net sales	$17,226	$17,455	$15,655
Cost of goods sold	9,920	10,436	9,220
Research and development expense	1,337	1,216	1,187
Selling, general and administrative expenses	3,176	3,173	3,209
Amortization of intangibles	683	702	722
Restructuring and asset related charges - net	336	363	289
Other income (expense) - net	(448)	(60)	1,348
Interest expense	233	79	30
Income (loss) from continuing operations before income taxes	1,093	1,426	2,346
Provision for (benefit from) income taxes on continuing operations	152	210	524
Income (loss) from continuing operations after income taxes	941	1,216	1,822
Income (loss) from discontinued operations after income taxes	(194)	(58)	(53)
Net income (loss)	747	1,158	1,769
Net income (loss) attributable to noncontrolling interests	12	11	10
Net income (loss) attributable to Corteva	$735	$1,147	$1,759
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.31	$1.67	$2.46
Basic earnings (loss) per share of common stock from discontinued operations	(0.27)	(0.08)	(0.07)
Basic earnings (loss) per share of common stock	$1.04	$1.59	$2.39
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.30	$1.66	$2.44
Diluted earnings (loss) per share of common stock from discontinued operations	(0.27)	(0.08)	(0.07)
Diluted earnings (loss) per share of common stock	$1.03	$1.58	$2.37

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$747	$1,158	$1,769
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	425	(340)	(573)
Adjustments to pension benefit plans	(190)	233	1,037
Adjustments to other benefit plans	29	191	(621)
Unrealized gain (loss) on investments	—	—	10
Derivative instruments	(135)	8	139
Total other comprehensive income (loss)	129	92	(8)
Comprehensive income (loss)	876	1,250	1,761
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	12	11	10
Comprehensive income (loss) attributable to Corteva	$864	$1,239	$1,751

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$2,644	$3,191
Marketable securities	98	124
Accounts and notes receivable - net	5,488	5,701
Inventories	6,899	6,811
Other current assets	1,131	968
Total current assets	16,260	16,795
Investment in nonconsolidated affiliates	115	102
Property, plant and equipment	8,956	8,551
Less: Accumulated depreciation	4,669	4,297
Net property, plant and equipment	4,287	4,254
Goodwill	10,605	9,962
Other intangible assets	9,626	9,339
Deferred income taxes	584	479
Other assets	1,519	1,687
Total Assets	$42,996	$42,618
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$198	$24
Accounts payable	4,280	4,895
Income taxes payable	174	183
Deferred revenue	3,406	3,388
Accrued and other current liabilities	2,351	2,254
Total current liabilities	10,409	10,744
Long-term debt	2,291	1,283
Other noncurrent liabilities
Deferred income tax liabilities	899	1,119
Pension and other post-employment benefits	2,467	2,255
Other noncurrent obligations	1,651	1,676
Total noncurrent liabilities	7,308	6,333
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at December 31, 2023 - 701,260,000 and December 31, 2022 - 713,419,000	7	7
Additional paid-in capital	27,748	27,851
Retained earnings (accumulated deficit)	(41)	250
Accumulated other comprehensive income (loss)	(2,677)	(2,806)
Total Corteva stockholders’ equity	25,037	25,302
Noncontrolling interests	242	239
Total equity	25,279	25,541
Total Liabilities and Equity	$42,996	$42,618

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$747	$1,158	$1,769
(Income) loss from discontinued operations after income taxes	194	58	53
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,211	1,223	1,243
Provision for (benefit from) deferred income tax	(438)	(288)	199
Net periodic pension and OPEB (credits) costs	138	(142)	(1,292)
Pension and OPEB contributions	(149)	(182)	(247)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(22)	(18)	(21)
Restructuring and asset related charges - net	336	363	289
Other net loss	578	305	154
Changes in assets and liabilities, net
Accounts and notes receivable	358	(993)	(113)
Inventories	57	(1,715)	(422)
Accounts payable	(663)	807	526
Deferred revenue	(11)	194	574
Other assets and liabilities	(527)	142	57
Cash provided by (used for) operating activities - continuing operations	1,809	912	2,769
Cash provided by (used for) operating activities - discontinued operations	(40)	(40)	(42)
Cash provided by (used for) operating activities	1,769	872	2,727
Investing activities
Capital expenditures	(595)	(605)	(573)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	57	73	75
Acquisitions of businesses - net of cash acquired	(1,456)	—	—
Escrow funding associated with acquisitions	—	(36)	—
Investments in and loans to nonconsolidated affiliates	(32)	(12)	(4)
Purchases of investments	(148)	(344)	(204)
Proceeds from sales and maturities of investments	147	295	345
Proceeds from settlement of net investment hedge	42	—	—
Other investing activities, net	(2)	(3)	(1)
Cash provided by (used for) investing activities	(1,987)	(632)	(362)
Financing activities
Net change in borrowings (less than 90 days)	(6)	(13)	13
Proceeds from debt	3,429	1,358	419
Payments on debt	(2,309)	(1,140)	(421)
Repurchase of common stock	(756)	(1,000)	(950)
Proceeds from exercise of stock options	31	88	100
Dividends paid to stockholders	(439)	(418)	(397)
Other financing activities, net	(49)	(55)	(30)
Cash provided by (used for) financing activities	(99)	(1,180)	(1,266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(143)	(278)	(136)
Increase (decrease) on cash, cash equivalents and restricted cash equivalents	(460)	(1,218)	963
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$3,158	$3,618	$4,836
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$234	$75	$30
Income taxes	535	467	341
1. See page F-26 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2021	$7	$27,707	$—	$(2,890)	$239	$25,063
Net income (loss)			1,759		10	1,769
Other comprehensive income (loss)				(8)		(8)
Share-based compensation		59	(3)			56
Common dividends ($0.54 per share)		(97)	(300)			(397)
Repurchase of common stock		(18)	(932)			(950)
Issuance of Corteva stock		100				100
Other - net					(10)	(10)
Balance at December 31, 2021	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			1,147		11	1,158
Other comprehensive income (loss)				92		92
Share-based compensation		12	(2)			10
Common dividends ($0.58 per share)			(418)			(418)
Repurchase of common stock			(1,000)			(1,000)
Issuance of Corteva stock		88				88
Other - net			(1)		(11)	(12)
Balance at December 31, 2022	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			735		12	747
Other comprehensive income (loss)				129		129
Share-based compensation		28	(2)			26
Common dividends ($0.62 per share)			(439)			(439)
Repurchase of common stock		(171)	(585)			(756)
Issuance of Corteva stock		40				40
Other - net					(9)	(9)
Balance at December 31, 2023	$7	$27,748	$(41)	$(2,677)	$242	$25,279

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Notes to the Consolidated Financial Statements

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. is a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity around the globe. Corteva has two reportable segments: seed and crop protection. See Note 23 - Segment Information, to the Consolidated Financial Statements, for additional information on the company's reportable segments.

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

Principles of Consolidation and Basis of Presentation
The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the company, its majority owned subsidiaries over which the company exercises control. The Consolidated Financial Statements and other financial information included in this Annual Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

The company made the decision, which was retrospectively applied, to adjust the presentation of the Consolidated Statement of Cash Flows to separately show the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 16 – Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on discontinued operations activities.

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes 4 percent and 3 percent to the company's annual net sales and segment operating EBITDA, respectively. The company remeasures net monetary assets and translates the financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 7 – Supplementary Information, to the Consolidated Financial Statements). As of December 31, 2023, a further 10 percent deterioration in the official Peso to USD exchange rate would reduce the USD value of our net monetary assets and negatively

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
impact pre-tax earnings by approximately $10 million. The company will continue to assess the implications to its operations and financial reporting.

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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with each VIE does not provide it the power to direct the VIE's significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2023 and 2022, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Restricted Cash Equivalents
Restricted cash equivalents primarily consist of trust assets and contributions to the escrow accounts for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. Corteva classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, which are included in other current assets and other assets, respectively, in the Consolidated Balance Sheets. See Note 7 - Supplementary Information, to the Consolidated Financial Statements, for further information.

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

The company uses the following hierarchy to classify assets and liabilities measured at fair value:

Level 1	–	Quoted market prices in active markets for identical assets or liabilities.

Level 2	–	Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3	–	Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Foreign Currency Translation
The company's worldwide operations utilize the USD or a related foreign currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent or foreign subsidiaries operating in a hyper-inflationary environment (USD functional currency) and 2) self-contained (related foreign functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

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

As of December 31, 2023, approximately 60% and 40% of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. As of December 31, 2022, approximately 55% and 45% of the company's inventories were accounted for under the FIFO and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 11 - Inventories, to the Consolidated Financial Statements, for further information.

The company establishes an obsolescence reserve for inventory based upon quality considerations and assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. When assets are surrendered, retired, sold, or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the Consolidated Balance Sheets and included in determining gain or loss on such disposals. See Note 12 – Property, Plant and Equipment, to the Consolidated Financial Statements, for further information.

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

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If additional quantitative testing is required, the reporting unit's fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the amount of goodwill associated with the reporting unit. The company determines fair values for each of the reporting units using a

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
discounted cash flow model (a form of the income approach) or the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis include future cash flow projections, weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, the company uses metrics of publicly traded companies or historically completed transactions for comparable companies. See Note 13 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The company performs an impairment assessment using the multi-period excess earnings method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The significant assumptions used in the calculation include future cash flow projections, the discount rate, and the terminal growth rate. These significant assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 2 years to 25 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are no longer considered held and used, they are removed from the Consolidated Balance Sheets.

Acquisitions
Acquisitions are recorded using the acquisition method of accounting and recognizes and measures the identifiable assets acquired and liabilities assumed as of the acquisition date at fair value, where applicable. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred. The company includes the operating results of acquired entities from their respective dates of acquisition.

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

The company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. In the Consolidated Statements of Operations, lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. See Note 14 - Leases, to the Consolidated Financial Statements, for further information.

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

The company included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. See Note 20 - Financial Instruments, to the Consolidated Financial Statements, for additional discussion regarding the company's objectives and strategies for derivative instruments.

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

Revenue Recognition
The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine the revenue recognition for an arrangement considered to be a contract with a customer, the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 - Revenue, to the Consolidated Financial Statements, for additional information on revenue recognition.

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

At December 31, 2023, the balance of prepaid royalties reflected in other current assets and other assets in the Consolidated Balance Sheets was approximately $105 million and $25 million, respectively. The majority of the balance of prepaid royalties in other current assets relates to the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc.’s (“Pioneer”) non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation was that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during 2019 the company committed to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands. During the five-year ramp-up period, the company has began to significantly reduce the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense has therefore increased significantly through higher amortization of the prepaid royalty as fewer seeds containing the respective trait are expected to be utilized.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

NOTE 3 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU includes amendments that require a buyer in supplier finance programs to disclose key terms of the programs and related obligations, including a rollforward of such obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirements, which are effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Retrospective application to all periods in which a balance sheet is presented is required, except for the rollforward requirement, which will be applied prospectively. The company adopted this guidance on January 1, 2023 which resulted in certain disclosures being added relating to supplier financing programs and related obligations. See Note 16 – Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.

Accounting Guidance Issued But Not Adopted as of December 31, 2023
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced income tax related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures relating to its reportable segments.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures. It generally requires the use of business combinations accounting at the joint venture formation date, which would result in the contributed assets/liabilities being

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the joint venture’s financial statements. It does not alter the ongoing accounting for the joint venture’s operations. This guidance is effective for joint ventures with formation dates on or after January 1, 2025. Prospective application is required, with early adoption permitted. Retrospective application can be elected for joint ventures formed before January 1, 2025. The company does not expect the impact of adoption to be material.

NOTE 4 - BUSINESS COMBINATIONS

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

The operating results of Stoller and Symborg, since the Acquisition Date, did not have a material impact to the company's Consolidated Financial Statements for the year ended December 31, 2023. Additionally, supplemental pro forma information have not been presented since the reported amounts in the company's Consolidated Financial Statements for the current period and comparative prior periods would not be materially different had these acquisitions occurred as of January 1, 2022.

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

The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed for the Stoller and Symborg acquisitions, as of the Acquisition Date:

(In millions)	Stoller[1]	Symborg[1]
Assets
Cash and cash equivalents	$97	$—
Accounts and notes receivable	243	17
Inventories	81	10
Other current assets	9	2
Property, plant and equipment	71	3
Goodwill	383	129
Other intangible assets	645	300
Deferred income taxes	10	—
Other assets	5	1
Total assets acquired	$1,544	$462
Liabilities
Short-term borrowings	59	—
Accounts payable	25	13
Income taxes payable	2	—
Accrued and other current liabilities	65	4
Long-term debt	2	—
Deferred income tax liabilities	150	74
Other noncurrent obligations	21	1
Total liabilities assumed	$324	$92
Net assets acquired	$1,220	$370
1.Includes preliminary measurement period adjustments, which were not material.

The significant fair value adjustments included in the preliminary purchase price allocation are discussed below.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Inventories
Acquired inventories in connection with the acquisition of Stoller and Symborg are primarily comprised of finished goods and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The fair value step-up was recognized within cost of goods sold, in the Consolidated Statements of Operations, as the inventory was sold.

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

Intangible Assets	Stoller		Symborg
(in millions)	Fair Value	Weighted-Average Amortization Period (Years)	Fair Value	Weighted-Average Amortization Period (Years)
Intangible assets with finite lives:
Customer-related	$495	13	$—	—
Developed technology	106	13	238	12
Trademarks/ trade names	44	15	57	12
Total other intangible assets with finite lives	$645	13	$295	12
Intangible assets with infinite lives:
IPR&D	—	—	5	—
Total other intangible assets with indefinite lives	$—	—	$5	—
Total intangible assets	$645		$300

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

NOTE 5 - REVENUE

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $134 million and $131 million at December 31, 2023 and December 31, 2022, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	December 31, 2023	December 31, 2022
(In millions)
Accounts and notes receivable - trade[1]	$4,329	$4,261
Contract assets - current[2]	27	26
Contract assets - noncurrent[3]	67	64
Deferred revenue - current	3,406	3,388
Deferred revenue - noncurrent[4]	108	107
1.Included in accounts and notes receivable - net in the Consolidated Balance Sheets.
2.Included in other current assets in the Consolidated Balance Sheets.
3.Included in other assets in the Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the year ended December 31, 2023, 2022, and 2021 from amounts included in deferred revenue at the beginning of the period was $3,342 million, $3,150 million, and $2,613 million, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Corn	$6,447	$5,955	$5,618
Soybean	1,858	1,810	1,568
Other oilseeds	708	714	752
Other	459	500	464
Seed	9,472	8,979	8,402
Herbicides	4,034	4,591	3,815
Insecticides	1,598	1,831	1,730
Fungicides	1,112	1,450	1,310
Other	1,010	604	398
Crop Protection	7,754	8,476	7,253
Total	$17,226	$17,455	$15,655
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	For the Year Ended December 31,
(In millions)	2023	2022	2021
North America[1]	$5,768	$5,178	$5,004
EMEA[2]	1,622	1,609	1,599
Latin America	1,637	1,758	1,420
Asia Pacific	445	434	379
Total	$9,472	$8,979	$8,402

Crop Protection	For the Year Ended December 31,
(In millions)	2023	2022	2021
North America[1]	$2,822	$3,116	$2,532
EMEA[2]	1,745	1,647	1,524
Latin America	2,269	2,687	2,125
Asia Pacific	918	1,026	1,072
Total	$7,754	$8,476	$7,253
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Refer to Note 22 - Geographic Information for the breakout of consolidated net sales by geographic area.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Program"). The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations.

The company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, comprised of $70 million to $90 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $20 million to $30 million of costs related to contract terminations. Reductions in workforce are subject to local regulatory requirements. Asset-related charges include non-cash impairments charges of $152 million, which were recognized during the year ended December 31, 2023 and consisted of $92 million and $60 million relating to operating lease assets and property, plant and equipment, respectively, associated with the exit of the company’s production activities at its site in Pittsburg, California.

Future cash payments related to these charges are anticipated to be $90 million to $120 million, which primarily relate to the payment of severance and related benefits and contract terminations. During the year ended December 31, 2023, the company paid $3 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

The charges of $217 million related to the Crop Protection Operations Strategy Program for the year ended December 31, 2023 impacted the crop protection segment. This amount excludes charges relating to spare parts write-offs, which also impacted the crop protection segment, included in cost of goods sold, in the company’s Consolidated Statement of Operations. See Note 23 – Segment Information, to the Consolidated Financial Statements, for additional information.

The following table is a summary of charges incurred related to the Crop Protection Strategy Operations Program for the year ended December 31, 2023:

(In millions)	For the Year Ended December 31, 2023
Asset related charges[1]	$214
Contract termination charges	3
Total restructuring and asset related charges - net[2]	$217
1.Asset-related charges includes impairment charges related to operating lease assets and property, plant and equipment, as noted above.
2.This amount excludes charges relating to spare parts write-offs included in cost of goods sold, in the company’s Consolidated Statement of Operations, as noted above.

A reconciliation of the December 31, 2022 to the December 31, 2023 liability balances related to the Crop Protection Operations Strategy Program is summarized below:

(In millions)	Asset Related[1]	Contract Termination	Total
Balance at December 31, 2022	$—	$—	$—
Charges to income from continuing operations	214	3	217
Payments	—	(3)	(3)
Asset write-offs	(214)	—	(214)
Balance at December 31, 2023	$—	$—	$—
1.Asset-related charges includes impairment charges related to operating lease assets and property, plant and equipment, as noted above.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”). Through the year ended December 31, 2023, the company recorded net pre-tax restructuring and other charges of $373 million inception-to-date under the 2022 Restructuring Actions, consisting of $131 million of severance and related benefit costs, $116 million of asset related charges, $67 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions as actions associated with this charge are substantially complete.

Cash payments related to these charges are anticipated to be up to $210 million, of which approximately $150 million has been paid through December 31, 2023, and primarily relate to the payment of severance and related benefits, contract terminations and other charges. The restructuring actions associated with these charges are substantially complete.

The total net pre-tax restructuring and other charges recognized through the year ended December 31, 2023 included $53 million associated with the Russia Exit. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $30 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The charges related to the 2022 Restructuring Actions related to the segments, as well as corporate expenses, for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31,
(In millions)	2023	2022
Seed	$17	$120
Crop Protection	5	41
Corporate expenses	20	111
Total[1]	$42	$272
1.This amount excludes other pre-tax charges recorded during the years ended December 31, 2023 and 2022 impacting the Seed segment. These charges consisted of inventory write-offs and gains (losses) on sale of businesses, assets and equity investments and settlement costs associated with the Russia Exit, which are included in cost of goods sold and other income (expense) - net, in the company's Consolidated Statement of Operations, respectively. See Note 23 - Segment Information, to the Consolidated Financial Statements, for additional information.

The following table is a summary of charges incurred related to the 2022 Restructuring Actions for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(In millions)	2023	2022
Severance and related benefit costs	$20	$111
Asset related charges	12	104
Contract termination charges[1]	10	57
Total restructuring and asset related charges - net[2]	$42	$272
1.Contract terminations includes early lease terminations.
2.This amount excludes other pre-tax charges recorded during the year ended December 31, 2023 and 2022 included in cost of goods sold and other income (expense) – net, in the company’s Consolidated Statement of Operations, as noted above.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A reconciliation of the December 31, 2022 to the December 31, 2023 liability balances related to the 2022 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2022	$71	$—	$12	$83
Charges to income from continuing operations	20	12	10	42
Payments	(43)	—	(13)	(56)
Asset write-offs	—	(11)	—	(11)
Balance at December 31, 2023	$48	$1	$9	$58
1.The liability for contract terminations includes lease obligations. The cash impact of these obligations are substantially complete.

2021 Restructuring Actions
During the first quarter of 2021, Corteva approved restructuring actions designed to right-size and optimize its footprint and organizational structure according to the business needs in each region with the focus on driving continued cost improvement and productivity. Through the year ended December 31, 2023, the company recorded net pre-tax restructuring charges of $167 million inception-to-date under the 2021 Restructuring Actions, consisting of $70 million of severance and related benefit costs, $45 million of asset related charges, $12 million of asset retirement obligations and $40 million of costs related to contract terminations (including early lease terminations). The company does not anticipate any additional material charges from the 2021 Restructuring Actions as actions associated with this charge were substantially complete by the end of 2021.

The charges related to the 2021 Restructuring Actions related to the segments, as well as corporate expenses, for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Seed	$—	$(1)	$31
Crop Protection	6	(1)	55
Corporate expenses	1	(5)	81
Total	$7	$(7)	$167
The following table is a summary of charges incurred related to the 2021 Restructuring Actions for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Severance and related benefit costs	$1	$(5)	$74
Asset related charges	6	—	51
Contract termination charges	—	(2)	42
Total restructuring and asset related charges - net	$7	$(7)	$167

Other Asset Related Charges
For the years ended December 31, 2023, 2022, and 2021 the company recognized $72 million, $109 million, and $125 million respectively, in restructuring and asset related charges - net in the Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 7 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	For the Year Ended December 31,
(In millions)	2023	2022	2021
Interest income	$283	$124	$77
Equity in earnings (losses) of affiliates - net	10	20	14
Net gain (loss) on sales of businesses and other assets[1]	22	18	21
Net exchange gains (losses)[2]	(397)	(229)	(54)
Non-operating pension and other post-employment benefit credits (costs)[3]	(119)	163	1,318
Miscellaneous income (expenses) - net[4]	(247)	(156)	(28)
Other income (expense) - net	$(448)	$(60)	$1,348
1.    The years ended December 31, 2022 and 2021 include a gain of $15 million and $19 million, respectively, relating to the sale of a business in the crop protection segment.
2.    Includes net pre-tax exchange gains (losses) of $(284) million, $(110) million and $(67) million associated with the devaluation of the Argentine peso for the years ended December 31, 2023, 2022 and 2021, respectively.
3.    Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
4.    Includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. The years ended December 31, 2023, 2022, and 2021 also includes an Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”). The years ended December 31, 2023 and 2022 also includes estimated settlement reserves and gains (losses) associated with the sale of businesses, assets and equity investments. The year ended December 31, 2022 also includes legal accruals and settlement cost associated with the Russia Exit. The year ended December 31, 2021 also includes a charge related to a contract termination with a third-party service provider, a gain from the remeasurement of an equity investment and an officer indemnification payment. See Note 23 - Segment Information, to the Consolidated Financial Statements, for additional information on significant items.

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

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(371)	$(217)	$(72)
Local tax (expenses) benefits	55	(10)	(30)
Net after-tax impact from subsidiary exchange gain (loss)	$(316)	$(227)	$(102)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(26)	$(12)	$18
Tax (expenses) benefits	7	5	(4)
Net after-tax impact from hedging program exchange gain (loss)	$(19)	$(7)	$14

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(397)	$(229)	$(54)
Tax (expenses) benefits	62	(5)	(34)
Net after-tax exchange gain (loss)	$(335)	$(234)	$(88)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

(In millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$2,644	$3,191
Restricted cash equivalents	514	427
Total cash, cash equivalents and restricted cash equivalents	$3,158	$3,618

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of December 31, 2023 and 2022, except for the contributions to the escrow account established for the settlement of legacy PFAS matters and the associated qualified spend, which was classified as noncurrent at December 31, 2022.

Accounts payable
Accounts payable was $4,280 million and $4,895 million at December 31, 2023 and 2022, respectively. Accounts payable - trade, which is a component of accounts payable, was $2,952 million and $3,717 million at December 31, 2023 and 2022, respectively. Included in accounts payable – trade was seed grower compensation of approximately $560 million and $470 million at December 31, 2023 and 2022, respectively, which is measured at fair value using level 2 inputs for each period presented. Accrued discounts and rebates, which is a component of accounts payable, was approximately $1,170 million and $1,030 million at December 31, 2023 and 2022, respectively. No other components of accounts payable were more than 5 percent of total current liabilities.

NOTE 8 - INCOME TAXES

Domestic and foreign components of the income (loss) from continuing operations before income taxes and the provision for (benefit from) current and deferred tax expense (benefit) are shown below:

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations before income taxes
Domestic	$(414)	$(1)	$941
Foreign	1,507	1,427	1,405
Income (loss) from continuing operations before income taxes	$1,093	$1,426	$2,346
Current tax expense (benefit)
Federal	$143	$65	$(13)
State and local	40	21	6
Foreign	407	403	329
Total current tax expense (benefit)	$590	$489	$322
Deferred tax expense (benefit)
Federal	$(326)	$(170)	$164
State and local	(50)	(39)	55
Foreign	(62)	(70)	(17)
Total deferred tax expense (benefit)	$(438)	$(279)	$202
Provision for (benefit from) income taxes on continuing operations	152	210	524
Net income (loss) from continuing operations after taxes	$941	$1,216	$1,822

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The effective income tax rate applicable to income (loss) from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net[1]	(1.8)	(3.5)	(2.5)
Acquisitions, divestitures and ownership restructuring activities[2]	3.6	(5.4)	(0.1)
U.S. research and development credit	(5.9)	(2.2)	(2.4)
Exchange gains/losses[3]	2.0	3.7	1.9
State and local incomes taxes - net	0.9	0.3	2.1
Impact of Swiss Tax Changes[4]	(7.9)	—	0.2
Excess tax benefits/deficiencies from stock compensation	(0.5)	(0.7)	(0.2)
Tax settlements and expiration of statute of limitations	(0.3)	0.1	—
Repatriation of foreign earnings[5]	2.9	1.7	1.0
Other – net	(0.1)	(0.3)	1.3
Effective tax rate on income from continuing operations	13.9%	14.7%	22.3%
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
2.     Includes net tax charge of $46 million for the year ended December 31, 2023, associated with intellectual property realignment. Includes net tax benefits of $(55) million and $(42) million for the year ended December 31, 2022, related to deferred tax assets established upon change in a U.S. entity's tax characterization, and a worthless stock deduction on Company's investment in a subsidiary after a change in the entity's legal structure, respectively.
3.    Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 7 - Supplementary Information, and Note 20 - Financial Instruments, under the heading Foreign Currency Risk.
4. Includes net tax benefits of $(62) million and $(24) million for the year ended December 31, 2023, related to changes in deferred taxes and a tax currency change, respectively.
5. Includes the effect of withholding tax on distribution of foreign earnings to the U.S., net of U.S. foreign tax credits.

Significant components of the company's net deferred tax asset (liability) were attributable to:

Deferred Tax Balances at December 31,	2023		2022
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$353	$—	$447
Operating loss and tax credit carryforwards[1]	539	—	363	—
Accrued employee benefits	703	—	680	—
Other accruals and reserves	603	—	545	—
Intangibles	—	2,153	—	2,106
Inventory	193	—	198	—
Research and development capitalization	607	—	418	—
Investments	39	—	40	—
Unrealized exchange gains/losses	—	38	—	29
Other – net	55	—	40	—
Subtotal	$2,739	$2,544	$2,284	$2,582
Valuation allowances[2]	(510)	—	(342)	—
Total	$2,229	$2,544	$1,942	$2,582
Net Deferred Tax Asset (Liability)	$(315)		$(640)
1.    Primarily related to tax loss and credit carryforwards from operations in the United States, Switzerland, and Spain.
2.    During the year ended December 31, 2023, the company adjusted the valuation allowances recorded against the net deferred tax asset position of various legal entities, the largest of which relates to legal entities in Switzerland and Argentina.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Details of the company’s operating loss and tax credit carryforwards are shown in the following table:

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2023	2022
Operating loss carryforwards
Expire within 5 years	$103	$127
Expire after 5 years or indefinite expiration	303	158
Total operating loss carryforwards	$406	$285
Tax credit carryforwards
Expire within 5 years	$59	$15
Expire after 5 years or indefinite expiration	74	63
Total tax credit carryforwards	$133	$78
Total Operating Loss and Tax Credit Carryforwards	$539	$363

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Total Gross Unrecognized Tax Benefits	For the Year Ended December 31,
(In millions)	2023	2022	2021
Total unrecognized tax benefits as of beginning of period	$357	$377	$395
Decreases related to positions taken on items from prior years	—	(3)	(7)
Increases related to positions taken on items from prior years	23	4	13
Increases related to positions taken in the current year	16	11	9
Settlement of uncertain tax positions with tax authorities	(4)	(24)	(17)
Decreases due to expiration of statutes of limitations	(2)	(5)	(16)
Exchange (gain) loss	—	(3)	—
Total unrecognized tax benefits as of end of period	$390	$357	$377
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$173	$139	$157
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$1	$1	$1
Total accrual for interest and penalties associated with unrecognized tax benefits at end of period	$11	$13	$11

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made. As of December 31, 2023, the company has made advance deposits of approximately $90 million to a foreign taxing authority, partially as a prerequisite to petition the court related to an open tax examination. These payments are accounted for as a prepaid asset, included in other assets in the Consolidated Balance Sheets.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2023	Earliest Open Year
Jurisdiction
Argentina	2017
Brazil	2018
Canada	2016
China	2014
France	2021
India	2022
Italy	2017
Switzerland	2018
United States:
Federal income tax	2012
State and local income tax	2012

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $4,240 million at December 31, 2023. Distributions of profits from non-U.S. subsidiaries are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply; these taxes are partially offset by U.S. foreign tax credits. The company is asserting indefinite reinvestment related to certain investments in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

For periods between the Merger on August 31, 2017, and the Corteva Distribution, Corteva and its subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income. Corteva, DuPont and Dow intend that to the extent federal and/or state corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or Tax Matters Agreement. See Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements for further information related to indemnifications between Corteva, DuPont and Dow.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 (“the Act”). The Act includes tax provisions, among other things, which implement (i) a 15 percent minimum tax on book income of certain large corporations; (ii) a one percent excise tax on net stock repurchases; and (iii) several tax incentives to promote clean energy. The Act did not have a material impact on the company’s financial position, results of operations or cash flows.

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction they operate. Several jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. The company is monitoring developments and evaluating the potential impact. At this time, the company does not anticipate a material tax charge as a result of implementation of these rules.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	For the Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations after income taxes	$941	$1,216	$1,822
Net income (loss) attributable to continuing operations noncontrolling interests	12	11	10
Income (loss) from continuing operations available to Corteva common stockholders	929	1,205	1,812
Income (loss) from discontinued operations available to Corteva common stockholders	(194)	(58)	(53)
Net income (loss) available to common stockholders	$735	$1,147	$1,759

Earnings (Loss) Per Share Calculations - Basic	For the Year Ended December 31,
(Dollars per share)	2023	2022	2021
Earnings (loss) per share of common stock from continuing operations	$1.31	$1.67	$2.46
Earnings (loss) per share of common stock from discontinued operations	(0.27)	(0.08)	(0.07)
Earnings (loss) per share of common stock	$1.04	$1.59	$2.39

Earnings (Loss) Per Share Calculations - Diluted	For the Year Ended December 31,
(Dollars per share)	2023	2022	2021
Earnings (loss) per share of common stock from continuing operations	$1.30	$1.66	$2.44
Earnings (loss) per share of common stock from discontinued operations	(0.27)	(0.08)	(0.07)
Earnings (loss) per share of common stock	$1.03	$1.58	$2.37

Share Count Information	For the Year Ended December 31,
(Shares in millions)	2023	2022	2021
Weighted-average common shares - basic	709.0	720.8	735.9
Plus dilutive effect of equity compensation plans[1]	2.9	3.7	5.7
Weighted-average common shares - diluted	711.9	724.5	741.6
Potential shares of common stock excluded from EPS calculations[2]	2.3	1.5	2.8
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2023	December 31, 2022
Accounts receivable – trade[1]	$4,210	$4,168
Notes receivable – trade[1,2]	119	93
Other[3]	1,159	1,440
Total accounts and notes receivable - net	$5,488	$5,701
1.Accounts and notes receivable – trade are net of allowances of $205 million and $194 million at December 31, 2023 and 2022, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and crop protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2023 and 2022, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $131 million and $148 million as of December 31, 2023 and 2022, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the years ended December 31, 2023 and 2022 respectively:

(In millions)
Balance at December 31, 2021	$210
Net provision for credit losses	(13)
Other - net of write-offs charged against allowance	(3)
Balance at December 31, 2022	$194
Net provision for credit losses	11
Other - net of write-offs charged against allowance	—
Balance at December 31, 2023	$205

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

Trade receivables sold under these agreements were $112 million, $134 million, and $272 million for the years ended December 31, 2023, 2022 and 2021, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2023 and 2022 were $2 million and $37 million, respectively. The net proceeds received were included in cash provided by (used for) operating activities, in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the Consolidated Statements of Operations. The loss on sale of receivables were $17 million, $19 million, and $54 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on the company’s guarantees.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 11 - INVENTORIES

(In millions)	December 31, 2023	December 31, 2022
Finished products	$3,273	$3,260
Semi-finished products	2,775	2,689
Raw materials and supplies	851	862
Total inventories	$6,899	$6,811

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2023[1]	December 31, 2022
Land and land improvements	$440	$416
Buildings	1,671	1,541
Machinery and equipment	6,315	6,077
Construction in progress	530	517
Total property, plant and equipment	8,956	8,551
Accumulated depreciation	(4,669)	(4,297)
Total property, plant and equipment - net	$4,287	$4,254
1. Includes property, plant and equipment acquired in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023. See Note 4 – Business Combinations, to the Consolidated Financial Statements, for additional information.

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 2 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 2 to 7 years.

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Depreciation expense	$528	$521	$521

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2022 and 2023, respectively.

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2021	$4,672	$5,435	$10,107
Currency translation adjustment	(63)	(72)	(135)
Other goodwill adjustments[1]	9	(19)	(10)
Balance as of December 31, 2022	$4,618	$5,344	$9,962
Acquisitions[2]	512	—	512
Currency translation adjustment	53	78	131
Balance as of December 31, 2023	$5,183	$5,422	$10,605
1.Consists primarily of the goodwill included in the sale of a business in the crop protection segment and reallocation of the former digital reporting unit goodwill between the seed and the crop protection segments.
2.On March 1, 2023, the company completed the acquisitions of Stoller and Symborg, which are included in the crop protection segment. See Note 4 – Business Combinations, to the Consolidated Financial Statements, for additional information.

The company tests goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and / or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level, which is defined as the operating

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities.

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

The company performed annual quantitative testing on all of its reporting units and determined that no goodwill impairments existed in 2023 and 2022. As of December 31, 2023, accumulated impairment losses on goodwill were $4,503 million.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2023[1]			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,081)	$5,210	$6,291	$(826)	$5,465
Customer-related	2,427	(734)	1,693	1,912	(585)	1,327
Developed technology	1,849	(1,004)	845	1,485	(830)	655
Trademarks/trade names	2,111	(339)	1,772	2,009	(251)	1,758
Other[2]	395	(294)	101	395	(271)	124
Total other intangible assets with finite lives	13,073	(3,452)	9,621	12,092	(2,763)	9,329

Intangible assets not subject to amortization (indefinite-lived):
IPR&D	5	—	5	10	—	10
Total other intangible assets with indefinite lives	5	—	5	10	—	10
Total other intangible assets	$13,078	$(3,452)	$9,626	$12,102	$(2,763)	$9,339
1.Includes the intangible assets acquired in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023. See Note 4 – Business Combinations, to the Consolidated Financial Statements, for additional information.
2.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for finite-lived intangible assets was $683 million, $702 million, and $722 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2024	$683
2025	646
2026	636
2027	576
2028	554

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 14 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of approximately 1 to 39 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee generally declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2023, the company has future maximum payments for residual value guarantees in operating leases of $207 million with final expirations through 2032. The company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost	$169	$152	$158
Finance lease cost
Amortization of right-of-use assets	1	1	1
Total finance lease cost	1	1	1
Short-term lease cost	23	18	14
Variable lease cost	11	8	8
Total lease cost	$204	$179	$181

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$169	$155	$169
Financing cash outflows from finance leases	$1	$1	$1

New leases entered into during the years ended December 31, 2023 and 2022 were not material, on an individual basis. Supplemental balance sheet information related to leases is as follows:

(In millions)	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets[1]	$412	$460
Current operating lease liabilities[2]	131	119
Noncurrent operating lease liabilities[3]	355	331
Total operating lease liabilities	$486	$450

Finance Leases
Property, plant, and equipment, gross	$14	$14
Accumulated depreciation	(13)	(11)
Property, plant, and equipment, net	1	3
Short-term borrowings and finance lease obligations	1	1
Long-Term Debt	1	2
Total finance lease liabilities	$2	$3
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

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.63	7.19
Financing leases	1.36	2.36
Weighted average discount rate
Operating leases	2.98%	3.14%
Financing leases	3.29%	3.29%

Maturities of lease liabilities are as follows:

Maturity of Lease Liabilities at December 31, 2023	Operating Leases	Financing Leases
(In millions)
2024	$139	$1
2025	108	1
2026	87	—
2027	54	—
2028	43	—
2029 and thereafter	99	—
Total lease payments	530	2
Less: Interest	44	—
Present value of lease liabilities	$486	$2

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	December 31, 2023	December 31, 2022
Other loans - various currencies	$1	$23
Long-term debt payable within one year	196	—
Finance lease obligations payable within one year	1	1
Total short-term borrowings and finance lease obligations	$198	$24

Long-Term Debt
	December 31, 2023		December 31, 2022
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%
Maturing in 2026	600	4.50%	—
Maturing in 2030	500	2.30%	500	2.30%
Maturing in 2033	600	4.80%	—
Other loans:
Foreign currency loans, various rates and maturities	196	14.80%	181	14.80%
Medium-term notes, varying maturities through 2041	106	5.34%	107	4.27%
Finance lease obligations	1		2
Less: Unamortized debt discount and issuance costs	16		7
Less: Long-term debt due within one year	196		—
Total	$2,291		$1,283
Principal payments of long-term debt are $196 million, $500 million and $600 million for debt maturing in 2024, 2025 and 2026, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The estimated fair value of the company's short-term and long-term borrowings, including interest rate financial instruments was determined using Level 2 inputs within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and finance lease obligations was approximately carrying value.

The fair value of the company's long-term borrowings, including long-term debt due within one year, was $2,434 million and $1,172 million at December 31, 2023 and 2022, respectively.

Debt Offering
In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”). The proceeds of this offering are intended to be used for general corporate purposes, which may include funding of working capital, capital expenditures and share repurchases.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business ("Foreign Currency Loans"). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2023 was approximately $50 million. The company's long-term Foreign Currency Loans have varying maturities throughout 2024.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2023
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-Day Revolving Credit Facility	January 2023	500	500	January 2024	Floating Rate
Total Committed and Available Credit Facilities		$5,500	$5,500

Revolving Credit Facilities
In May 2022, EIDP entered into a $3 billion, 5 year revolving credit facility and a $2 billion, 3-year revolving credit facility (the "Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the revolving credit facilities have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2023, the company was in compliance with these covenants.

364-Day Revolving Credit Facilities
In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023, reduced the available credit from $1 billion to $500 million. In January 2024, the company amended and restated the 364-Day Revolving Credit Facility to extend the expiration date to February 26, 2024. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2023, the company was in compliance with these covenants.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $523 million at December 31, 2023. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $143 million at December 31, 2023. These letters of credit support commitments made in the ordinary course of business.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At December 31, 2023 and 2022, the outstanding obligations under supplier finance programs was approximately $115 million and $220 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2023 and 2022, the company had directly guaranteed $84 million and $88 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at December 31, 2023, approximately $15 million had terms greater than one year. The maximum future payments include $2 million and $16 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at December 31, 2023 and 2022, respectively. See Note 10 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $187 million and $202 million at December 31, 2023 and 2022, respectively.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaced the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%. Under the terms of the MOU, Corteva’s estimated aggregate share of the potential $2 billion is approximately $600 million.

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account ("MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2022.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Under the Corteva Separation Agreement, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva and DuPont (which may include a specified amount of liability associated with that liability), Corteva and DuPont are responsible for liabilities in an amount up to that specified amount plus an additional $200 million each. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont managed such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold was met, the companies share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At December 31, 2023 and December 31, 2022, the indemnification assets were $44 million and $31 million, respectively, within accounts and notes receivable - net and $104 million and $105 million, respectively, within other assets in the Consolidated Balance Sheets. At December 31, 2023 and December 31, 2022, the indemnification liabilities were $30 million and $31 million, respectively, within accrued and other current liabilities and $106 million and $115 million, respectively, within other noncurrent obligations in the Consolidated Balance Sheets.

Discontinued Operations Activity
For the year ended December 31, 2023 and 2022, the company recorded charges of $194 million and $58 million, to income (loss) from discontinued operations after income taxes, in the Consolidated Statement of Operations. The after-tax charges recognized during the year ended December 31, 2023 included approximately $175 million associated with the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Nationwide Water District Settlement and the State of Ohio related to natural resource damage claims, and charges associated with environmental remediation activities primarily at Chemours' Fayetteville Works facility. The after-tax charges recognized during the year ended December 31, 2022 primarily related to charges of $36 million associated with environmental remediation activities primarily at Chemours' Fayetteville Works facility for estimated costs for off-site water systems and on-site surface water and groundwater remediation to address and abate PFAS discharges arising out of pre-July 1, 2015 conduct. The increase is the result of changes in Chemours’ environmental remediation activities at the site under the Consent Order between Chemours and the NC DEQ. The after-tax charges recognized during the year ended December 31, 2022 also includes charges of $13 million related to the adjustment of certain prior year tax positions for previously divested businesses.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Lorsban® Lawsuits
As of December 31, 2023, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of December 31, 2023, an accrual has been established for the estimated resolution of certain claims.

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

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. In April 2023, Corteva's motion to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents was denied. At that time the court also denied Bayer’s motion to dismiss our invalidity counterclaim. The trial date is expected to be set for mid-2025.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2023, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The 2017 Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. The first was a consolidated trial of two cases; the first, a kidney cancer case, which resulted in a hung jury, while the second, Travis and Julie Abbott v. E. I. du Pont de Nemours and Company (the “Abbott Case”), a testicular cancer case, resulted in a jury verdict of $40 million in compensatory damages and $10 million for loss of consortium, plus interest. The loss of consortium award was subsequently reduced to $250,000 in accordance with state law limitations. Following entry of the judgment by the court, EIDP filed post-trial motions to reduce the verdict, and to appeal the verdict on the basis of procedural and substantive legal errors made by the trial court. After the denial of the company’s petition seeking review by the U.S. Supreme Court, the judgement, inclusive of interest, was paid on November 30, 2023, with EIDP's share being approximately $6 million.

In January 2021, Chemours, DuPont and Corteva agreed to settle the remaining approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL, with the exception of the Abbott Case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL. In August 2022, further ruling on the motion to dissolve the Ohio MDL was delayed by the district court pending the outcome of the Abbott Case by the U.S. Sixth Circuit Court of Appeals. As of December 31, 2023, 33 plaintiffs purporting to be Leach class members have filed personal injury cases, which are expected to proceed in the Ohio MDL.

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

Aqueous Firefighting Foams. Approximately 6,200 cases have been filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging PFOS or PFOA environmental contamination and/or personal injury from the use of aqueous firefighting foams. The vast majority of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Approximately 4,800 of the cases in the SC MDL were filed on behalf of firefighters who allege personal injuries (primarily prostate, kidney and testicular cancer) as a result of exposure to aqueous firefighting foams (“AFFF”). Most of these recent cases assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. Discovery is expected to take place in the first half of 2024 for potential bellwether cases. On June 1, 2023, approximately 700 AFFF cases filed relating to U.S. public water systems were included as

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
part of the Nationwide Water District Settlement (as defined below). Additionally, in December 2023, a class action was filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF.

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

The Nationwide Water District Settlement addresses the timing and logistics of the settlement payment and conditions under which the settlement might not proceed, including a walk-away right that enables the settling companies to terminate the settlement if more than a confidential, agreed number of class members opt out. A fairness hearing ahead of final approval of the settlement took place on December 14, 2023. As part of the final approval process, the SC Court will establish a timetable for notice to class members, for hearings on approval, and for class members to opt out of the settlement. A court-appointed claims administrator, under the oversight of a court-appointed special master, will be responsible for the management, allocation and distribution of the Water District Settlement Fund. Class counsel, subject to the settling companies’ consent, will nominate the persons who, if approved by the SC Court, will serve as claims administrator and special master.

The total number of requests for exclusion (“opt-outs”) remains under review by the Notice Administrator. It is expected that approximately 1,000 water districts may have opted-out of the settlement while most public water districts (approximately 93 percent of the Class) remain in the class settlement. The deadline for water districts to withdraw their request for exclusion is March 1, 2024 and opt-outs remain subject to a court review process for compliance with other settlement terms. The company continues to support this Nationwide Water District Settlement and final approval by the SC Court is expected to occur in the first quarter of 2024.

The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP. As of December 31, 2023, an accrual has been established for this settlement. If a settlement does not receive final approval, and plaintiffs elect to pursue their claims in court, the settling companies will continue to assert their strong legal defenses in pending litigation.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
as well as products liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff's trespass claims and limited plaintiffs’ nuisance claims to abatement damages.

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was settled in December 2023 for $110 million and is pending final approval under Ohio's judicial consent order process. If approved, Corteva’s share of the settlement under the MOU will be approximately $16 million. The third lawsuit, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. The plaintiff's petition for an en banc review of the dismissal was denied in January 2024.

New York. EIDP is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification, and continue to defend itself on the merits of the case, while seeking an out of court resolution. With the settlement of approximately 30 of the personal injury lawsuits, an accrual was established for this matter as of December 31, 2023.

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

Other Natural Resource Damage Cases. In addition to the natural resource cases in New Jersey and New York, 24 states and 3 U.S. territories, have filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase. While the recent mediation of the natural resource case in North Carolina concluded without resolution, discussions continue between the parties to seek a resolution. Mediation for cases in New Jersey are ongoing.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when the settlement is approved under the Ohio judicial consent order process, with Corteva’s share under the MOU being approximately $4 million. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Carpet Mill Cases. The city of Rome, GA and Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The city of Rome sought damages for the cost of the installation of a water treatment system capable of removing PFCs from the water, injunctive relief requiring the defendants to clean up the contamination in the river ways, and punitive damages. Additionally, the city of Rome sent a demand to EIDP asserting damages for the construction of a new utilities wastewater treatment system and upgrades to the city's water treatment system, along with future monitoring costs. The City of Rome case has been settled and an accrual was established as of December 31, 2023. The Centre Alabama water district carpet case has been stayed by the SC MDL. Numerous carpet manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia and Alabama, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

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

At December 31, 2023, several actions are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence and property damage allegedly caused by release of certain PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts its entitled in its pending litigation. EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law in June 2023, along with a counterclaim in October 2023. CFPUA’s motion to stay the case was granted in January 2024.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page F-38.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The accrued environmental obligations and indemnification assets include the following:

	As of December 31, 2023
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$150	$150	$286
Other discontinued or divested businesses obligations[1]	44	65	198

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	59	63	63

Environmental remediation liabilities not subject to indemnity	—	106	78

Indemnification liabilities related to the MOU[4]	26	117	29
Total	$279	$501	$654
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page F-39, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $31 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $55 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page F-44 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page F-38, under the header "Chemours / Performance Chemicals."
Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EIDP’s demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page F-42. Further ruling on this proceeding has been stayed subject to court appointed mediation.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group, filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of December 31, 2023, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 17 - STOCKHOLDERS' EQUITY

Common Stock
Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2023, 2022, and 2021:

Shares of common stock	Issued
Balance December 31, 2020	743,458,000
Issued	4,019,000
Repurchased and retired	(20,950,000)
Balance December 31, 2021	726,527,000
Issued	4,317,000
Repurchased and retired	(17,425,000)
Balance December 31, 2022	713,419,000
Issued	1,965,000
Repurchased and retired	(14,124,000)
Balance December 31, 2023	701,260,000

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 10,026,000 shares in the open market for a cost (excluding excise taxes) of $500 million during the year ended December 31, 2023.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The company completed the 2021 Share Buyback Plan during the first quarter of 2023 and repurchased and retired 4,098,000, 17,425,000 and 5,572,000 shares in the open market for a total cost of $250 million, $1 billion, and $250 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Noncontrolling Interest
Corteva, Inc. owns 100 percent of the outstanding common shares of EIDP. However, EIDP has preferred stock outstanding to third parties which is accounted for as a non-controlling interest in Corteva's Consolidated Balance Sheets. Each share of EIDP Preferred Stock - $4.50 Series and EIDP Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EIDP and was unaffected by the Corteva Distribution.

Below is a summary of the EIDP Preferred Stock at December 31, 2023 and 2022 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2021
Balance January 1, 2021	$(1,970)	$(67)	$(1,433)	$590	$(10)	$(2,890)
Other comprehensive income (loss) before reclassifications	(573)	143	996	25	3	594
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	41	(646)	7	(602)
Net other comprehensive income (loss)	(573)	139	1,037	(621)	10	(8)
Balance December 31, 2021	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
2022
Other comprehensive income (loss) before reclassifications	(340)	63	213	190	—	126
Amounts reclassified from accumulated other comprehensive income (loss)	—	(55)	20	1	—	(34)
Net other comprehensive income (loss)	(340)	8	233	191	—	92
Balance December 31, 2022	$(2,883)	$80	$(163)	$160	$—	$(2,806)
2023
Other comprehensive income (loss) before reclassifications	425	(123)	(188)	38	—	152
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	(2)	(9)	—	(23)
Net other comprehensive income (loss)	425	(135)	(190)	29	—	129
Balance December 31, 2023	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
1.The cumulative translation adjustment gains for the year ended December 31, 2023 was primarily driven by the weakening of the U.S. Dollar (“USD”) against the Swiss Franc ("CHF"), Brazilian Real ("BRL") and European Euro ("EUR"). The cumulative translation adjustment losses for the year ended December 31, 2022 was primarily driven by the strengthening of the U.S. Dollar (“USD”) against the European Euro ("EUR"), Indian Rupee (“INR”), South African Rand (“ZAR”) and Philippine Peso (“PHP”). The cumulative translation adjustment losses for the year ended December 31, 2021 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the European Euro ("EUR"), Swiss franc ("CHF") and Turkish Lira (“TRY”).

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Derivative instruments	$50	$3	$(41)
Pension benefit plans - net	60	(68)	(319)
Other benefit plans - net	(9)	(56)	188
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$101	$(121)	$(172)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Derivative Instruments[1]:	$(8)	$(63)	$(13)
Tax (benefit) expense[2]	(4)	8	9
After-tax	$(12)	$(55)	$(4)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(3)	$(3)	$(2)
Actuarial (gains) losses[3,4]	—	3	55
Settlement (gain) loss[3,4]	—	25	1
Total before tax	(3)	25	54
Tax (benefit) expense[2]	1	(5)	(13)
After-tax	$(2)	$20	$41
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(2)	$(1)	$(922)
Actuarial (gains) losses[3,4]	(10)	2	81
Curtailment (gain) loss	—	—	(1)
Total before tax	(12)	1	(842)
Tax (benefit) expense[2]	3	—	196
After-tax	$(9)	$1	$(646)
Unrealized (Gain) Loss on Investments[4]	$—	$—	$7
Tax (benefit) expense[2]	—	—	—
After-tax	$—	$—	$7
Total reclassifications for the period, after-tax	$(23)	$(34)	$(602)
1.Reflected in cost of goods sold in the Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 18 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the Consolidated Statements of Operations.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 18 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pension Plans
The company has both funded and unfunded noncontributory defined benefit pension plans covering employees in the U.S. and non-U.S. countries. The principal U.S. pension plan is the largest pension plan held by Corteva. Effective January 1, 2007, most new hires were no longer eligible to participate in the U.S. defined benefit pension plans. On November 30, 2018, the company froze the pay and service amounts used to calculate the pension benefits for active employees who participate in the pension plan. As a result, no participants are currently accruing additional benefits in the pension plan.

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

The company made total contributions of $52 million, $60 million, and $49 million to its pension plans other than the principal U.S. pension plan for the years ended December 31, 2023, 2022 and 2021, respectively. Corteva expects to contribute approximately $50 million to its pension plans other than the principal U.S. pension plan in 2024. The company does not anticipate making contributions to its principal U.S pension plan in 2024.

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

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2023	December 31, 2022
Discount rate	4.97%	5.17%
Rate of increase in future compensation levels[1]	2.87%	2.83%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2023	2022	2021
Discount rate	5.17%	3.33%	2.44%
Rate of increase in future compensation levels[1]	2.83%	2.55%	2.54%
Expected long-term rate of return on plan assets	4.55%	4.51%	5.73%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

Other Post-Employment Benefits
The company has historically provided medical, dental and life insurance benefits to certain pensioners and survivors. The majority of U.S. employees hired on or after January 1, 2007, and eligible employees under the age of 50 as of November 30, 2018, are not eligible to participate in the post-employment medical, dental and life insurance plans. Substantially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with costs shared between the company and pensioners and survivors. For Medicare eligible pensioners and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
survivors, Corteva provides a company-funded Health Reimbursement Arrangement ("HRA"). In December 2020, the company amended its retiree medical, dental and life insurance plans resulting in the company no longer providing retiree dental and life insurance benefits effective January 1, 2022 and Corteva’s portion of the cost of non-Medicare retiree medical coverage no longer being adjusted for cost increases, which capped the Corteva cost at the level in effect as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $939 million decrease in other post-employment benefits ("OPEB") benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income for the year ended December 31, 2020. A substantial amount of the prior service benefit within other comprehensive income (loss) in 2020 was recognized in other income (expense) - net in the Consolidated Statement of Operations during 2021 with the remainder recognized during 2022.

The company also provides disability benefits to employees. In most countries, employee disability benefit plans are insured. In the U.S., these plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-51.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $97 million, $122 million, and $198 million for the years ended December 31, 2023, 2022 and 2021, respectively. Changes in cash requirements reflect the net impact of per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-payments and deductibles. In 2024, the company expects to contribute approximately $115 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2023	December 31, 2022
Discount rate	4.92%	5.09%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2023	2022	2021
Discount rate	5.09%	2.59%	2.09%

As of December 31, 2023, 2022 and 2021, health care cost trend rates do not impact the benefit obligations for the OPEB plans because of the 2020 OPEB Plan Amendments.

Assumptions
For the U.S. plan, the company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for the plan. The company's historical experience with the pension fund asset performance is also considered. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

In the U.S., Corteva calculates service costs and interest costs by applying individual spot rates from a yield curve (based on high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Service cost and interest cost for all other plans are determined based on the single equivalent discount rates derived in determining those plan obligations.

For U.S. benefit plans, the discount rates utilized to measure the pension and other post-employment benefit obligations are based on the yield of high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows are individually discounted at the spot rates under the Aon AA_Above Median yield curve (based on high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The company adopts the most recently published mortality tables and mortality improvement scale released by the Society of Actuaries in measuring its U.S. pension and other post-employment benefit obligations. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

Summarized information on the company's pension and other post-employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post-Employment Benefits
(In millions)	For the Year Ended December 31,		For the Year Ended December 31,
	2023	2022	2023	2022
Change in benefit obligations:
Benefit obligation at beginning of the period	$13,982	$19,775	$1,021	$1,362
Service cost	18	20	1	1
Interest cost	690	505	49	26
Plan participants' contributions	1	1	20	20
Actuarial (gain) loss	311	(3,759)	(49)	(246)
Benefits paid	(1,304)	(1,460)	(117)	(142)
Other[1]	(257)	(1,080)	—	—
Effect of foreign exchange rates	(1)	(20)	—	—
Benefit obligations at end of the period	$13,440	$13,982	$925	$1,021

Change in plan assets:
Fair value of plan assets at beginning of the period	$12,584	$17,827	$—	$—
Actual return on plan assets	661	(2,765)	—	—
Employer contributions	52	60	97	122
Plan participants' contributions	1	1	20	20
Benefits paid	(1,304)	(1,460)	(117)	(142)
Other[1]	(257)	(1,080)	—	—
Effect of foreign exchange rates	18	1	—	—
Fair value of plan assets at end of the period	$11,755	$12,584	$—	$—
Funded status
U.S. plan with plan assets	$(1,336)	$(1,050)	$—	$—
Non-U.S. plans with plan assets	(43)	(30)	—	—
All other plans [2,3]	(306)	(318)	(925)	(1,021)
Funded status at end of the period	$(1,685)	$(1,398)	$(925)	$(1,021)
1.Primarily relates to transfers of certain benefit obligations and related assets associated with the principal U.S. pension plan to an insurance company through the purchase of nonparticipating group annuity contracts.
2.As of December 31, 2023 and 2022, $155 million and $182 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.
3.Includes pension plans maintained around the world where funding is not customary.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post-Employment Benefits
(In millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$2	$3	$—	$—
Accrued and other current liabilities	(31)	(35)	(114)	(132)
Pension and other post-employment benefits - noncurrent	(1,656)	(1,366)	(811)	(889)
Net amount recognized	$(1,685)	$(1,398)	$(925)	$(1,021)

Pretax amounts recognized in accumulated other comprehensive income (loss):
Net gain (loss)	$(487)	$(238)	$238	$198
Prior service benefit (cost)	22	23	14	16
Pretax balance in accumulated other comprehensive income (loss) at end of year	$(465)	$(215)	$252	$214

The loss related to the change in pension and OPEB plan benefit obligations for the period ended December 31, 2023 is mainly due to the reduction in the discount rate.

The accumulated benefit obligation for all pension plans was $13.4 billion and $14.0 billion at December 31, 2023 and 2022, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2023	December 31, 2022
(In millions)
Projected benefit obligations	$13,262	$13,832
Fair value of plan assets	11,575	12,430

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2023	December 31, 2022
(In millions)
Accumulated benefit obligations	$13,155	$13,676
Fair value of plan assets	11,488	12,290

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Defined Benefit Pension Plans			Other Post-Employment Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive income (loss)	2023	2022	2021	2023	2022	2021
Net Periodic Benefit (Credit) Cost:
Service cost	$18	$20	$25	$1	$1	$1
Interest cost	690	505	364	49	26	21
Expected return on plan assets	(605)	(720)	(915)	—	—	—
Amortization of unrecognized loss (gain)	—	3	55	(10)	2	81
Amortization of prior service (benefit) cost	(3)	(3)	(2)	(2)	(1)	(922)
Curtailment (gain) loss	—	—	—	—	—	(1)
Settlement loss	—	25	1	—	—	—
Net periodic benefit (credit) cost - Total	$100	$(170)	$(472)	$38	$28	$(820)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	$(255)	$274	$1,284	$49	$246	$33
Amortization of unrecognized (gain) loss	—	3	55	(10)	2	81
Prior service benefit (cost)	—	—	15	—	—	—
Amortization of prior service (benefit) cost	(3)	(3)	(2)	(2)	(1)	(922)
Curtailment (gain) loss	—	—	—	—	—	(1)
Settlement loss	—	25	1	—	—	—
Effect of foreign exchange rates	8	2	3	1	—	—
Total benefit (loss) recognized in other comprehensive income (loss), attributable to Corteva	$(250)	$301	$1,356	$38	$247	$(809)
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$(350)	$471	$1,828	$—	$219	$11

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2023	Defined Benefit Pension Plans	Other Post-Employment Benefits
(In millions)
2024	$1,251	$113
2025	1,214	106
2026	1,182	99
2027	1,149	93
2028	1,112	86
Years 2029-2033	4,994	344
Total	$10,902	$841

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

U.S. plan assets are managed by investment professionals employed by Corteva, and plan assets for non-U.S. plans are managed by professional investment firms unrelated to the company. Corteva's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by the Pension Investment Committee. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives." Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2023	December 31, 2022
Asset Category
U.S. equity securities	9%	8%
Non-U.S. equity securities	5	7
Fixed income securities	64	64
Hedge funds	2	3
Private market securities	11	11
Real estate	7	6
Cash and cash equivalents	2	1
Total	100%	100%

U.S. equity investments are primarily large-cap companies. Non-U.S. equity securities include varying market capitalization levels. Fixed income securities include corporate-issued, government-issued and asset-backed securities of both U.S. and non-U.S. issuers. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S. fixed income securities. Other investments include cash and cash equivalents, hedge funds, real estate and private market securities such as interests in private equity and venture capital partnerships.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2023
(In millions)
Cash and cash equivalents	$1,148	$1,148	$—	$—
U.S. equity securities [1]	1,108	1,106	1	1
Non-U.S. equity securities	441	439	—	2
Debt – government-issued	1,601	—	1,601	—
Debt – corporate-issued	3,908	—	3,906	2
Debt – asset-backed	637	—	637	—
Hedge funds	5	—	2	3
Private market securities	6	—	—	6
Real estate funds	52	—	—	52
Other	55	—	—	55
Subtotal	$8,961	$2,693	$6,147	$121
Investments measured at net asset value
Debt - government issued	42
Debt - corporate-issued	3
U.S. equity securities	19
Non-U.S. equity securities	21
Hedge funds	143
Private market securities	1,928
Real estate funds	768
Total investments measured at net asset value	$2,924
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	315
Pension trust payables [3]	(445)
Total	$11,755
1.The Corteva pension plans directly held $204 million (approximately 2 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2023.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,348	$1,348	$—	$—
U.S. equity securities[1]	1,200	1,195	2	3
Non-U.S. equity securities	806	806	—	—
Debt – government-issued	1,669	—	1,669	—
Debt – corporate-issued	3,822	—	3,822	—
Debt – asset-backed	695	—	695	—
Hedge funds	3	—	—	3
Private market securities	4	—	—	4
Real estate funds	132	—	—	132
Derivatives – asset position	2	—	2	—
Other	62	—	—	62
Subtotal	$9,743	$3,349	$6,190	$204
Investments measured at net asset value
Debt - government issued	35
Debt - corporate-issued	3
U.S. equity securities	20
Non-U.S. equity securities	20
Hedge funds	347
Private market securities	1,991
Real estate funds	669
Total investments measured at net asset value	$3,085
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	161
Pension trust payables[3]	(405)
Total	$12,584
1.The Corteva pension plans directly held $250 million (approximately 2 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2022.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2023 and 2022:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Hedge funds	Private market securities	Real estate	Other	Total
(In millions)
Balance at January 1, 2022	$4	$—	$2	$—	$3	$26	$75	$110
Actual return on assets:
Relating to assets sold during the year ended December 31, 2022	1	—	(15)	—	(9)	—	—	(23)
Relating to assets held at December 31, 2022	—	(13)	13	(8)	10	8	(1)	9
Purchases, sales and settlements, net	(2)	1	—	—	—	(1)	(12)	(14)
Transfers in or out of Level 3, net	—	12	—	11	—	99	—	122
Balance at December 31, 2022	$3	$—	$—	$3	$4	$132	$62	$204
Actual return on assets:
Relating to assets sold during the year ended December 31, 2023	(1)	(9)	—	—	—	—	—	(10)
Relating to assets held at December 31, 2023	—	10	(5)	—	2	(24)	4	(13)
Purchases, sales and settlements, net	(1)	1	7	—	—	(35)	(13)	(41)
Transfers in or out of Level 3, net	—	—	—	—	—	(21)	2	(19)
Balance at December 31, 2023	$1	$2	$2	$3	$6	$52	$55	$121

Trust Assets
EIDP entered into a trust agreement in 2013 (as amended and restated in 2017, "the Trust") that established and requires EIDP to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event and resulted in a contribution to the Trust by EIDP. Additionally, the Separation resulted in Corteva transferring a portion of the balance of the Trust to DuPont at the Separation date. During the years ended December 31, 2023 and 2022, $47 million and $58 million, respectively, was distributed to EIDP according to the Trust agreement, and at December 31, 2023 and 2022, the balance in the Trust was $214 million and $251 million, respectively. The Trust Assets are classified as current restricted cash equivalents and included within other current assets in the Consolidated Balance Sheets. See Note 7 - Supplementary Information, to the Consolidated Financial Statements, for further information.

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

Corteva's contributions to the Plan were $101 million, $97 million, and $63 million for the years ended December 31, 2023, 2022 and 2021, respectively. Corteva's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $45 million, $36 million, and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 19 - STOCK-BASED COMPENSATION

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

As discussed in Note 16 - Commitments and Contingent Liabilities, on April 1, 2019 the company entered into an employee matters agreement (the "EMA") with DuPont and Dow that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur. With some exceptions, the EMA provides for the equitable adjustment of existing equity incentive compensation awards denominated in the common stock of DowDuPont to reflect the occurrence of the Distributions.

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

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. At December 31, 2023, approximately 10 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in income (loss) from continuing operations before income taxes within the Consolidated Statement of Operations was $54 million, $55 million, and $79 million for the years ended December 31, 2023, 2022 and 2021, respectively. The income tax benefits related to stock-based compensation arrangements were $(10) million, $(10) million, and $(15) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options

The exercise price of shares subject to option is equal to the market price of the company's common stock on the date of grant. All options vest serially over a period of three years. Stock option awards granted under the OIP between June 2019 and 2023 expire 10 years after the grant date. Stock option awards granted under the EIP (previous plan) between 2016 and May 2019 expire 10 years after the grant date. Stock option awards granted under the Historical Dow plans subsequent to 2013 expire 10 years after the grant date.

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the assumptions set forth in the below table. The weighted-average grant-date fair value of options granted for the years ended December 31, 2023, 2022 and 2021 was $21.42, $14.12 and $11.77, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Weighted-Average Assumptions	For the Year ended December 31,
	2023	2022	2021
Dividend yield	0.96%	1.09%	1.14%
Expected volatility	31.07%	28.95%	29.44%
Risk-free interest rate	4.1%	1.9%	1.0%
Expected life of stock options granted during period (years)	6.0	6.0	6.0

The company determined the dividend yield by dividing the annualized dividend on Corteva’s Common Stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. For the years ended December 31, 2023, 2022 and 2021, the measurement of volatility is based on the average volatility of eight of Corteva's peer companies. Corteva's peer volatility is based on the historical volatility of each business respectively. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by utilizing the simplified method for estimating expected term.

The following table summarizes stock option activity for year ended December 31, 2023:

Stock Options	For the Year Ended December 31, 2023
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	4,225	$39.13	5.37	$82,917
Granted	298	62.29
Exercised	(547)	33.81
Forfeited/Expired	(60)	39.86
Outstanding at December 31, 2023	3,916	$41.61	4.99	$30,060
Exercisable at December 31, 2023	3,255	$38.91	4.32	$29,735

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period ended December 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 were $14 million, $43 million, and $43 million, respectively. The company recognized tax benefits from options exercised for the years ended December 31, 2023, 2022 and 2021 of $(3) million, $(8) million and $(8) million, respectively.

As of December 31, 2023, $6 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1.1 years.

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

The company grants PSUs to senior leadership. In 2023, there were 284,174 PSUs granted. Vesting for PSUs granted in 2023 and 2022 is partially based on the realization of the Company’s improvement of its Return on Net Assets (“RONA”) and Operating Earnings Per Share ("EPS") during the Performance Period. Vesting for PSUs granted in 2021 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating EPS during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in 2023 of $62.29 was based upon the market price of the underlying common stock as of the grant date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Nonvested awards of RSUs and PSUs are shown below.

RSUs & PSUs	For the Year Ended December 31, 2023
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2023	3,955	$43.56
Granted	1,309	62.22
Vested	(1,501)	38.48
Forfeited	(267)	39.36
Nonvested at December 31, 2023	3,496	$53.05

The total fair value of stock units vested for the years ended December 31, 2023, 2022 and 2021 was $58 million, $88 million and $56 million, respectively. The weighted-average grant-date fair value of stock units granted for the years ended December 31, 2023, 2022 and 2021 was $62.22, $51.99 and $45.30, respectively.

As of December 31, 2023, $60 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.14 years.

NOTE 20 - FINANCIAL INSTRUMENTS

At December 31, 2023 and 2022, the company had $1,746 million and $2,296 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $98 million and $124 million at December 31, 2023 and 2022, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $55 million and $27 million at December 31, 2023 and 2022, respectively, of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the Consolidated Balance Sheets, as these securities had maturities of more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The company’s held-to-maturity securities relating to investments in foreign government bonds at December 31, 2023 and available-for-sale securities sold during the year ended December 31, 2021 are discussed further in the “Debt Securities” section.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The aggregate notional amounts for the company's derivative instruments that are designated and not designated as hedging instruments was a net buy (sell) position of $(1,600) million and $2,559 million at December 31, 2023 and 2022, respectively.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$55	$47	$(16)
Additions and revaluations of derivatives designated as cash flow hedges	(87)	102	92
Clearance of hedge results to earnings	(39)	(94)	(29)
Ending balance	$(71)	$55	$47

At December 31, 2023, an after-tax net loss of $58 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Beginning balance	$10	$32	$(17)
Additions and revaluations of derivatives designated as cash flow hedges	(36)	(61)	24
Clearance of hedges results to earnings	27	39	25
Ending balance	$1	$10	$32

At December 31, 2023, an after-tax net gain of $1 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
The company had designated €450 million of forward contracts to exchange EUR as net investment hedges. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges expired and were settled in March 2023.

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

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans. The company uses commodity contracts to offset a portion of the company’s exposure to commodity price fluctuations so that gains and losses on the contracts offset changes in the commodity price over the relevant aggregate period. The company uses forward agreements, with durations less than one year, to buy and sell USD priced commodities in order to reduce its exposure to currency devaluation for a portion of its local currency cash balances. Counterparties to the forward sales agreements are multinational grain exporters and subject to the company’s financial risk management procedures.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$—
Commodity Contracts	Other current assets	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	83	(33)	50
Commodity Contracts	Other current assets	2	—	2
Total asset derivatives		$88	$(33)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity Contracts	Accrued and other current liabilities	6	—	6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	38	(33)	5
Commodity contracts	Accrued and other current liabilities	8	—	8
Total liability derivatives		$75	$(33)	$42

		December 31, 2022
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$—	$41
Commodity Contracts	Other current assets	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	51	(40)	11
Total asset derivatives		$96	$(40)	$56

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$9	$—	$9
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	58	(40)	18
Total liability derivatives		$70	$(40)	$30
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	For the Year Ended December 31,
(In millions)	2023	2022	2021
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$28	$37
Cash flow hedges:
Foreign currency contracts	(54)	(90)	27
Commodity contracts	(123)	130	129
Total derivatives designated as hedging instruments	$(177)	$68	$193
1.OCI is defined as other comprehensive income (loss).

(in millions)	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	For the Year Ended December 31,
	2023	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(41)	$(59)	$(29)
Commodity contracts[2]	49	122	42
Total derivatives designated as hedging instruments	8	63	13
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(28)	(12)	18
Foreign currency contracts[2]	(77)	(6)	(14)
Commodity contracts[2,4]	(20)	(21)	(18)
Commodity contracts[3]	2	—	—
Total derivatives not designated as hedging instruments	(123)	(39)	(14)
Total derivatives	$(115)	$24	$(1)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold, in the Consolidated Statement of Operations.
3.Recognized in other income (expense) - net, in the Consolidated Statement of Operations. Note that the net loss from foreign currency contracts was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 7 - Supplementary Information, to the Consolidated Financial Statements for additional information.
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the Consolidated Statement of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at December 31, 2023 and 2022. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The company's investments in debt securities at December 31, 2023 with a contractual maturity within one year and between one to five years was $85 million and $55 million, respectively.

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

NOTE 21 - FAIR VALUE MEASUREMENTS

The table below summarizes the basis used to measure certain assets and liabilities relating to marketable securities and derivative assets and liabilities at fair value on a recurring basis.

Significant Other Observable Inputs	December 31, 2023	December 31, 2022
(In millions)	Level 2	Level 2
Assets at fair value:
Marketable securities	$98	$124
Derivatives relating to:[1]
Foreign currency	83	92
Commodity Contracts	5	4
Total assets at fair value	$186	$220
Liabilities at fair value:
Derivatives relating to:[1]
Foreign currency	61	67
Commodity contracts	14	3
Total liabilities at fair value	$75	$70
1.See Note 20 - Financial Instruments, to the Consolidated Financial Statements, for the classification of derivatives in the Consolidated Balance Sheets.

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

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 20 - Financial Instruments, to the Consolidated Financial Statements, for further information on the types of instruments used by the company for risk management.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2023 and 2022.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests.

Fair Value Measurements on a Nonrecurring Basis
As part of the Crop Protection Operations Strategy Restructuring Program, the company plans to exit its production activities at its site in Pittsburg, California, as well as cease operations in select manufacturing lines at other locations. As a result, the company recognized a pre-tax non-cash impairment charge of $152 million to restructuring and asset related charges – net, in the Consolidated Statement of Operations, consisting of a charge of $92 million and $60 million relating to operating lease assets and property, plant and equipment, respectively, which were classified as Level 3 measurements using unobservable inputs.

See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

NOTE 22 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	For the Year Ended December 31,
(In millions)	2023	2022	2021
United States	$7,783	$7,553	$6,782
Canada	807	741	754
EMEA	3,367	3,256	3,123
Latin America[1]	3,906	4,445	3,545
Asia Pacific	1,363	1,460	1,451
Total	$17,226	$17,455	$15,655
1.Net sales for Brazil for the years ended December 31, 2023, 2022 and 2021 were $2,523 million, $3,137 million and $2,315 million, respectively.

	Net Property
	As of December 31,
(In millions)	2023	2022	2021
United States	$2,922	$2,992	$3,051
Canada	119	116	114
EMEA	548	538	566
Latin America	608	506	468
Asia Pacific	90	102	130
Total	$4,287	$4,254	$4,329

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 23 - SEGMENT INFORMATION
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

Crop Protection
The crop protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2023
Net sales	$9,472	$7,754	$17,226
Segment operating EBITDA	2,117	1,374	3,491
Depreciation and amortization	814	397	1,211
Segment assets	22,732	15,004	37,736
Investments in nonconsolidated affiliates	39	76	115
Purchases of property, plant and equipment	332	263	595
As of and for the Year Ended December 31, 2022
Net sales	8,979	8,476	17,455
Segment operating EBITDA	1,656	1,684	3,340
Depreciation and amortization	839	384	1,223
Segment assets	22,952	14,097	37,049
Investments in nonconsolidated affiliates	35	67	102
Purchases of property, plant and equipment	225	380	605
As of and for the Year Ended December 31, 2021
Net sales	8,402	7,253	15,655
Segment operating EBITDA	1,512	1,202	2,714
Depreciation and amortization	866	377	1,243
Segment assets	23,270	12,428	35,698
Investments in nonconsolidated affiliates	29	47	76
Purchase of property, plant and equipment	237	336	573

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	For the Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations after income taxes	$941	$1,216	$1,822
Provision for (benefit from) income taxes on continuing operations	152	210	524
Income (loss) from continuing operations before income taxes	1,093	1,426	2,346
Depreciation and amortization	1,211	1,223	1,243
Interest income	(283)	(124)	(77)
Interest expense	233	79	30
Exchange (gains) losses - net	397	229	54
Non-operating (benefits) costs - net[1]	151	(111)	(1,256)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items	579	502	236
Corporate expenses	110	116	138
Segment operating EBITDA	$3,491	$3,340	$2,714
1.The year ended December 31, 2021 includes non-cash benefits related to the 2020 OPEB Plan Amendments. Refer to Note 18 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements, for additional information.

Segment assets to total assets (in millions)	December 31, 2023	December 31, 2022
Total segment assets	$37,736	$37,049
Corporate assets	5,260	5,569
Total assets	$42,996	$42,618

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The years ended December 31, 2023, 2022 and 2021, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2023
Restructuring and asset related charges - net [1]	$(86)	$(228)	$(22)	$(336)
Estimated settlement expense [2]	—	(204)	—	(204)
Inventory write-offs [3]	(7)	—	—	(7)
Spare parts write-off [4]	—	(12)	—	(12)
Gain (loss) on sale of business, assets and equity investments [3]	4	10	—	14
Employee Retention Credit	—	3	—	3
AltEn facility remediation charges	(10)	—	—	(10)
Seed sale associated with Russia Exit [3,5]	18	—	—	18
Acquisition-related costs [6]	—	(45)	—	(45)
Total	$(81)	$(476)	$(22)	$(579)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2022
Restructuring and asset related charges - net [1]	$(228)	$(37)	$(98)	$(363)
Estimated settlement expense [2]	—	(87)	—	(87)
Inventory write-offs [3]	(33)	—	—	(33)
Gain (loss) on sale of business, assets and equity investments [3]	(5)	15	—	10
Settlement costs associated with Russia Exit [3]	(8)	—	—	(8)
Employee Retention Credit	6	3	—	9
AltEn facility remediation charges	(33)	—	—	(33)
Seed sale associated with Russia Exit [3,5]	3	—	—	3
Total	$(298)	$(106)	$(98)	$(502)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2021
Restructuring and asset related charges - net [1]	$(152)	$(59)	$(78)	$(289)
Equity securities mark-to-market gain (loss)	47	—	—	47
Employee Retention Credit	37	23	—	60
Contract termination	(30)	(24)	—	(54)
Total	$(98)	$(60)	$(78)	$(236)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
4.Incremental loss associated with activities related to the Crop Protection Operations Strategy Restructuring Program.
5.Includes a benefit of $18 million and $3 million for the years ended December 31, 2023 and 2022, respectively, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the Company was contractually required to purchase. It consists of $71 million and $8 million of net sales and $53 million and $5 million of cost of goods sold for the years ended December 31, 2023 and 2022, respectively.
6.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up. See Note 4 - Business Combinations, to the Consolidated Financial Statements, for additional information.

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
Management assessed the effectiveness of EIDP's internal control over financial reporting as of December 31, 2023, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EIDP maintained effective internal control over financial reporting as of December 31, 2023. Management’s assessment of the effectiveness of EIDP’s internal control over financial reporting as of December 31, 2023 excluded the Stoller and Symborg acquisitions, which were completed in March 2023. Total assets, excluding goodwill and other intangible assets, and net sales of Stoller and Symborg represent approximately 1 percent and 2 percent, respectively, of EIDP’s consolidated assets and net sales, as of and for the year ended December 31, 2023. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EIDP's internal control over financial reporting as of December 31, 2023, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David J. Anderson Executive Vice President, Chief Financial Officer and Director
February 8, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EIDP, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EIDP, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Stoller Group, Inc. (“Stoller”) and Quorum Vital Investment, S.L. and its affiliates (“Symborg”) businesses from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded the Stoller and Symborg businesses from our audit of internal control over financial reporting. These businesses, each of which is wholly owned, comprised, in the aggregate, total assets, excluding goodwill and other intangible assets, and total net sales excluded from management’s assessment and our audit of internal control over financial reporting of approximately 1 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Goodwill (Seed Reporting Unit) Impairment Assessment

As described in Notes 2 and 13 to the Corteva, Inc. consolidated financial statements, the Company’s consolidated goodwill balance was $10.6 billion as of December 31, 2023, and the goodwill associated with the seed reporting unit was $5.4 billion. Management tests goodwill for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Management performs an annual goodwill impairment test in the fourth quarter. If management chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. Management performed quantitative testing on its seed reporting unit and determined that no goodwill impairment existed in 2023. Management determined fair value for the seed reporting unit using a discounted cash flow model. Management’s significant assumptions in this analysis included future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

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
February 8, 2024

We have served as the Company’s auditor since 1946.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2023	2022	2021
Net sales	$17,226	$17,455	$15,655
Cost of goods sold	9,920	10,436	9,220
Research and development expense	1,337	1,216	1,187
Selling, general and administrative expenses	3,176	3,173	3,209
Amortization of intangibles	683	702	722
Restructuring and asset related charges - net	336	363	289
Other income (expense) - net	(448)	(60)	1,348
Interest expense	253	124	80
Income (loss) from continuing operations before income taxes	1,073	1,381	2,296
Provision for (benefit from) income taxes on continuing operations	147	199	512
Income (loss) from continuing operations after income taxes	926	1,182	1,784
Income (loss) from discontinued operations after income taxes	(194)	(58)	(53)
Net income (loss)	732	1,124	1,731
Net income (loss) attributable to noncontrolling interests	2	1	—
Net income (loss) attributable to EIDP, Inc.	$730	$1,123	$1,731

See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$732	$1,124	$1,731
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	425	(340)	(573)
Adjustments to pension benefit plans	(190)	233	1,037
Adjustments to other benefit plans	29	191	(621)
Unrealized gain (loss) on investments	—	—	10
Derivative instruments	(135)	8	139
Total other comprehensive income (loss)	129	92	(8)
Comprehensive income (loss)	861	1,216	1,723
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	1	—
Comprehensive income (loss) attributable to EIDP, Inc.	$859	$1,215	$1,723

See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$2,644	$3,190
Marketable securities	98	124
Accounts and notes receivable - net	5,488	5,701
Inventories	6,899	6,812
Other current assets	1,131	968
Total current assets	16,260	16,795
Investment in nonconsolidated affiliates	115	102
Property, plant and equipment	8,956	8,551
Less: Accumulated depreciation	4,669	4,297
Net property, plant and equipment	4,287	4,254
Goodwill	10,605	9,962
Other intangible assets	9,626	9,339
Deferred income taxes	584	479
Other assets	1,896	1,687
Total Assets	$43,373	$42,618
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$198	$24
Accounts payable	4,280	4,895
Income taxes payable	174	183
Deferred revenue	3,406	3,388
Accrued and other current liabilities	2,347	2,258
Total current liabilities	10,405	10,748
Long-term debt	2,291	1,283
Long-term debt - Related party	—	789
Other noncurrent liabilities
Deferred income tax liabilities	899	1,119
Pension and other post-employment benefits	2,467	2,255
Other noncurrent obligations	1,651	1,675
Total noncurrent liabilities	7,308	7,121
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2023 and December 31, 2022:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	24,349	24,284
Retained earnings (accumulated deficit)	3,747	3,031
Accumulated other comprehensive income (loss)	(2,677)	(2,806)
Total EIDP, Inc. stockholders’ equity	25,658	24,748
Noncontrolling interests	2	1
Total equity	25,660	24,749
Total Liabilities and Equity	$43,373	$42,618
See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$732	$1,124	$1,731
(Income) loss from discontinued operations after income taxes	194	58	53
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,211	1,223	1,243
Provision for (benefit from) deferred income tax	(438)	(288)	199
Net periodic pension and OPEB (credits) costs	138	(142)	(1,292)
Pension and OPEB contributions	(149)	(182)	(247)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(22)	(18)	(21)
Restructuring and asset related charges - net	336	363	289
Other net loss	578	305	154
Changes in assets and liabilities, net
Accounts and notes receivable	358	(993)	(113)
Inventories	57	(1,715)	(422)
Accounts payable	(663)	807	526
Deferred Revenue	(11)	194	574
Other assets and liabilities	(913)	143	57
Cash provided by (used for) operating activities - continuing operations	1,408	879	2,731
Cash provided by (used for) operating activities - discontinued operations	(40)	(40)	(42)
Cash provided by (used for) operating activities	1,368	839	2,689
Investing activities
Capital expenditures	(595)	(605)	(573)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	57	73	75
Acquisitions of businesses - net of cash acquired	(1,456)	—	—
Escrow funding associated with acquisitions	—	(36)	—
Investments in and loans to nonconsolidated affiliates	(32)	(12)	(4)
Purchases of investments	(148)	(344)	(204)
Proceeds from sales and maturities of investments	147	295	345
Proceeds from settlement of net investment hedge	42	—	—
Other investing activities, net	(2)	(3)	(1)
Cash provided by (used for) investing activities	(1,987)	(632)	(362)
Financing activities
Net change in borrowings (less than 90 days)	(6)	(13)	13
Proceeds from related party debt	29	48	52
Payments on related party debt	(818)	(1,422)	(1,349)
Proceeds from debt	3,429	1,358	419
Payments on debt	(2,309)	(1,140)	(421)
Proceeds from exercise of stock options	31	88	100
Other financing activities, net	(54)	(66)	(42)
Cash provided by (used for) financing activities	302	(1,147)	(1,228)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(143)	(278)	(136)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(460)	(1,218)	963
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,618	4,836	3,873
Cash, cash equivalents and restricted cash equivalents at end of period	$3,158	$3,618	$4,836
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized[1]	$234	$75	$30
Income taxes	535	467	341
1.Reflects interest, net of amounts capitalized, paid to external parties. For information associated with interest paid on related party debt refer to EIDP's Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance at January 1, 2021	$239	$—	$24,049	$203	$(2,890)	$—	$21,601
Net income (loss)				1,731			1,731
Other comprehensive income (loss)					(8)		(8)
Share-based compensation			59	(3)			56
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)			(10)
Issuance of Corteva Stock			100				100
Other - net			(12)	1			(11)
Balance at December 31, 2021	$239	$—	$24,196	$1,922	$(2,898)	$—	$23,459
Net income (loss)				1,123		1	1,124
Other comprehensive income (loss)					92		92
Share-based compensation			12	(2)			10
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)			(10)
Issuance of Corteva Stock			88				88
Other - net			(12)	(2)			(14)
Balance at December 31, 2022	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				730		2	732
Other comprehensive income (loss)					129		129
Share-based compensation			28	(2)			26
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)			(10)
Issuance of Corteva Stock			40				40
Other - net			(3)	(2)		(1)	(6)
Balance at December 31, 2023	$239	$—	$24,349	$3,747	$(2,677)	$2	$25,660
See Notes to the Consolidated Financial Statements beginning on page F-79.

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
•Capital Structure - At December 31, 2023, Corteva, Inc.'s capital structure consists of 701,260,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the footnotes from the Corteva 10-K:
•Note 1 - Background and Basis of Presentation - refer to page F-11 of the Corteva, Inc. Consolidated Financial Statements
•Note 2 - Summary of Significant Accounting Policies - refer to page F-12 of the Corteva, Inc. Consolidated Financial Statements
•Note 3 - Recent Accounting Guidance - refer to page F-17 of the Corteva, Inc. Consolidated Financial Statements
•Note 4 - Business Combinations - refer to page F-18 of the Corteva, Inc. Consolidated Financial Statements
•Note 5 - Revenue - refer to page F-19 of the Corteva, Inc. Consolidated Financial Statements
•Note 6 - Restructuring and Asset Related Charges - Net - refer to page F-22 of the Corteva, Inc. Consolidated Financial Statements
•Note 7 - Supplementary Information - refer to page F-25 of the Corteva, Inc. Consolidated Financial Statements
•Note 8 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP Consolidated Financial Statements, below
•Note 9 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 10 - Accounts and Notes Receivable - Net - refer to page F-31 of the Corteva, Inc. Consolidated Financial Statements
•Note 11 - Inventories - refer to page F-32 of the Corteva, Inc. Consolidated Financial Statements
•Note 12 - Property, Plant and Equipment - refer to page F-32 of the Corteva, Inc. Consolidated Financial Statements
•Note 13 - Goodwill and Other Intangible Assets - refer to page F-32 of the Corteva, Inc. Consolidated Financial Statements
•Note 14 - Leases - refer to page F-34 of the Corteva, Inc. Consolidated Financial Statements
•Note 15 - Long-Term Debt and Available Credit Facilities - refer to page F-35 of the Corteva, Inc. Consolidated Financial Statements. In addition, EIDP has a related party loan payable to Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements, below
•Note 16 - Commitments and Contingent Liabilities - refer to page F-37 of the Corteva, Inc. Consolidated Financial Statements
•Note 17 - Stockholders' Equity - refer to page F-46 of the Corteva, Inc. Consolidated Financial Statements
•Note 18 - Pension Plans and Other Post-Employment Benefits - refer to page F-49 of the Corteva, Inc. Consolidated Financial Statements
•Note 19 - Stock-Based Compensation - refer to page F-58 of the Corteva, Inc. Consolidated Financial Statements
•Note 20 - Financial Instruments - refer to page F-60 of the Corteva, Inc. Consolidated Financial Statements
•Note 21 - Fair Value Measurements - refer to page F-65 of the Corteva, Inc. Consolidated Financial Statements
•Note 22 - Geographic Information - refer to page F-66 of the Corteva, Inc. Consolidated Financial Statements
•Note 23 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, of the EIDP Consolidated Financial Statements, below

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024.
The company repaid the outstanding related party revolving loan balance during the fourth quarter of 2023. As of December 31, 2022, the outstanding related party revolving loan balance was $789 million (which approximates fair value) with an interest rate of 6.52%. The balance at December 31, 2022 is reflected as long-term debt - related party on EIDP's Consolidated Balance Sheet. Additionally, EIDP has incurred tax deductible interest expense of $20 million, $46 million and $50 million and paid interest of $40 million, $48 million and $51 million for the years ended December 31, 2023, 2022 and 2021, respectively, associated with the related party loan to Corteva, Inc.

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. As of December 31, 2023, EIDP had receivables from Corteva, Inc. of $377 million included in other assets in the Consolidated Balance Sheets related to this agreement.

As of December 31, 2023 and 2022, EIDP had payables to Corteva, Inc. of $30 million and $31 million, respectively, included in accrued and other current liabilities, and $106 million and $115 million, respectively, included in other noncurrent obligations in the Consolidated Balance Sheets, related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-39 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page F-26 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations before income taxes
Domestic	$(434)	$(46)	$892
Foreign	1,507	1,427	1,404
Income (loss) from continuing operations before income taxes	$1,073	$1,381	$2,296
Current tax expense (benefit)
Federal	$138	$56	$(23)
State and local	40	19	4
Foreign	407	403	329
Total current tax expense (benefit)	$585	$478	$310
Deferred tax expense (benefit)
Federal	$(326)	$(170)	$164
State and local	(50)	(39)	55
Foreign	(62)	(70)	(17)
Total deferred tax expense (benefit)	$(438)	$(279)	$202
Provision for (benefit from) income taxes on continuing operations	147	199	512
Net income (loss) from continuing operations	$926	$1,182	$1,784

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net[1]	(1.9)	(3.6)	(2.6)
Acquisitions, divestitures and ownership restructuring activities[2]	3.6	(5.5)	(0.1)
U.S. research and development credit	(6.0)	(2.3)	(2.5)
Exchange gains/losses[3]	2.0	3.8	1.9
State and local income taxes - net	0.9	0.2	2.2
Impact of Swiss Tax Changes[4]	(8.0)	—	0.2
Excess tax benefits/deficiencies from stock compensation	(0.6)	(0.7)	(0.2)
Tax settlements and expiration of statute of limitations	(0.4)	0.1	—
Repatriation of foreign earnings[5]	2.9	1.7	1.0
Other – net	0.2	(0.3)	1.3
Effective tax rate	13.7%	14.4%	22.2%
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
2.     Includes a tax charge of $46 million for the year ended December 31, 2023 associated with intellectual property realignment. Includes net tax benefits of $(55) million and $(42) million for the year ended December 31, 2022, related to deferred tax assets established upon change in a U.S. entity's tax characterization, and a worthless stock deduction on Company's investment in a subsidiary after a change in the entity's legal structure, respectively.
3.    Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 7 - Supplementary Information, and Note 20 - Financial Instruments, under the heading Foreign Currency Risk.
4. Includes net tax benefits of $(62) million and $(24) million for the year ended December 31, 2023, related to changes in deferred taxes and a tax currency change, respectively.
5.     Includes the effect of withholding tax on distribution of foreign earnings to the U.S., net of U.S. foreign tax credits.

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EIDP. In addition, there are no differences between Corteva, Inc. and EIDP segment net sales, segment operating EBITDA, segment assets, or significant items by segment; refer to page F-67 of the Corteva, Inc. Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EIDP.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	For the Year Ended December 31,
	2023	2022	2021
Income (loss) from continuing operations after income taxes	$926	$1,182	$1,784
Provision for (benefit from) income taxes on continuing operations	147	199	512
Income (loss) from continuing operations before income taxes	1,073	1,381	2,296
Depreciation and amortization	1,211	1,223	1,243
Interest income	(283)	(124)	(77)
Interest expense	253	124	80
Exchange losses - net	397	229	54
Non-operating (benefits) costs - net[1]	151	(111)	(1,256)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items	579	502	236
Corporate expenses	110	116	138
Segment operating EBITDA	$3,491	$3,340	$2,714
1.The year ended December 31, 2021 includes non-cash benefits related to the 2020 OPEB Plan Amendments. Refer to Note 18 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements, for additional information.

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

ITEM 16.  FORM 10-K SUMMARY

Not applicable.