Form 10-Q
period 2024-03-31
Corteva, Inc.; EIDP, Inc.
filed 2024-05-02
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Corteva, Inc. had 696,976,000 shares of common stock, par value $0.01 per share, outstanding at April 25, 2024.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at April 25, 2024, all of which are held by Corteva, Inc.

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
• "EIDP" refers to EIDP, Inc. (formerly known as E. I. du Pont de Nemours and Company) and its consolidated subsidiaries or EIDP excluding its consolidated subsidiaries, as the context may indicate;
• "DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Separation of Corteva (defined below);
• "Historical Dow" refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization (defined below);
• "Historical DuPont" refers to EIDP prior to the Internal Reorganization (defined below);
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three groups: agriculture, materials science and specialty products. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.
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

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2024	2023
Net sales	$4,492	$4,884
Cost of goods sold	2,550	2,771
Research and development expense	332	316
Selling, general and administrative expenses	736	726
Amortization of intangibles	177	160
Restructuring and asset related charges - net	75	33
Other income (expense) - net	(99)	(71)
Interest expense	41	31
Income (loss) from continuing operations before income taxes	482	776
Provision for (benefit from) income taxes on continuing operations	106	169
Income (loss) from continuing operations after income taxes	376	607
Income (loss) from discontinued operations after income taxes	47	(8)
Net income (loss)	423	599
Net income (loss) attributable to noncontrolling interests	4	4
Net income (loss) attributable to Corteva	$419	$595
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.53	$0.85
Basic earnings (loss) per share of common stock from discontinued operations	0.07	(0.01)
Basic earnings (loss) per share of common stock	$0.60	$0.84
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.53	$0.84
Diluted earnings (loss) per share of common stock from discontinued operations	0.07	(0.01)
Diluted earnings (loss) per share of common stock	$0.60	$0.83

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended March 31,
	2024	2023
Net income (loss)	$423	$599
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(304)	134
Adjustments to pension benefit plans	1	2
Adjustments to other benefit plans	(2)	(2)
Unrealized gain (loss) on investments	(22)	—
Derivative instruments	(6)	(67)
Total other comprehensive income (loss)	(333)	67
Comprehensive income (loss)	90	666
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	4	4
Comprehensive income (loss) attributable to Corteva	$86	$662

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,505	$2,644	$1,646
Marketable securities	153	98	85
Accounts and notes receivable - net	7,906	5,488	8,678
Inventories	6,183	6,899	6,585
Other current assets	1,416	1,131	1,335
Total current assets	17,163	16,260	18,329
Investment in nonconsolidated affiliates	123	115	87
Property, plant and equipment	9,013	8,956	8,633
Less: Accumulated depreciation	4,807	4,669	4,362
Net property, plant and equipment	4,206	4,287	4,271
Goodwill	10,553	10,605	10,508
Other intangible assets	9,446	9,626	10,137
Deferred income taxes	551	584	508
Other assets	1,583	1,519	1,660
Total Assets	$43,625	$42,996	$45,500
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,148	$198	$3,787
Accounts payable	3,606	4,280	3,957
Income taxes payable	311	174	298
Deferred revenue	2,694	3,406	2,712
Accrued and other current liabilities	2,573	2,351	2,477
Total current liabilities	11,332	10,409	13,231
Long-term debt	2,492	2,291	1,241
Other noncurrent liabilities
Deferred income tax liabilities	753	899	1,255
Pension and other post employment benefits - noncurrent	2,453	2,467	2,242
Other noncurrent obligations	1,587	1,651	1,692
Total noncurrent liabilities	7,285	7,308	6,430
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2024 - 697,800,000; December 31, 2023 - 701,260,000; and March 31, 2023 - 710,678,000	7	7	7
Additional paid-in capital	27,468	27,748	27,844
Retained earnings (accumulated deficit)	302	(41)	487
Accumulated other comprehensive income (loss)	(3,010)	(2,677)	(2,739)
Total Corteva stockholders’ equity	24,767	25,037	25,599
Noncontrolling interests	241	242	240
Total equity	25,008	25,279	25,839
Total Liabilities and Equity	$43,625	$42,996	$45,500
See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$423	$599
(Income) loss from discontinued operations after income taxes	(47)	8
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	307	287
Provision for (benefit from) deferred income tax	(152)	(85)
Net periodic pension and OPEB (credits) costs	41	36
Pension and OPEB contributions	(53)	(50)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(5)	1
Restructuring and asset related charges - net	75	33
Other net loss	141	48
Changes in assets and liabilities, net
Accounts and notes receivable	(2,546)	(2,705)
Inventories	618	324
Accounts payable	(615)	(907)
Deferred revenue	(700)	(685)
Other assets and liabilities	(93)	(206)
Cash provided by (used for) operating activities - continuing operations	(2,606)	(3,302)
Cash provided by (used for) operating activities - discontinued operations	(3)	(9)
Cash provided by (used for) operating activities	(2,609)	(3,311)
Investing activities
Capital expenditures	(148)	(151)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	5	21
Acquisitions of businesses - net of cash acquired	—	(1,463)
Purchases of investments	(132)	—
Proceeds from sales and maturities of investments	7	40
Proceeds from settlement of net investment hedge	—	42
Other investing activities, net	(2)	—
Cash provided by (used for) investing activities	(270)	(1,511)
Financing activities
Net change in borrowings (less than 90 days)	656	3,084
Proceeds from debt	1,675	626
Payments on debt	(190)	(56)
Repurchase of common stock	(252)	(252)
Proceeds from exercise of stock options	8	7
Dividends paid to stockholders	(112)	(107)
Other financing activities, net	(19)	(28)
Cash provided by (used for) financing activities	1,766	3,274
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(31)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,144)	(1,550)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,014	$2,068
1. See page 14 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non- controlling Interests	Total Equity
2023
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			595		4	599
Other comprehensive income (loss)				67		67
Share-based compensation		(14)				(14)
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		7				7
Repurchase of common stock			(252)			(252)
Other - net			1		(3)	(2)
Balance at March 31, 2023	$7	$27,844	$487	$(2,739)	$240	$25,839

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2024
Balance at January 1, 2024	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			419		4	423
Other comprehensive income (loss)				(333)		(333)
Share-based compensation		3	(1)			2
Common dividends ($0.16 per share)		(112)				(112)
Issuance of Corteva stock		8				8
Repurchase of common stock		(178)	(74)			(252)
Other - net		(1)	(1)		(5)	(7)
Balance at March 31, 2024	$7	$27,468	$302	$(3,010)	$241	$25,008

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2023, collectively referred to as the “2023 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. The interim Consolidated Financial Statements and other financial information included in this Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

During the fourth quarter of 2023, the company made the decision, which was retrospectively applied, to adjust the presentation of the interim Consolidated Statement of Cash Flows to separately show the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on discontinued operations activities.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 4 percent and 3 percent to the company's annual net sales and segment operating EBITDA, respectively. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 7 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2023 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which could be used to pay off outstanding intercompany payables. The company has purchased $125 million of these foreign government bonds as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 16 - Financial Instruments, for additional information. As of March 31, 2024, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of March 31, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced income tax related disclosures.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures. It generally requires the use of business combinations accounting at the joint venture formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the joint venture’s financial statements. It does not alter the ongoing accounting for the joint venture’s operations. This guidance is effective for joint ventures with formation dates on or after January 1, 2025. Prospective application is required, with early adoption permitted. Retrospective application can be elected for joint ventures formed before January 1, 2025. The company does not expect the impact of adoption to be material.

NOTE 3 - BUSINESS COMBINATIONS

On March 1, 2023 ("Acquisition Date"), Corteva completed the acquisitions of all the outstanding equity interests in Stoller Group, Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,220 million, inclusive of a working capital adjustment, and $370 million, respectively. These acquisitions supplement the crop protection business with additional biological tools that complement evolving farming practices.

The company finalized the purchase price allocation and assessment of the fair value of the assets acquired and liabilities assumed as of the Acquisition Date in the first quarter of 2024. There were no material adjustments recognized during the measurement period. For additional information regarding the acquisition of Stoller and Symborg, see Note 4 - Business Combinations, to the Consolidated Financial Statements, in the company's 2023 Annual Report.

NOTE 4 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $131 million, $134 million and $126 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	March 31, 2024	December 31, 2023	March 31, 2023
(In millions)
Accounts and notes receivable - trade[1]	$6,760	$4,329	$7,334
Contract assets - current[2]	28	27	26
Contract assets - noncurrent[3]	67	67	63
Deferred revenue - current	2,694	3,406	2,712
Deferred revenue - noncurrent[4]	104	108	103
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was $1,205 million and $1,201 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended March 31,
(In millions)	2024	2023
Corn	$2,087	$1,979
Soybean	292	269
Other oilseeds	245	301
Other	127	146
Seed	2,751	2,695
Herbicides	886	1,242
Insecticides	373	409
Fungicides	295	359
Other	187	179
Crop Protection	1,741	2,189
Total	$4,492	$4,884

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2024	2023
North America[1]	$1,471	$1,323
EMEA[2]	918	1,012
Latin America	271	259
Asia Pacific	91	101
Total	$2,751	$2,695

Crop Protection	Three Months Ended March 31,
(In millions)	2024	2023
North America[1]	$616	$879
EMEA[2]	670	801
Latin America	244	293
Asia Pacific	211	216
Total	$1,741	$2,189
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, comprised of $70 million to $90 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $20 million to $30 million of costs related to contract terminations. Reductions in workforce are

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
subject to local regulatory requirements. Through the first quarter of 2024, the company recorded net pre-tax restructuring and asset related charges of $284 million, comprised of $14 million of severance and related benefit costs, $267 million of asset-related and impairment charges and $3 million of costs related to contract terminations. The pre-tax restructuring and asset related charges noted above includes charges relating to spare parts write-offs recognized during the fourth quarter of 2023, which impacted the crop protection segment, and were included in cost of goods sold, in the company’s Consolidated Statement of Operations for the year ended December 31, 2023. See Note 23 – Segment Information, to the Consolidated Financial Statements, in the company’s 2023 Annual Report for additional information.

Future cash payments related to these charges are anticipated to be $90 million to $120 million, which primarily relate to the payment of severance and related benefits and contract terminations. Through the first quarter of 2024, the company paid $3 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three months ended March 31, 2024.

(In millions)	Three Months Ended March 31, 2024
Severance and related benefit costs[1]	$14
Asset related charges[2]	41
Total restructuring and asset related charges - net	$55
1.Reflects corporate-related charges.
2.Reflects charges associated with the crop protection segment.

A reconciliation of the December 31, 2023 to the March 31, 2024 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Total
Balance at December 31, 2023	$—	$—	$—
Charges to income from continuing operations	14	41	55
Asset write-offs	—	(41)	(41)
Balance at March 31, 2024	$14	$—	$14

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”). Through the first quarter of 2024, the company recorded net pre-tax restructuring and other charges of $373 million inception-to-date under the 2022 Restructuring Actions, consisting of $131 million of severance and related benefit costs, $116 million of asset related charges, $67 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions as actions associated with this charge are substantially complete.

Cash payments related to these charges are anticipated to be up to $210 million, of which approximately $160 million has been paid through March 31, 2024, and primarily relate to the payment of severance and related benefits, contract terminations and other charges.

The total net pre-tax restructuring and other charges recognized through the three months ended March 31, 2024 included $53 million associated with the Russia Exit. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $30 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table is a summary of charges incurred related to the 2022 Restructuring Actions for the three months ended March 31, 2023.

(In millions)	Three Months Ended March 31, 2023
Severance and related benefit costs[1]	$4
Asset related charges[2]	7
Total restructuring and asset related charges - net[3]	$11
1.Reflects corporate-related charges.
2.Reflects charges of $6 million and $1 million associated with the seed and crop protection segment, respectively.
3.This amount excludes other pre-tax charges recorded during the three months ended March 31, 2023 impacting the Seed segment included in cost of goods sold and other income (expense) – net, in the company’s interim Consolidated Statement of Operations, relating to inventory write-offs and a loss on the sale of the company's interest in an equity investment. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for additional information.

A reconciliation of the December 31, 2023 to the March 31, 2024 liability balances related to the 2022 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2023	$48	$1	$9	$58
Payments	(8)	—	—	(8)
Balance at March 31, 2024	$40	$1	$9	$50
1.The liability for contract terminations includes lease obligations.

Other Asset Related Charges
The company recognized charges of $20 million and $16 million for the three months ended March 31, 2024 and 2023 respectively, in restructuring and asset related charges - net, in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended March 31,
(In millions)	2024	2023
Interest income	$35	$40
Equity in earnings (losses) of affiliates - net	8	3
Net gain (loss) on sales of businesses and other assets	4	(1)
Net exchange gains (losses)[1]	(59)	(36)
Non-operating pension and other post employment benefit credit (costs)[2]	(36)	(31)
Miscellaneous income (expenses) - net[3]	(51)	(46)
Other income (expense) - net	$(99)	$(71)
1.Includes net pre-tax exchange gains (losses) of $(10) million and $(21) million associated with the devaluation of the Argentine peso for the three months ended March 31, 2024, and 2023, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Includes estimated settlement reserves and other items. The three months ended March 31, 2024 also includes the recognition of an indemnification payment negotiated with prior Stoller owners and tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont. The three months ended March 31, 2023 also includes gains on the sale of assets and a loss on the sale of the company’s interest in an equity investment.

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

(In millions)	Three Months Ended March 31,
	2024	2023
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$23	$(30)
Local tax (expenses) benefits	(10)	9
Net after-tax impact from subsidiary exchange gain (loss)	$13	$(21)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(82)	$(6)
Tax (expenses) benefits	17	2
Net after-tax impact from hedging program exchange gain (loss)	$(65)	$(4)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(59)	$(36)
Tax (expenses) benefits	7	11
Net after-tax exchange gain (loss)	$(52)	$(25)

Non-Controlling Interest Adjustment	1	—

Net after-tax exchange gain (loss) attributable to Corteva	$(51)	$(25)
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

(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$1,505	$2,644	$1,646
Restricted cash equivalents	509	514	422
Total cash, cash equivalents and restricted cash equivalents	$2,014	$3,158	$2,068
Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of March 31, 2024, December 31, 2023 and March 31, 2023, except for the contributions to the escrow account established for the settlement of legacy PFAS matters and the associated qualified spend, which was classified as noncurrent at March 31, 2023.

Accounts payable
At March 31, 2024, December 31, 2023 and March 31, 2023, accounts payable was $3,606 million, $4,280 million and $3,957 million, respectively, which includes accounts payable - trade of $1,982 million, $2,952 million and $2,315 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $285 million, $560 million and $185 million, respectively, which is measured at fair value using level 2 inputs for each period presented.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - INCOME TAXES

The effective tax rate for the three months ended March 31, 2024, and 2023 was 22.0 percent and 21.8 percent, respectively.

During the three months ended March 31, 2024 and 2023, the company recognized $6 million and $12 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation.

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

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended March 31,
(In millions)	2024	2023
Income (loss) from continuing operations after income taxes	$376	$607
Net income (loss) attributable to continuing operations noncontrolling interests	4	4
Income (loss) from continuing operations available to Corteva common stockholders	372	603
Income (loss) from discontinued operations available to Corteva common stockholders	47	(8)
Net income (loss) available to common stockholders	$419	$595

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended March 31,
(Dollars per share)	2024	2023
Earnings (loss) per share of common stock from continuing operations	$0.53	$0.85
Earnings (loss) per share of common stock from discontinued operations	0.07	(0.01)
Earnings (loss) per share of common stock	$0.60	$0.84

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended March 31,
(Dollars per share)	2024	2023
Earnings (loss) per share of common stock from continuing operations	$0.53	$0.84
Earnings (loss) per share of common stock from discontinued operations	0.07	(0.01)
Earnings (loss) per share of common stock	$0.60	$0.83

Share Count Information	Three Months Ended March 31,
(Shares in millions)	2024	2023
Weighted-average common shares - basic	700.4	712.9
Plus dilutive effect of equity compensation plans[1]	2.4	3.3
Weighted-average common shares - diluted	702.8	716.2
Potential shares of common stock excluded from EPS calculations[2]	3.6	2.7
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Accounts receivable – trade[1]	$6,320	$4,210	$6,883
Notes receivable – trade[1,2]	440	119	451
Other[3]	1,146	1,159	1,344
Total accounts and notes receivable - net	$7,906	$5,488	$8,678
1.Accounts and notes receivable - trade are net of allowances of $188 million, $205 million and $207 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2024, December 31, 2023 and March 31, 2023 there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $125 million, $131 million and $137 million as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2024 and 2023:

(In millions)
2023
Balance at December 31, 2022	$194
Net provision for credit losses	10
Other - net of write-offs charged against allowance	3
Balance at March 31, 2023	$207
2024
Balance at December 31, 2023	$205
Net provision for credit losses	13
Other - net of write-offs charged against allowance	(30)
Balance at March 31, 2024	$188

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

Trade receivables sold under these agreements were $18 million and $8 million for the three months ended March 31, 2024 and 2023, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2024, December 31, 2023 and March 31, 2023 were $4 million, $2 million and $19 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three months ended March 31, 2024 and 2023 was not material. See Note 13 - Commitments and Contingent Liabilities for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - INVENTORIES

(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Finished products	$3,284	$3,273	$3,650
Semi-finished products	2,206	2,775	2,023
Raw materials and supplies	693	851	912
Total inventories	$6,183	$6,899	$6,585

NOTE 11 - OTHER INTANGIBLE ASSETS

Other Intangibles Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	March 31, 2024			December 31, 2023			March 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,145)	$5,146	$6,291	$(1,081)	$5,210	$6,291	$(890)	$5,401
Customer-related	2,421	(766)	1,655	2,427	(734)	1,693	2,407	(617)	1,790
Developed technology	1,846	(1,050)	796	1,849	(1,004)	845	1,845	(868)	977
Trademarks/trade names	2,111	(361)	1,750	2,111	(339)	1,772	2,107	(271)	1,836
Other[1]	395	(301)	94	395	(294)	101	395	(276)	119
Total other intangible assets with finite lives	13,064	(3,623)	9,441	13,073	(3,452)	9,621	13,045	(2,922)	10,123
Intangible assets not subject to amortization (indefinite-lived):
IPR&D	5	—	5	5	—	5	14	—	14
Total other intangible assets with indefinite lives	5	—	5	5	—	5	14	—	14
Total other intangible assets	$13,069	$(3,623)	$9,446	$13,078	$(3,452)	$9,626	$13,059	$(2,922)	$10,137
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $177 million and $160 million for the three months ended March 31, 2024 and 2023, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2024 and each of the next five years is approximately $509 million, $646 million, $635 million, $575 million, $554 million and $531 million, respectively.

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Commercial paper	$1,981	$—	$2,680
364-Day Revolving Credit Facility	—	—	1,000
Other loans - various currencies	166	1	57
Long-term debt payable within one year	—	196	49
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$2,148	$198	$3,787

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt
(In millions)	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2026	600	4.50%	600	4.50%	—
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in 2033	600	4.80%	600	4.80%	—
Other loans:
Foreign currency loans, various rates and maturities	200	12.70%	196	14.80%	187	14.80%
Medium-term notes, varying maturities through 2041	106	5.28%	106	5.34%	107	4.62%
Finance lease obligations	1		1		3
Less: Unamortized debt discount and issuance costs	15		16		7
Less: Long-term debt due within one year	—		196		49
Total long-term debt	$2,492		$2,291		$1,241

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,403 million, $2,434 million and $1,198 million as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Debt Offering
In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”). The proceeds of this offering are intended to be used for general corporate purposes, which may include funding of working capital, capital expenditures and share repurchases.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at March 31, 2024 was approximately $24 million. The company’s Foreign Currency Loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at March 31, 2024
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	May 2022	$3,000	$3,000	May 2027	Floating Rate
Revolving Credit Facility	May 2022	2,000	2,000	May 2025	Floating Rate
364-day Revolving Credit Facility	February 2024	1,000	1,000	February 2025	Floating Rate
Total Committed and Available Credit Facilities		$6,000	$6,000

Revolving Credit Facilities
In May 2022, EIDP entered into a $3 billion, 5-year revolving credit facility and a $2 billion, 3-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2024, the company was in compliance with these covenants.

364-Day Revolving Credit Facilities
In February 2024, the company amended and restated its July 2023 (as amended in July 2023 and January 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to February 2025. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2024, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At March 31, 2024, December 31, 2023 and March 31, 2023, the outstanding obligations under supplier finance programs was $153 million, $115 million and $165 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended March 31, 2024 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2023	$115
Invoices confirmed during the year	163
Confirmed invoices paid during the year	(125)
Confirmed obligations outstanding at March 31, 2024	$153

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2024, December 31, 2023 and March 31, 2023, the company had directly guaranteed $79 million, $84 million and $79 million, respectively, of such obligations. These amounts represent the maximum potential

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at March 31, 2024, approximately $15 million had terms greater than one year. The maximum future payments include $1 million, $2 million and $9 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $108 million, $187 million and $89 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

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

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account (“MOU Escrow Account”). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2022.

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

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement ("TMA"), the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow assets, employees, certain liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont will indemnify Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution and Dow indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont intend to pursue resolution of a matter under the terms of the TMA. The company believes its interpretation of the TMA is correct, but its reasonably possible that the required third party assessment may differ from our interpretation, which could have a significant impact to the current carrying value of our indemnification liability.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2024, December 31, 2023 and March 31, 2023, the indemnification assets were $37 million, $44 million and $36 million, respectively, within accounts and notes receivable - net and $124 million, $104 million and $109 million, respectively, within other assets in the interim Consolidated Balance Sheets. At March 31, 2024, December 31, 2023 and March 31, 2023, the indemnification liabilities were $24 million, $30 million and $32 million, respectively, within accrued and other current liabilities and $148 million, $106 million and $118 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits of $47 million for the three months ended March 31, 2024 to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statement of Operations. The after-tax benefits recognized primarily relate to a favorable adjustment of certain prior year tax positions for previously divested businesses. The benefits were partially offset by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility.

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

Lorsban® Lawsuits
As of March 31, 2024, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of March 31, 2024, an accrual has been established for the estimated resolution of certain claims.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2024, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL. As of March 31, 2024, the dissolution motion remains pending and 36 plaintiffs purporting to be Leach class members have filed personal injury cases, which are proceeding in the Ohio MDL. Among these personal injury cases, two testicular cancer cases are set for trial in September of 2024.

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

EIDP did not make any firefighting foams, PFOS, or PFOS products. While EIDP made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EIDP’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In April 2024, the U.S. Environmental Protection Agency ("EPA") announced that it established a maximum contaminant level in drinking water for certain PFOA, including four parts per trillion for PFOA and PFOS, individually, and ten parts per trillion for Dimer Acid (“GenX”). In April 2024, the EPA also designated PFOA and PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Aqueous Firefighting Foams. Approximately 6,900 cases have been filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging PFOS or PFOA environmental contamination and/or personal injury from the use of aqueous firefighting foams. The vast majority of these cases have been transferred to a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Approximately 6,100 of the cases in the SC MDL were filed on behalf of firefighters who allege personal injuries (primarily prostate, kidney and testicular cancer) as a result of exposure to aqueous film firefighting foams (“AFFF”). The SC MDL has indicated that plaintiff claims will be required to be dismissed, without prejudice, by July 2024 if such plaintiff cannot produce peer reviewed science and expert reports supporting PFAS as both the general and specific causation of their personal injury. Most of these recent cases assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. Discovery is occurring for the first potential bellwether personal injury cases. On June 1, 2023, approximately 700 AFFF cases filed relating to U.S. public water systems were included as part of the Nationwide Water District Settlement (as defined below). Additionally, in December 2023, a class action was filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF.

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

Under the Nationwide Water District Settlement, in September 2023 the settling companies established a settlement fund (the “Water District Settlement Fund”) and collectively contributed $1.185 billion with Chemours contributing 50 percent, and DuPont and Corteva collectively contributing the remaining 50 percent pursuant to the terms of the Letter Agreement. The settling companies utilized the balance in the MOU Escrow Account, along with amounts previously expected to be contributed to the MOU Escrow Account in 2023, among other sources, to make their respective contributions to the Water District Settlement Fund. In exchange for the payment to the Water District Settlement Fund, the settling companies received a complete release of the claims described below from the Class (as defined below).

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

A fairness hearing ahead of final approval of the settlement took place on December 14, 2023 and the SC Court provided its final approval of the settlement on February 26, 2024, subject to any appeals. With the time for further appeals lapsed, the judgement was deemed final in April 2024 resulting in the release of the restrictions on the cash in the Water District Settlement Fund and derecognition of the associated liability.

The total number of requests for exclusion (“opt-outs”) is approximately 900 water districts, while most public water districts (approximately 93 percent of the Class) remain in the class settlement.

The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP. As of March 31, 2024, an accrual has been established for this settlement.

New Jersey. In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These lawsuits include claims under the New Jersey Industrial Site Recovery Act (“ISRA”) and for fraudulent conveyance. These cases are proceeding to trial with the Chambers Works site case expected to begin in April 2025.

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

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was settled in December 2023 for $110 million and received final approval under Ohio's judicial consent order process. Pending any permitted appeals, Corteva’s share of the settlement under the MOU will be approximately $16 million. The third lawsuit, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the trial court certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. In January 2024, the plaintiff's petition for an en banc review of the dismissal was denied and the deadline for filing any appeals expired during the first quarter of 2024.

New York. EIDP is a defendant in about 45 lawsuits, including a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification and continue to defend itself on the merits of the case, while seeking an out of court resolution. An accrual was established for this matter as of March 31, 2024 to reflect the settlement of certain personal injury lawsuits.

EIDP is a defendant in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s water wells. This district submitted a timely op-out request from the Nationwide Water District Settlement.

Other Natural Resource Damage Cases. In addition to the natural resource cases in New Jersey and New York, 24 states and 3 U.S. territories, have filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase. While the recent mediation of the natural resource case in North Carolina and New Jersey concluded without resolution, discussions continue between the parties to seek a resolution.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Carpet Mill Cases. The city of Rome, GA and Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The city of Rome sought damages for the cost of the installation of a water treatment system capable of removing PFCs from the water, injunctive relief requiring the defendants to clean up the contamination in the river ways, and punitive damages. Additionally, the city of Rome sent a demand to EIDP asserting damages for the construction of a new utilities wastewater treatment system and upgrades to the city's water treatment system, along with future monitoring costs. The City of Rome case has been settled and an accrual was established as of March 31, 2024. The trial for the Centre Alabama water district carpet case will be set for the fourth quarter of 2024. Numerous carpet manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia and Alabama, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

At March 31, 2024, several actions are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action, approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence and property damage allegedly caused by release of certain PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts its entitled in its pending litigation. EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law in June 2023, along with a counterclaim in October 2023. CFPUA’s motion to stay the case was granted in January 2024.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page 20-21.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accrued environmental obligations and indemnification assets include the following:

	As of March 31, 2024
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$150	$150	$288
Other discontinued or divested businesses obligations[1]	35	73	198

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	52	56	62

Environmental remediation liabilities not subject to indemnity	—	106	79

Indemnification liabilities related to the MOU[4]	23	118	28
Total	$260	$503	$655
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 21, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $28 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $57 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 26 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 20, under the header "Chemours / Performance Chemicals."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EIDP’s demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page 24.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of March 31, 2024, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit over challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to the Federal Resource Conservation and Recovery Act (“RCRA”). Discussions between the parties remain ongoing and further litigation, including discovery, were stayed through April 2024.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,630,000 shares in the open market for a cost (excluding excise taxes) of $250 million during the three months ended March 31, 2024.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The company completed the 2021 Share Buyback Plan during the first quarter of 2023 and repurchased and retired 4,098,000, 17,425,000 and 5,572,000 shares in the open market for a total cost of $250 million, $1 billion and $250 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Below is a summary of the EIDP Preferred Stock at March 31, 2024, December 31, 2023 and March 31, 2023, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2023
Balance January 1, 2023	$(2,883)	$80	$(163)	$160	$—	$(2,806)
Other comprehensive income (loss) before reclassifications	134	(51)	3	—	—	86
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	(1)	(2)	—	(19)
Net other comprehensive income (loss)	134	(67)	2	(2)	—	67
Balance March 31, 2023	$(2,749)	$13	$(161)	$158	$—	$(2,739)
2024
Balance January 1, 2024	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
Other comprehensive income (loss) before reclassifications	(304)	(17)	2	—	(22)	(341)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	(1)	(2)	—	8
Net other comprehensive income (loss)	(304)	(6)	1	(2)	(22)	(333)
Balance March 31, 2024	$(2,762)	$(61)	$(352)	$187	$(22)	$(3,010)

1.The cumulative translation adjustment loss for the three months ended March 31, 2024 was primarily driven by the strengthening of the USD against the Swiss Franc ("CHF"), European Euro ("EUR") and Brazilian Real ("BRL"). The cumulative translation adjustment gain for the three months ended March 31, 2023 was primarily driven by the weakening of the USD against the European Euro ("EUR"), Brazilian Real ("BRL"), Mexican Peso ("MXN") and Swiss Franc ("CHF").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended March 31,
	2024	2023
Derivative instruments	$1	$27
Pension benefit plans - net	—	—
Other benefit plans - net	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$1	$27

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended March 31,
	2024	2023
Derivative Instruments[1]:	$16	$(21)
Tax (benefit) expense[2]	(5)	5
After-tax	11	(16)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	(1)	(1)
Total before tax	(1)	(1)
Tax (benefit) expense[2]	—	—
After-tax	(1)	(1)
Amortization of other benefit plans:
Actuarial (gains) loss[3,4]	(3)	(2)
Total before tax	(3)	(2)
Tax (benefit) expense[2]	1	—
After-tax	(2)	(2)
Total reclassifications for the period, after-tax	$8	$(19)
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

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Three Months Ended March 31,
(In millions)	2024	2023
Defined Benefit Pension Plans:
Service cost	$5	$5
Interest cost	163	174
Expected return on plan assets	(133)	(152)
Amortization of prior service (benefit) cost	(1)	(1)
Net periodic benefit (credit) cost	$34	$26
Other Post Employment Benefits:
Interest cost	$10	$12
Amortization of unrecognized (gain) loss	(3)	(2)
Net periodic benefit (credit) cost	$7	$10

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - FINANCIAL INSTRUMENTS

At March 31, 2024, December 31, 2023 and March 31, 2023, the company had $1,011 million, $1,746 million and $780 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $153 million, $98 million and $85 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; $55 million and $27 million at December 31, 2023 and March 31, 2023, respectively, of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at March 31, 2024 the company had $103 million of available-for-sale securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets, as these securities had maturities of more than one year at the time of purchase. The company’s held-to-maturity and available-for-sale securities relating to investments in foreign government bonds at March 31, 2024 are discussed further in the “Debt Securities” section.

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

The aggregate notional amounts for the company's derivative instruments that are designated and not designated as hedging instruments was a net buy (sell) position of $(365) million, $(1,600) million and $3,684 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

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

While each risk management program has a different maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is probable of not occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2024	2023
Beginning balance	$(71)	$55
Additions and revaluations of derivatives designated as cash flow hedges	(18)	(41)
Clearance of hedge results to earnings	10	(15)
Ending balance	$(79)	$(1)

At March 31, 2024, an after-tax net loss of $57 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2024	2023
Beginning balance	$1	$10
Additions and revaluations of derivatives designated as cash flow hedges	5	(10)
Clearance of hedge results to earnings	1	(1)
Ending balance	$7	$(1)

At March 31, 2024, an after-tax net gain of $8 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
The company has designated €1.2 billion of forward contracts to exchange EUR as net investment hedges. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges will expire and be settled in May 2024. The company had previously designated €450 million of forward contracts to exchange EUR as net investment hedges, which expired and were settled in March 2023.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	22	(17)	5
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$25	$(17)	$8

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$15	$—	$15
Commodity contracts	Accrued and other current liabilities	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	45	(17)	28
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$67	$(17)	$50

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodities Contracts	Other current assets	$3	$—	$3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	83	(33)	50
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$88	$(33)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity contracts	Accrued and other current liabilities	6	—	6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	38	(33)	5
Commodity contracts	Accrued and other current liabilities	8	—	8
Total liability derivatives		$75	$(33)	$42

		March 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity Contracts	Other current assets	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	41	(35)	6
Total asset derivatives		$43	$(35)	$8

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$—	$21
Commodity contracts	Accrued and other current liabilities	10	—	10
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	66	(35)	31
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$102	$(35)	$67
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2024	2023
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(6)	$—
Cash flow hedges:
Foreign currency contracts	8	(15)
Commodity contracts	(25)	(58)
Total derivatives designated as hedging instruments	$(23)	$(73)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2024	2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(1)	$2
Commodity contracts[2]	(15)	19
Total derivatives designated as hedging instruments	$(16)	$21
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(79)	$(3)
Foreign currency contracts[2]	(1)	(12)
Commodity contracts[2,4]	(43)	(1)
Commodity contracts[3]	(3)	(3)
Total derivatives not designated as hedging instruments	(126)	(19)
Total derivatives	$(142)	$2
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
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the interim Consolidated Statement of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at March 31, 2024, December 31, 2023 and March 31, 2023, and available-for-sale securities at March 31, 2024. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The debt securities classified as held-to-maturity at March 31, 2024 with a contractual maturity within one year was $140 million.

The company’s investments in debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Statement of Operations. The debt securities classified as available-for-sale at March 31, 2024 had a contractual maturity of one to five years with an amortized cost of $125 million, gross unrealized gains (losses) of $(22) million and a fair value of $103 million.

The estimated fair value of the available-for-sale securities as of March 31, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the closing price at the end of the period quoted market prices in active markets for identical assets and liabilities.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	March 31, 2024	December 31, 2023	March 31, 2023
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$153	$98	$85
Debt securities:
Foreign government bonds[2]	103	—	—
Derivatives relating to:[3]
Foreign currency	22	83	41
Commodity contracts	3	5	2
Total assets at fair value	$281	$186	$128
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	60	61	87
Commodity contracts	7	14	15
Total liabilities at fair value	$67	$75	$102
1.Reflects significant other observable inputs.
2.Represents the company's investments in debt securities that are classified as available-for-sale, which are included in other assets in the interim Consolidated Balance Sheets.
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2024
Net sales	$2,751	$1,741	$4,492
Segment operating EBITDA	748	310	1,058
Segment assets[1]	23,532	16,077	39,609

2023
Net sales	2,695	2,189	4,884
Segment operating EBITDA	652	603	1,255
Segment assets[1]	23,966	17,584	41,550
1.    Segment assets at December 31, 2023 were $22,732 million and $15,004 million for Seed and Crop Protection, respectively.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	Three Months Ended March 31,
	2024	2023
Income (loss) from continuing operations after income taxes	$376	$607
Provision for (benefit from) income taxes on continuing operations	106	169
Income (loss) from continuing operations before income taxes	482	776
Depreciation and amortization	307	287
Interest income	(35)	(40)
Interest expense	41	31
Exchange (gains) losses	59	36
Non-operating (benefits) costs	52	43
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	1	15
Significant items (benefit) charge	127	83
Corporate expenses	24	24
Segment operating EBITDA	$1,058	$1,255

Segment assets to total assets (In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Total segment assets	$39,609	$37,736	$41,550
Corporate assets	4,016	5,260	3,950
Total assets	$43,625	$42,996	$45,500

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three months ended March 31, 2024 and 2023, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2024
Restructuring and asset related charges - net[1]	$(20)	$(41)	$(14)	$(75)
Estimated settlement expense[2]	—	(54)	—	(54)
Gain (loss) on sale of assets[3]	4	—	—	4
Acquisition-related costs[5]	—	(2)	—	(2)
Total	$(16)	$(97)	$(14)	$(127)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2023
Restructuring and asset related charges - net[1]	$(21)	$(6)	$(6)	$(33)
Estimated settlement expense[2]	—	(49)	—	(49)
Inventory write-offs[3]	(4)	—	—	(4)
Gain (loss) on sale of assets and equity investments[3]	—	3	—	3
Seed sale associated with Russia Exit[3,4]	19	—	—	19
Acquisition-related costs[5]	—	(19)	—	(19)
Total	$(6)	$(71)	$(6)	$(83)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
4.Includes a benefit (charge) of $19 million for the three months ended March 31, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $41 million of net sales and $22 million of cost of goods sold for the three months ended March 31, 2023.
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

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of Corteva’s 2023 Annual Report, as modified by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, comprised of $70 million to $90 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $20 million to $30 million of costs related to contract terminations. Reductions in workforce are subject to local regulatory requirements. Through the first quarter of 2024, the company recorded net pre-tax restructuring and asset related charges of $284 million, comprised of $14 million of severance and related benefit costs, $267 million of asset-related and impairment charges and $3 million of costs related to contract terminations.

Future cash payments related to these charges are anticipated to be $90 million to $120 million, which primarily relate to the payment of severance and related benefits and contract terminations. Through the first quarter of 2024, the company paid $3 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

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

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s Russia Exit (collectively the “2022 Restructuring Actions”). Through the first quarter of 2024, the company recorded pre-tax restructuring and other charges of $373 million inception-to-date under the 2022 Restructuring Actions, consisting of $131 million of severance and related benefit costs, $116 million of asset related charges, $67 million of costs related to contract terminations (including early lease terminations) and $59 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions as actions associated with this charge are substantially complete.

Cash payments related to these charges are anticipated to be up to $210 million, of which approximately $160 million has been paid through March 31, 2024, and primarily relate to the payment of severance and related benefits, contract terminations and other charges.

The total pre-tax restructuring and other charges recognized through the three months ended March 31, 2024 included $53 million associated with the Russia Exit. The Russia Exit pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges and $30 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The 2022 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,630,000 shares in the open market for a cost (excluding excise taxes) of $250 million during the three months ended March 31, 2024.

Overview
The following is a summary of results from continuing operations for the three months ended March 31, 2024:
•The company reported net sales of $4,492 million, down 8 percent versus the same quarter last year, reflecting a 9 percent decrease in volume and a 2 percent unfavorable impact from currency, partially offset by a 3 percent increase in price.
•Cost of goods sold ("COGS") totaled $2,550 million in the first quarter of 2024, down from $2,771 million in the first quarter of 2023, primarily driven by lower volumes and ongoing cost and productivity actions, partially offset by higher input costs, which are primarily macro-economic driven and is expected to subside for crop protection in the second half of 2024.
•Restructuring and asset related charges - net were $75 million in the first quarter of 2024, an increase from $33 million in the first quarter of 2023. The charges for the three months ended March 31, 2024 primarily relate to severance and asset related charges associated with the Crop Protection Operations Strategy Restructuring Program and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
•Income (loss) from continuing operations after income taxes was $376 million, as compared to $607 million in the same quarter last year.
•Operating EBITDA was $1,034 million for the three months ended March 31, 2024, down from $1,231 million for the three months ended March 31, 2023, primarily driven by volume declines, unfavorable mix, higher input and production costs and the unfavorable impact of currency, partially offset by seed price execution, the reduction of net royalty expense and ongoing cost and productivity actions. Refer to page 46 for further discussion of the company's Non-GAAP financial measures.
In addition to the financial highlights above, the following events occurred during the three months ended March 31, 2024:
•The company returned approximately $365 million to shareholders during the three months ended March 31, 2024 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations
Net Sales
Net sales were $4,492 million and $4,884 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by a 9 percent decrease in volume and a 2 percent unfavorable impact from currency versus the prior period, partially offset by a 3 percent increase in price. Volume declines were against a strong prior year comparison primarily due to farmer purchases of crop protection products closer to the application window and impacts from the crop protection destocking and unfavorable weather in EMEA, partially offset by growth in North America from higher corn deliveries. Price gains were driven by continued execution on the Company’s price for value strategy, led by seed in EMEA, partially offset by competitive market dynamics in North America and Latin America for crop protection products. The unfavorable impact from currency was led by the Turkish Lira. The portfolio and other impact was driven by the biologicals acquisitions.

	Three Months Ended March 31,
	2024		2023
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$4,492	100%	$4,884	100%
North America[1]	2,087	47%	2,202	45%
EMEA[2]	1,588	35%	1,813	37%
Latin America	515	11%	552	11%
Asia Pacific	302	7%	317	7%

	Q1 2024 vs. Q1 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America[1]	$(115)	(5)%	—%	(5)%	—%	—%
EMEA[2]	(225)	(12)%	7%	(13)%	(5)%	(1)%
Latin America	(37)	(7)%	(4)%	(11)%	4%	4%
Asia Pacific	(15)	(5)%	1%	(3)%	(4)%	1%
Total	$(392)	(8)%	3%	(9)%	(2)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Cost of Goods Sold
COGS was $2,550 million (57 percent of net sales) and $2,771 million (57 percent of net sales) for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by lower volumes and ongoing cost and productivity actions, partially offset by higher input costs, which are primarily macro-economic driven and is expected to subside for crop protection in the second half of 2024. The macro-economic driven trends are due to inflationary pressures impacting raw material inputs, freight and logistics.

Research and Development Expense
R&D expense was $332 million (7 percent of net sales) and $316 million (6 percent of net sales) for the three months ended March 31, 2024 and 2023, respectively. The increase in R&D expense is in support of the company’s long-term growth plans and was primarily driven by an increase in salaries due to merit increases and higher headcount and the associated spending on third-party research costs.

Selling, General and Administrative Expenses
SG&A expenses were $736 million (16 percent of net sales) and $726 million (15 percent of net sales) for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by incremental costs from the Stoller and Symborg acquisitions and an increase in commissions and bad debt expense, partially offset by a favorable impact relating to deferred compensation plans due to market impacts and a decrease in variable compensation.

Amortization of Intangibles
Intangible asset amortization was $177 million and $160 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by the full quarter impact of amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $75 million and $33 million for the three months ended March 31, 2024 and 2023, respectively. The charges in the first quarter of 2024 primarily relates to charges associated with the Crop Protection Operations Strategy Restructuring Program consisting of severance and related benefit costs and asset related charges. The charges in the first quarter of 2023 primarily related to costs associated with the 2022 Restructuring Actions. The charges in the first quarter of 2024 and 2023 also include non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and previous restructuring programs.
See Note 5 - Restructuring and Asset Related Charges, Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(99) million and $(71) million for the three months ended March 31, 2024 and 2023, respectively. Higher other expense was primarily driven by an increase in net exchange losses and tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont. The increase in other expense was partially offset by the recognition of an indemnification payment negotiated with prior Stoller owners.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $41 million and $31 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily driven by the interest relating to the Senior Notes issued in May 2023.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $106 million for the three months ended March 31, 2024 on pre-tax income from continuing operations of $482 million, resulting in an effective tax rate of 22.0 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

The company's provision for income taxes on continuing operations was $169 million for the three months ended March 31, 2023 on pre-tax income from continuing operations of $776 million, resulting in an effective tax rate of 21.8 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions, as well as from stock-based compensation.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $47 million and $(8) million for the three months ended March 31, 2024 and 2023, respectively. The after-tax benefits recognized during the three months ended March 31, 2024 primarily relate to a favorable adjustment of certain prior year tax positions for previously divested businesses. The benefits were partially offset by charges recognized related to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities at Chemours' Fayetteville Works Facility. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

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

Interest Expense
EIDP’s interest expense was $41 million and $44 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily driven by the items noted above, under the header "Interest Expense," partially offset by no interest on the related party loan between EIDP and Corteva, Inc. during the first quarter of 2024 as it was fully repaid in the fourth quarter of 2023.

See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s provision for income taxes on continuing operations was $108 million for the three months ended March 31, 2024 on pre-tax income from continuing operations of $489 million, resulting in an effective tax rate of 22.1 percent. EIDP’s provision for income taxes on continuing operations was $166 million for the three Months Ended March 31, 2023 on pre-tax income from continuing operations of $763 million, resulting in an effective tax rate of 21.8 percent.

EIDP’s effective tax rates for the three months ended March 31, 2024 and 2023 were driven by the items noted above, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations”.

See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook
The global outlook for agriculture is stable with mostly constructive fundamentals in 2024. There was record-setting demand for grain, oilseeds, feed and biofuels in 2023 and we expect that to grow in 2024. On-farm demand for inputs remains healthy and farmers continue to prioritize the need for top-tier technology, despite the normalization of commodity prices. The global Crop Protection market remains imbalanced after the significant destocking in 2023, however we expect to see market growth in the second half of 2024.

The company is reaffirming its previously provided outlook for the full-year 2024 and expects net sales in the range of $17.4 billion and $17.7 billion and Operating EBITDA in the range of $3.5 billion and $3.7 billion. Operating Earnings Per Share is expected to be in the range of $2.70 and $2.90 per share, which reflects higher earnings, partially offset by interest expense and a higher base tax rate. Cash provided by operating activities - continuing operations is expected to be in the range of $2.1 billion and $2.6 billion. Free cash flow is expected to be in the range of $1.5 billion and $2.0 billion. Refer to further discussion of Non-GAAP metrics on pages 46 - 48.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from macro-economic driven trends. Corteva is not able to reconcile its forward-looking non-GAAP financial measures, except Free Cash Flow, to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 48 for Significant Items recorded in the three months ended March 31, 2024 and 2023). However, during 2023, the company committed to restructuring activities to optimize the Crop Protection network of manufacturing and external partners, which are expected to be substantially complete in 2024. The company expects to record approximately $180 million to $230 million net pre-tax restructuring charges during 2024 for these activities. Additionally, the company expects to record approximately $60 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Reconciliation of Forward-Looking Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow1

	Twelve Months Ended December 31, 2024[1]
(In millions)	Low End	High End
Cash provided by (used for) operating activities - continuing operations	$2,130	$2,630
Less: Capital expenditures	(630)	(630)
Free Cash Flow (Non-GAAP)	$1,500	$2,000
1.This represents the reconciliation of the company’s range provided for its forward-looking non-GAAP financial measure relating to Free Cash Flow. Refer to further discussion of Non-GAAP metrics on page 46.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2024 compared with the same period in 2023. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites.

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

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three months ended March 31, 2024 and 2023 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
In millions	2024	2023
Net sales	$2,751	$2,695
Segment operating EBITDA	$748	$652

Seed	Q1 2024 vs. Q1 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$148	11%	3%	8%	—%	—%
EMEA	(94)	(9)%	10%	(10)%	(5)%	(4)%
Latin America	12	5%	6%	(7)%	6%	—%
Asia Pacific	(10)	(10)%	8%	(13)%	(5)%	—%
Total	$56	2%	6%	(1)%	(2)%	(1)%

Seed	Q1 2024 vs. Q1 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$108	5%	7%	1%	(2)%	(1)%
Soybeans	23	9%	2%	7%	—%	—%
Other oilseeds	(56)	(19)%	10%	(13)%	(7)%	(9)%
Other	(19)	(13)%	(1)%	(13)%	1%	—%
Total	$56	2%	6%	(1)%	(2)%	(1)%

Seed
Seed net sales were $2,751 million in the first quarter of 2024, up 2 percent from $2,695 million in the first quarter of 2023. The sales increase was driven by a 6 percent increase in price, partially offset by a 2 percent unfavorable currency impact and a 1 percent decline in both volume and portfolio and other.

Price gains were driven by strong execution globally, led by EMEA, as farmers prioritize the use of top technology to drive higher yields. Volume gains in North America from higher corn deliveries were offset by volume declines in EMEA due to delayed demand from unfavorable weather. Unfavorable currency impacts were led by the Turkish lira.

Segment operating EBITDA was $748 million in the first quarter of 2024, an improvement of $96 million from $652 million in the first quarter of 2023. Price execution, improvement in net royalty expense and ongoing cost and productivity actions more than offset higher commodity and production costs and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 300 basis points versus the prior-year period.

Crop Protection	Three Months Ended March 31,
In millions	2024	2023
Net sales	$1,741	$2,189
Segment Operating EBITDA	$310	$603

Crop Protection	Q1 2024 vs. Q1 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(263)	(30)%	(5)%	(25)%	—%	—%
EMEA	(131)	(16)%	4%	(17)%	(4)%	1%
Latin America	(49)	(17)%	(13)%	(14)%	3%	7%
Asia Pacific	(5)	(2)%	(2)%	2%	(3)%	1%
Total	$(448)	(20)%	(3)%	(18)%	(1)%	2%

Crop Protection	Q1 2024 vs. Q1 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(356)	(29)%	(4)%	(25)%	—%	—%
Insecticides	(36)	(9)%	1%	(5)%	(5)%	—%
Fungicides	(64)	(18)%	(1)%	(15)%	(2)%	—%
Other	8	4%	(4)%	(8)%	(2)%	18%
Total	$(448)	(20)%	(3)%	(18)%	(1)%	2%

Crop Protection
Crop protection net sales were $1,741 million in the first quarter of 2024, down 20 percent from $2,189 million in the first quarter of 2023. The sales decrease was driven by an 18 percent decrease in volume, a 3 percent decrease in price and a 1 percent unfavorable currency impact, partially offset by a 2 percent favorable impact from portfolio and other.

The decrease in volume against a strong prior year comparison was primarily due to farmer purchases closer to the application window, as well as weather and destocking impacts in EMEA. Price declines in North America and Latin America due to competitive market dynamics were partially offset by pricing gains in EMEA to largely offset currency. Unfavorable currency impacts were primarily related to the Turkish Lira.

Segment Operating EBITDA was $310 million in the first quarter of 2024, down $293 million from $603 million in the first quarter of 2023. Volume declines and unfavorable mix, pricing pressure, the unfavorable impact of currency, and raw material cost inflation, more than offset productivity actions. Segment operating EBITDA margin contracted by more than 970 basis points versus the prior-year period.

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

The company also uses Free Cash Flow as a non-GAAP measure to evaluate and discuss its liquidity position and ability to generate cash. Free Cash Flow is defined as cash provided by (used for) operating activities – continuing operations, less capital expenditures. Management believes that Free Cash Flow provides investors with meaningful information regarding the company’s ongoing ability to generate cash through core operations, and the company’s ability to service its indebtedness, pay dividends (when declared), make share repurchases, and meet its ongoing cash needs for its operations. During the fourth quarter of 2023, the company made the decision, which was retrospectively applied, to adjust the presentation of the Consolidated Statement of Cash Flows to separately show the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 1 – Background and Basis of Presentation, to the interim Consolidated Financial Statements, for additional information. As a result, the definition for Free Cash Flow was revised to utilize cash provided by (used for) operating activities – continuing operations. The change in definition did not have a material impact to prior years’ Free Cash Flow. Management made this decision to better present the liquidity generated from the company’s ongoing business operations.

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
(In millions)	2024	2023
Income (loss) from continuing operations after income taxes (GAAP)	$376	$607
Provision for (benefit from) income taxes on continuing operations	106	169
Income (loss) from continuing operations before income taxes (GAAP)	482	776
Depreciation and amortization	307	287
Interest income	(35)	(40)
Interest expense	41	31
Exchange (gains) losses	59	36
Non-operating (benefits) costs	52	43
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	1	15
Significant items (benefit) charge	127	83
Operating EBITDA (Non-GAAP)	$1,034	$1,231

Significant Items

	Three Months Ended March 31,
(In millions)	2024	2023
Restructuring and asset related charges - net	$(75)	$(33)
Estimated settlement expense[1]	(54)	(49)
Inventory write-offs[2]	—	(4)
Gain (loss) on sale of assets and equity investments[2]	4	3
Seed sale associated with Russia exit[2,3]	—	19
Acquisition-related costs[4]	(2)	(19)
Total pretax significant items benefit (charge)	(127)	(83)
Total tax (provision) benefit impact of significant items[5]	32	15
Total significant items benefit (charge), after tax	$(95)	$(68)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
3.Includes a benefit (charge) of $19 million for the three months ended March 31, 2023 relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $41 million of net sales and $22 million of cost of goods sold.
4.Relates to acquisition-related costs relating to third-party integration costs associated with the completed acquisitions of Stoller and Symborg. The first quarter 2023 also includes transaction costs and the recognition of the inventory fair value step-up. See Note 3 - Business Combinations, to the interim Consolidated Financials Statements, for additional information.
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

	Three Months Ended March 31,
(In millions)	2024	2023
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$372	$603
Less: Non-operating benefits (costs), after tax	(40)	(33)
Less: Amortization of intangibles (existing as of Separation), after tax	(117)	(118)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(1)	(11)
Less: Significant items benefit (charge), after tax	(95)	(68)
Operating Earnings (Loss) (Non-GAAP)	$625	$833

	Three Months Ended March 31,
	2024	2023
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$0.53	$0.84
Less: Non-operating benefits (costs), after tax	(0.06)	(0.05)
Less: Amortization of intangibles (existing as of Separation), after tax	(0.17)	(0.16)
Less: Mark-to-market gains on certain foreign currency contracts not designated as hedges, after tax	—	(0.02)
Less: Significant items benefit (charge), after tax	(0.13)	(0.09)
Operating Earnings (Loss) Per Share (Non-GAAP)	$0.89	$1.16
Diluted Shares Outstanding (in millions)	702.8	716.2

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2023 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2024.

(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Cash, cash equivalents and marketable securities	$1,658	$2,742	$1,731
Total debt	$4,640	$2,489	$5,028

The increase in debt balances from December 31, 2023 was primarily due to higher short-term debt, which was used to fund the company's working capital needs, capital spending, dividend payments and share repurchases. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.5 billion, $6.0 billion, $5.5 billion at March 31, 2024, December 31, 2023 and March 31, 2023, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”).

In February 2024, the company amended and restated its July 2023 (as amended in July 2023 and January 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to February 2025. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information on the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering.

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

The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including cash, commercial paper, the Revolving Credit Facilities, the 364-Day Revolving Credit Facility, and factoring.

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

The company's cash, cash equivalents and marketable securities at March 31, 2024, December 31, 2023 and March 31, 2023 are $1.7 billion, $2.7 billion and $1.7 billion, respectively, of which $1.3 billion, $2.2 billion and $1.5 billion at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At March 31, 2024, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(2,606) million for the three months ended March 31, 2024 compared to $(3,302) million for the three months ended March 31, 2023. The change was primarily driven by favorable changes in receivables due to lower crop protection sales and inventories due to lower purchases. The change was also driven by favorable changes in accounts payable due to lower payments to third-party growers resulting from lower commodity costs and current liabilities due to lower variable compensation payments compared to the prior year.

Cash provided by (used for) operating activities - discontinued operations was $(3) million for the three months ended March 31, 2024 compared to $(9) million for the three months ended March 31, 2023. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility.

Cash provided by (used for) investing activities was $(270) million for the three months ended March 31, 2024 compared to $(1,511) million for the three months ended March 31, 2023. The change was primarily due to the acquisitions of Stoller and Symborg in 2023, partially offset by higher purchases of investments in 2024 and the proceeds from the settlement of the net investment hedge in the first quarter of 2023.

Cash provided by (used for) financing activities was $1,766 million for the three months ended March 31, 2024 compared to $3,274 million for the three months ended March 31, 2023. The change was primarily due to higher borrowings in 2023 to fund working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions, partially offset by higher payments on debt.

In January 2024, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on March 15, 2024, to the shareholders of record on March 1, 2024. In April 2024, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on June 18, 2024, to the shareholders of record on June 4, 2024.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,630,000 shares in the open market for a cost (excluding excise taxes) of $250 million during the three months ended March 31, 2024.

On August 5, 2021, Corteva, Inc. announced that its Board of Directors authorized a $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"). The company completed the 2021 Share Buyback Plan during the first quarter of 2023 and repurchased and retired 4,098,000, 17,425,000 and 5,572,000 shares in the open market for a total cost of $250 million, $1 billion and $250 million during the years ended December 31, 2023, 2022 and 2021, respectively.

For the full year 2024, the company expects repurchases of approximately $1 billion under the 2022 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

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

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(2,972) million and $(3,297) million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily driven by higher receivables from Corteva in connection with the Master In-House Banking Agreement and the items noted on page 50, under the header "Summary of Cash Flows."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(3) million and $(9) million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily driven by the items noted on page 50, under the header "Summary of Cash Flows."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(270) million and $(1,511) million for the three months ended March 31, 2024 and 2023. The change was primarily driven by the items noted on page 50, under the header "Summary of Cash Flows."

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $2,132 million and $3,269 million for the three months ended March 31, 2024 and 2023. The change was primarily due to higher borrowings in 2023 to fund working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions, partially offset by higher payments on debt, including the payments on the related party loan between EIDP and Corteva, Inc. in the first quarter of 2023.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2023 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2023 can be found on page 56 of the company's 2023 Annual Report. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2023 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 16 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2023 Annual Report, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2024, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of March 31, 2024, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Lorsban® Lawsuits
As of March 31, 2024, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. In December 2023, Inari filed a motion to dismiss the complaint.

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

In August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. Further information with respect to these proceedings is set forth under “Bayer Dispute” in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit over challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to the Federal Resource Conservation and Recovery Act (“RCRA”). Further information with respect to these proceedings is set forth under “California Department of Toxic Substances Control, Pittsburg Plant” in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
January 2024	—	$—	—	$1,500
February 2024	3,301,843	53.98	3,301,843	1,322
March 2024	1,327,779	54.06	1,327,779	1,250
Total	4,629,622	$54.00	4,629,622	$1,250
1.    On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on May 2, 2024).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 10, 2019).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.
10.1	Form of Time-Vested Restricted Stock Unit Award Terms under 2019 Corteva, Inc. Omnibus Incentive Plan.

10.2	Form of Option Award Terms under 2019 Corteva, Inc. Omnibus Incentive Plan.

10.3	Form of Performance Stock Unit Award Terms under 2019 Corteva, Inc. Omnibus Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	May 2, 2024

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	May 2, 2024

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Net sales	$4,492	$4,884
Cost of goods sold	2,550	2,771
Research and development expense	332	316
Selling, general and administrative expenses	736	726
Amortization of intangibles	177	160
Restructuring and asset related charges - net	75	33
Other income (expense) - net	(92)	(71)
Interest expense	41	44
Income (loss) from continuing operations before income taxes	489	763
Provision for (benefit from) income taxes on continuing operations	108	166
Income (loss) from continuing operations after income taxes	381	597
Income (loss) from discontinued operations after income taxes	47	(8)
Net income (loss)	428	589
Net income (loss) attributable to noncontrolling interests	2	1
Net income (loss) attributable to EIDP, Inc.	$426	$588

See Notes to the Interim Consolidated Financial Statements beginning on page 64.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss)	$428	$589
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(304)	134
Adjustments to pension benefit plans	1	2
Adjustments to other benefit plans	(2)	(2)
Unrealized gain (loss) on investments	(22)	—
Derivative instruments	(6)	(67)
Total other comprehensive income (loss)	(333)	67
Comprehensive income (loss)	95	656
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	1
Comprehensive income (loss) attributable to EIDP, Inc.	$93	$655

See Notes to the Interim Consolidated Financial Statements beginning on page 64.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,505	$2,644	$1,646
Marketable securities	153	98	85
Accounts and notes receivable - net	7,906	5,488	8,678
Inventories	6,183	6,899	6,585
Other current assets	1,416	1,131	1,335
Total current assets	17,163	16,260	18,329
Investment in nonconsolidated affiliates	123	115	87
Property, plant and equipment	9,013	8,956	8,633
Less: Accumulated depreciation	4,807	4,669	4,362
Net property, plant and equipment	4,206	4,287	4,271
Goodwill	10,553	10,605	10,508
Other intangible assets	9,446	9,626	10,137
Deferred income taxes	551	584	508
Other assets	2,329	1,896	1,660
Total Assets	$44,371	$43,373	$45,500
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,148	$198	$3,787
Accounts payable	3,606	4,280	3,957
Income taxes payable	311	174	298
Deferred revenue	2,694	3,406	2,712
Accrued and other current liabilities	2,566	2,347	2,496
Total current liabilities	11,325	10,405	13,250
Long-term debt	2,492	2,291	1,241
Long-term debt - related party	—	—	429
Other noncurrent liabilities
Deferred income tax liabilities	753	899	1,255
Pension and other post employment benefits - noncurrent	2,453	2,467	2,242
Other noncurrent obligations	1,587	1,651	1,692
Total noncurrent liabilities	7,285	7,308	6,859
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2024, December 31, 2023, and March 31, 2023:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at March 31, 2024, December 31, 2023, and March 31, 2023	—	—	—
Additional paid-in capital	24,360	24,349	24,275
Retained earnings (accumulated deficit)	4,169	3,747	3,614
Accumulated other comprehensive income (loss)	(3,010)	(2,677)	(2,739)
Total EIDP, Inc. stockholders’ equity	25,758	25,658	25,389
Noncontrolling interests	3	2	2
Total equity	25,761	25,660	25,391
Total Liabilities and Equity	$44,371	$43,373	$45,500

See Notes to the Interim Consolidated Financial Statements beginning on page 64.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating activities
Net income (loss)	$428	$589
(Income) loss from discontinued operations after income taxes	(47)	8
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	307	287
Provision for (benefit from) deferred income tax	(152)	(85)
Net periodic pension and OPEB (credits) costs	41	36
Pension and OPEB contributions	(53)	(50)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(5)	1
Restructuring and asset related charges - net	75	33
Other net loss	141	48
Changes in assets and liabilities, net
Accounts and notes receivable	(2,546)	(2,705)
Inventories	618	324
Accounts payable	(615)	(907)
Deferred revenue	(700)	(685)
Other assets and liabilities	(464)	(191)
Cash provided by (used for) operating activities - continuing operations	(2,972)	(3,297)
Cash provided by (used for) operating activities - discontinuing operations	(3)	(9)
Cash provided by (used for) operating activities	(2,975)	(3,306)
Investing activities
Capital expenditures	(148)	(151)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	5	21
Acquisitions of businesses - net of cash acquired	—	(1,463)
Purchases of investments	(132)	—
Proceeds from sales and maturities of investments	7	40
Proceeds from settlement of net investment hedge	—	42
Other investing activities, net	(2)	—
Cash provided by (used for) investing activities	(270)	(1,511)
Financing activities
Net change in borrowings (less than 90 days)	656	3,084
Payments on related party debt	—	(361)
Proceeds from debt	1,675	626
Payments on debt	(190)	(56)
Proceeds from exercise of stock options	8	7
Other financing activities, net	(17)	(31)
Cash provided by (used for) financing activities	2,132	3,269
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(31)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,144)	(1,550)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period	$2,014	$2,068

See Notes to the Interim Consolidated Financial Statements beginning on page 64.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2023
Balance at January 1, 2023	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				588		1	589
Other comprehensive income (loss)					67		67
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			7				7
Share-based compensation			(14)				(14)
Other - net			(2)	(2)			(4)
Balance at March 31, 2023	$239	$—	$24,275	$3,614	$(2,739)	$2	$25,391

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital "APIC"	Retained Earnings (Accum Deficit)	Accum. Other Comp Income (Loss)	Non-controlling Interests	Total Equity
2024
Balance at January 1, 2024	$239	$—	$24,349	$3,747	$(2,677)	$2	$25,660
Net income (loss)				426		2	428
Other comprehensive Income (loss)					(333)		(333)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			8				8
Share-based compensation			3	(1)			2
Other - net				—		(1)	(1)
Balance at March 31, 2024	$239	$—	$24,360	$4,169	$(3,010)	$3	$25,761

See Notes to the Interim Consolidated Financial Statements beginning on page 64.

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
•Capital Structure - At March 31, 2024, Corteva, Inc.'s capital structure consists of 697,800,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Business Combinations - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 7 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP interim Consolidated Financial Statements, below
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Other Intangible Assets - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP has a related party loan payable to Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, below
•Note 13 - Commitments and Contingent Liabilities - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Stockholders' Equity - refer to page 29 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Pension Plans and Other Post Employment Benefits - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Financial Instruments - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Fair Value Measurements - refer to page 37 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 18 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, below

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. The company repaid the outstanding related party revolving loan balance during the fourth quarter of 2023. As of March 31, 2023, the outstanding related party loan balance was $429 million (which approximates fair value), with an interest rate of 6.52%. The balance at March 31, 2023 was reflected as long-term debt - related party in EIDP's interim Consolidated Balance Sheets. Additionally, EIDP incurred tax deductible interest expense of $13 million for the three months ended March 31, 2023, associated with the related party loan from Corteva, Inc.

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. As of March 31, 2024, EIDP had receivables from Corteva, Inc. of $746 million included in other assets in the interim Consolidated Balance Sheets related to this agreement.

As of March 31, 2024, December 31, 2023 and March 31, 2023, EIDP had payables to Corteva, Inc., of $24 million, $30 million and $32 million included in accrued and other current liabilities, respectively, and $148 million, $106 million and $115 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page 15 of the Corteva, Inc. Interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate was 22.1 percent and 21.8 percent for the three months ended March 31, 2024 and 2023, respectively.

EIDP's effective tax rates for the three months ended March 31, 2024 and 2023 were driven by the net tax benefits discussed on page 15 of the Corteva, Inc. Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EIDP. In addition, there are no differences between Corteva, Inc. and EIDP segment net sales, segment operating EBITDA, segment assets, or significant items by segment; refer to page 37 of the Corteva, Inc. interim Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EIDP.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended March 31,
(In millions)	2024	2023
Income (loss) from continuing operations after income taxes	$381	$597
Provision for (benefit from) income taxes on continuing operations	108	166
Income (loss) from continuing operations before income taxes	489	763
Depreciation and amortization	307	287
Interest income	(35)	(40)
Interest expense	41	44
Exchange (gains) losses	59	36
Non-operating (benefits) costs	52	43
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	1	15
Significant items (benefit) charge	127	83
Corporate expenses	24	24
Segment operating EBITDA	$1,065	$1,255