Form 10-Q
period 2024-06-30
Corteva, Inc.; EIDP, Inc.
filed 2024-08-01
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Corteva, Inc. had 692,247,000 shares of common stock, par value $0.01 per share, outstanding at July 25, 2024.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at July 25, 2024, all of which are held by Corteva, Inc.

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

The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 63. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$6,112	$6,045	$10,604	$10,929
Cost of goods sold	2,918	3,137	5,468	5,908
Research and development expense	357	329	689	645
Selling, general and administrative expenses	1,054	1,045	1,790	1,771
Amortization of intangibles	174	174	351	334
Restructuring and asset related charges - net	92	60	167	93
Other income (expense) - net	(113)	(134)	(212)	(205)
Interest expense	66	82	107	113
Income (loss) from continuing operations before income taxes	1,338	1,084	1,820	1,860
Provision for (benefit from) income taxes on continuing operations	282	204	388	373
Income (loss) from continuing operations after income taxes	1,056	880	1,432	1,487
Income (loss) from discontinued operations after income taxes	—	(163)	47	(171)
Net income (loss)	1,056	717	1,479	1,316
Net income (loss) attributable to noncontrolling interests	3	3	7	7
Net income (loss) attributable to Corteva	$1,053	$714	$1,472	$1,309
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.51	$1.23	$2.04	$2.08
Basic earnings (loss) per share of common stock from discontinued operations	—	(0.23)	0.07	(0.24)
Basic earnings (loss) per share of common stock	$1.51	$1.00	$2.11	$1.84
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.51	$1.23	$2.03	$2.07
Diluted earnings (loss) per share of common stock from discontinued operations	—	(0.23)	0.07	(0.24)
Diluted earnings (loss) per share of common stock	$1.51	$1.00	$2.10	$1.83

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,056	$717	$1,479	$1,316
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(326)	148	(630)	282
Adjustments to pension benefit plans	—	1	1	3
Adjustments to other benefit plans	(3)	(2)	(5)	(4)
Unrealized gain (loss) on investments	(1)	—	(23)	—
Derivative instruments	16	(85)	10	(152)
Total other comprehensive income (loss)	(314)	62	(647)	129
Comprehensive income (loss)	742	779	832	1,445
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	3	7	7
Comprehensive income (loss) attributable to Corteva	$739	$776	$825	$1,438

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$1,839	$2,644	$2,563
Marketable securities	120	98	53
Accounts and notes receivable - net	7,615	5,488	7,955
Inventories	4,893	6,899	5,628
Other current assets	892	1,131	1,008
Total current assets	15,359	16,260	17,207
Investment in nonconsolidated affiliates	113	115	83
Property, plant and equipment	9,088	8,956	8,797
Less: Accumulated depreciation	4,933	4,669	4,491
Net property, plant and equipment	4,155	4,287	4,306
Goodwill	10,490	10,605	10,539
Other intangible assets	9,238	9,626	9,985
Deferred income taxes	538	584	524
Other assets	1,571	1,519	1,545
Total Assets	$41,464	$42,996	$44,189
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,253	$198	$3,023
Accounts payable	3,300	4,280	3,379
Income taxes payable	488	174	396
Deferred revenue	413	3,406	656
Accrued and other current liabilities	2,499	2,351	2,892
Total current liabilities	8,953	10,409	10,346
Long-term debt	2,471	2,291	2,290
Other noncurrent liabilities
Deferred income tax liabilities	607	899	1,134
Pension and other post employment benefits - noncurrent	2,452	2,467	2,236
Other noncurrent obligations	1,560	1,651	1,722
Total noncurrent liabilities	7,090	7,308	7,382
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2024 - 693,617,000; December 31, 2023 - 701,260,000; and June 30, 2023 - 709,516,000	7	7	7
Additional paid-in capital	27,504	27,748	27,877
Retained earnings (accumulated deficit)	992	(41)	1,013
Accumulated other comprehensive income (loss)	(3,324)	(2,677)	(2,677)
Total Corteva stockholders’ equity	25,179	25,037	26,220
Noncontrolling interests	242	242	241
Total equity	25,421	25,279	26,461
Total Liabilities and Equity	$41,464	$42,996	$44,189

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$1,479	$1,316
(Income) loss from discontinued operations after income taxes	(47)	171
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	619	593
Provision for (benefit from) deferred income tax	(303)	(129)
Net periodic pension and OPEB (credits) costs	82	71
Pension and OPEB contributions	(95)	(91)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(17)	(1)
Restructuring and asset related charges - net	167	93
Other net loss	245	192
Changes in assets and liabilities, net
Accounts and notes receivable	(2,427)	(1,892)
Inventories	1,783	1,320
Accounts payable	(913)	(1,560)
Deferred revenue	(2,978)	(2,758)
Other assets and liabilities	406	195
Cash provided by (used for) operating activities - continuing operations	(1,999)	(2,480)
Cash provided by (used for) operating activities - discontinued operations	(159)	(19)
Cash provided by (used for) operating activities	(2,158)	(2,499)
Investing activities
Capital expenditures	(262)	(250)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	20	34
Acquisitions of businesses - net of cash acquired	—	(1,463)
Investments in and loans to nonconsolidated affiliates	—	(4)
Purchases of investments	(136)	(7)
Proceeds from sales and maturities of investments	65	106
Proceeds from settlement of net investment hedge	15	42
Other investing activities, net	(7)	(2)
Cash provided by (used for) investing activities	(305)	(1,544)
Financing activities
Net change in borrowings (less than 90 days)	628	885
Proceeds from debt	2,559	3,427
Payments on debt	(943)	(372)
Repurchase of common stock	(504)	(332)
Proceeds from exercise of stock options	28	26
Dividends paid to stockholders	(223)	(213)
Other financing activities, net	(27)	(42)
Cash provided by (used for) financing activities	1,518	3,379
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(72)	9
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,017)	(655)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,141	$2,963
1. See page 15 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non- Controlling Interests	Total Equity
2023
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			595		4	599
Other comprehensive income (loss)				67		67
Share-based compensation		(14)				(14)
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		7				7
Repurchase of common stock			(252)			(252)
Other - net			1		(3)	(2)
Balance at March 31, 2023	$7	$27,844	$487	$(2,739)	$240	$25,839
Net income (loss)			714		3	717
Other comprehensive income (loss)				62		62
Share-based compensation		14	(1)			13
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		19				19
Repurchase of common stock			(81)			(81)
Other - net			1		(2)	(1)
Balance at June 30, 2023	$7	$27,877	$1,013	$(2,677)	$241	$26,461

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			419		4	423
Other comprehensive income (loss)				(333)		(333)
Share-based compensation		3	(1)			2
Common dividends ($0.16 per share)		(112)				(112)
Issuance of Corteva stock		8				8
Repurchase of common stock		(178)	(74)			(252)
Other - net		(1)	(1)		(5)	(7)
Balance at March 31, 2024	$7	$27,468	$302	$(3,010)	$241	$25,008
Net income (loss)			$1,053		3	1,056
Other comprehensive income (loss)				(314)		(314)
Share-based compensation		15				15
Common dividends ($0.16 per share)			(111)			(111)
Issuance of Corteva stock		20				20
Repurchase of common stock			(252)			(252)
Other - net		1			(2)	(1)
Balance at June 30, 2024	$7	$27,504	$992	$(3,324)	$242	$25,421

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

During the fourth quarter of 2023, the company made the decision, which was retrospectively applied, to adjust the presentation of the interim Consolidated Statement of Cash Flows to separately present the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on discontinued operations activities.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 4 percent and 3 percent to the company's annual net sales and segment operating EBITDA, respectively. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 7 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2023 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which could be used to pay off outstanding intercompany payables. During the first quarter of 2024, the company purchased $125 million of these foreign government bonds as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 16 - Financial Instruments, for additional information. As of June 30, 2024, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of June 30, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced income tax related disclosures.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures. It generally requires the use of business combinations accounting at the joint venture formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangible assets on the joint venture’s financial statements. It does not alter the ongoing accounting for the joint venture’s operations. This guidance is effective for joint ventures with formation dates on or after January 1, 2025. Prospective application is required, with early adoption permitted. Retrospective application can be elected for joint ventures formed before January 1, 2025. The company does not expect the impact of adoption to be material.

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

NOTE 4 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $138 million, $134 million and $131 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	June 30, 2024	December 31, 2023	June 30, 2023
(In millions)
Accounts and notes receivable - trade[1]	$6,388	$4,329	$6,575
Contract assets - current[2]	29	27	27
Contract assets - noncurrent[3]	71	67	66
Deferred revenue - current	413	3,406	656
Deferred revenue - noncurrent[4]	110	108	107
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was $3,150 million and $3,201 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Corn	$2,683	$2,673	$4,770	$4,652
Soybean	1,317	1,255	1,609	1,524
Other oilseeds	186	194	431	495
Other	145	142	272	288
Seed	4,331	4,264	7,082	6,959
Herbicides	946	986	1,832	2,228
Insecticides	415	331	788	740
Fungicides	250	252	545	611
Other	170	212	357	391
Crop Protection	1,781	1,781	3,522	3,970
Total	$6,112	$6,045	$10,604	$10,929

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
North America[1]	$3,753	$3,696	$5,224	$5,019
EMEA[2]	251	231	1,169	1,243
Latin America	207	208	478	467
Asia Pacific	120	129	211	230
Total	$4,331	$4,264	$7,082	$6,959

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
North America[1]	$647	$623	$1,263	$1,502
EMEA[2]	422	483	1,092	1,284
Latin America	443	400	687	693
Asia Pacific	269	275	480	491
Total	$1,781	$1,781	$3,522	$3,970
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, comprised of $70 million to $90 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $20 million to $30 million of costs related to contract terminations. Reductions in workforce are subject to local regulatory requirements. Through the second quarter of 2024, the company recorded net pre-tax restructuring and asset related charges of $343 million, comprised of $41 million of severance and related benefit costs, $299 million of asset-related and impairment charges and $3 million of costs related to contract terminations. The pre-tax restructuring and asset related charges noted above includes charges relating to spare parts write-offs recognized during the fourth quarter of 2023, which impacted the Crop Protection segment, and were included in cost of goods sold, in the company’s Consolidated Statement of Operations for the year ended December 31, 2023. See Note 23 – Segment Information, to the Consolidated Financial Statements, in the company’s 2023 Annual Report for additional information.

Future cash payments related to these charges are anticipated to be $90 million to $120 million, which primarily relate to the payment of severance and related benefits and contract terminations. Through the second quarter of 2024, the company paid $3 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three and six months ended June 30, 2024.

(In millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Severance and related benefit costs[1]	$27	$41
Asset related charges[2]	32	73
Total restructuring and asset related charges - net	$59	$114
1.Reflects corporate-related charges.
2.Reflects charges associated with the Crop Protection segment.

A reconciliation of the December 31, 2023 to the June 30, 2024 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Total
Balance at December 31, 2023	$—	$—	$—
Charges to income from continuing operations	41	73	114
Asset write-offs	—	(73)	(73)
Balance at June 30, 2024	$41	$—	$41

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”). Through the second quarter of 2024, the company recorded net pre-tax restructuring and other charges of $369 million inception-to-date under the 2022 Restructuring Actions, consisting of $131 million of severance and related benefit costs, $114 million of asset related charges, $67 million of costs related to contract terminations (including early lease terminations) and $57 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions as actions associated with this charge are substantially complete.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash payments related to these charges are anticipated to be up to $210 million, of which approximately $170 million has been paid through June 30, 2024, and primarily relate to the payment of severance and related benefits, contract terminations and other charges.

The total net pre-tax restructuring and other charges recognized through the second quarter of 2024 included $53 million associated with the Russia Exit. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges, and $30 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The following table is a summary of charges incurred related to the 2022 Restructuring Actions for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Severance and related benefit costs[1]	$—	$—	$—	$4
Asset related charges	(2)	4	(2)	11
Contract termination charges[3]	—	3	—	3
Total restructuring and asset related charges - net[2,3]	$(2)	$7	$(2)	$18
1.Reflects corporate-related charges.
2.The three and six months ended June 30, 2024, reflects a benefit of $(2) million associated with sales of inventory previously reserved for impacting the Seed segment. The three and six months ended June 30, 2023 reflects charges of $3 million and $9 million, respectively, impacting the Seed segment, and $4 million and $5 million, respectively, impacting the Crop Protection segment.
3.This amount excludes other pre-tax charges recorded during the three and six months ended June 30, 2024 and 2023 impacting the Seed segment included in cost of goods sold and other income (expense) – net, in the company’s interim Consolidated Statement of Operations, relating to inventory write-offs and a loss on the sale of the company's interest in an equity investment. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for additional information.

A reconciliation of the December 31, 2023 to the June 30, 2024 liability balances related to the 2022 Restructuring Actions is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related	Contract Termination[1]	Total
Balance at December 31, 2023	$48	$1	$9	$58
Charges to income from continuing operations	—	(2)	—	(2)
Payments	(16)	2	—	(14)
Balance at June 30, 2024	$32	$1	$9	$42
1.The liability for contract terminations includes lease obligations.

Other Asset Related Charges
The company recognized charges of $35 million and $55 million for the three and six months ended June 30, 2024 respectively, and $52 million and $68 million for the three and six months ended June 30, 2023 respectively, in restructuring and asset related charges - net, in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest income	$25	$54	$60	$94
Equity in earnings (losses) of affiliates - net	(1)	3	7	6
Net gain (loss) on sales of businesses and other assets	13	2	17	1
Net exchange gains (losses)[1]	(78)	(104)	(137)	(140)
Non-operating pension and other post employment benefit credits (costs)[2]	(36)	(30)	(72)	(61)
Miscellaneous income (expenses) - net[3]	(36)	(59)	(87)	(105)
Other income (expense) - net	$(113)	$(134)	$(212)	$(205)
1.Includes net pre-tax exchange gains (losses) of $(18) million and $(28) million associated with the devaluation of the Argentine Peso for the three and six months ended June 30, 2024, respectively, and $(46) million and $(67) million for the three and six months ended June 30, 2023, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.Includes estimated settlement reserves and other items. The three and six months ended June 30, 2024 also includes tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, while the six months ended June 30, 2024 additionally includes the recognition of an indemnification payment negotiated with the prior Stoller owners. The three and six months ended June 30, 2023 also includes an adjustment to the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) due to a change in estimate. The six months ended June 30, 2023 also includes gains on the sale of assets, and a loss on the sale of the company's interest in an equity investment.

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

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(66)	$(48)	$(43)	$(78)
Local tax (expenses) benefits	28	(1)	18	8
Net after-tax impact from subsidiary exchange gain (loss)	$(38)	$(49)	$(25)	$(70)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(12)	$(56)	$(94)	$(62)
Tax (expenses) benefits	2	14	19	16
Net after-tax impact from hedging program exchange gain (loss)	$(10)	$(42)	$(75)	$(46)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(78)	$(104)	$(137)	$(140)
Tax (expenses) benefits	30	13	37	24
Net after-tax exchange gain (loss)	$(48)	$(91)	$(100)	$(116)

Non-Controlling Interest Adjustment	—	—	1	—

Net after-tax exchange gain (loss) attributable to Corteva	$(48)	$(91)	$(99)	$(116)

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

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$1,839	$2,644	$2,563
Restricted cash equivalents	302	514	400
Total cash, cash equivalents and restricted cash equivalents	$2,141	$3,158	$2,963
Restricted cash equivalents is primarily comprised of a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. During the second quarter of 2024, the previously-restricted cash in the Water District Settlement Fund was released, as further described in Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. All of the company's restricted cash equivalents are classified as current as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Accounts payable
At June 30, 2024, December 31, 2023 and June 30, 2023, accounts payable was $3,300 million, $4,280 million and $3,379 million, respectively, which includes accounts payable - trade of $1,434 million, $2,952 million, and $1,541 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $20 million, $560 million, and $20 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, which is measured at fair value using Level 2 inputs for each period presented.

NOTE 7 - INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2024 was 21.1 percent and 21.3 percent, respectively, and 18.8 percent and 20.1 percent for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024, the company recognized $9 million and $15 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation.

During the three and six months ended June 30, 2023, the company recognized $56 million and $68 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions and stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity.

The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of the program, which resides in the U.S., is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions, which can drive material impacts on the company's effective tax rate. For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 6 - Supplementary Information, to the interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes	$1,056	$880	$1,432	$1,487
Net income (loss) attributable to continuing operations noncontrolling interests	3	3	7	7
Income (loss) from continuing operations available to Corteva common stockholders	1,053	877	1,425	1,480
Income (loss) from discontinued operations available to Corteva common stockholders	—	(163)	47	(171)
Net income (loss) available to common stockholders	$1,053	$714	$1,472	$1,309

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2024	2023	2024	2023
Earnings (loss) per share of common stock from continuing operations	$1.51	$1.23	$2.04	$2.08
Earnings (loss) per share of common stock from discontinued operations	—	(0.23)	0.07	(0.24)
Earnings (loss) per share of common stock	$1.51	$1.00	$2.11	$1.84

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2024	2023	2024	2023
Earnings (loss) per share of common stock from continuing operations	$1.51	$1.23	$2.03	$2.07
Earnings (loss) per share of common stock from discontinued operations	—	(0.23)	0.07	(0.24)
Earnings (loss) per share of common stock	$1.51	$1.00	$2.10	$1.83

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2024	2023	2024	2023
Weighted-average common shares - basic	695.9	710.8	698.1	711.8
Plus: dilutive effect of equity compensation plans[1]	2.2	2.9	2.3	3.0
Weighted-average common shares - diluted	698.1	713.7	700.4	714.8
Potential shares of common stock excluded from EPS calculations[2]	2.7	2.3	3.9	2.5
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Accounts receivable – trade[1]	$5,168	$4,210	$5,248
Notes receivable – trade[1,2]	1,220	119	1,327
Other[3]	1,227	1,159	1,380
Total accounts and notes receivable - net	$7,615	$5,488	$7,955
1.Accounts and notes receivable - trade are net of allowances of $188 million, $205 million and $206 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2024, December 31, 2023 and June 30, 2023, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $152 million, $131 million and $139 million as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the six months ended June 30, 2024 and 2023:

(In millions)
2023
Balance at December 31, 2022	$194
Net provision for credit losses	4
Other - net of write-offs charged against allowance	8
Balance at June 30, 2023	$206
2024
Balance at December 31, 2023	$205
Net provision for credit losses	26
Other - net of write-offs charged against allowance	(43)
Balance at June 30, 2024	$188

The company enters into various factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds. These financing arrangements result in a transfer of the company's receivables and risks to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the interim Consolidated Balance Sheets upon transfer, and the company receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, which is typically provided through a guarantee of accounts in the event of customer default, the guarantee obligation is measured using market data from similar transactions and reported as a current liability in the interim Consolidated Balance Sheets.

Trade receivables sold under these agreements were $49 million and $67 million for the three and six months ended June 30, 2024, respectively and $35 million and $43 million for the three and six months ending June 30, 2023, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2024, December 31, 2023 and June 30, 2023 were $9 million, $2 million and $17 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and six months ended June 30, 2024 and 2023 was not material. See Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - INVENTORIES

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Finished products	$2,190	$3,273	$2,640
Semi-finished products	2,110	2,775	2,127
Raw materials and supplies	593	851	861
Total inventories	$4,893	$6,899	$5,628

NOTE 11 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	June 30, 2024			December 31, 2023			June 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,208)	$5,083	$6,291	$(1,081)	$5,210	$6,291	$(953)	$5,338
Customer-related	2,388	(798)	1,590	2,427	(734)	1,693	2,429	(657)	1,772
Developed technology	1,840	(1,086)	754	1,849	(1,004)	845	1,843	(913)	930
Trademarks/trade names	2,058	(340)	1,718	2,111	(339)	1,772	2,110	(293)	1,817
Other[1]	388	(300)	88	395	(294)	101	395	(283)	112
Total other intangible assets with finite lives	12,965	(3,732)	9,233	13,073	(3,452)	9,621	13,068	(3,099)	9,969
Intangible assets not subject to amortization (indefinite-lived):
IPR&D	5	—	5	5	—	5	16	—	16
Total other intangible assets with indefinite lives	5	—	5	5	—	5	16	—	16
Total other intangible assets	$12,970	$(3,732)	$9,238	$13,078	$(3,452)	$9,626	$13,084	$(3,099)	$9,985
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $174 million and $351 million for the three and six months ended June 30, 2024, respectively, and $174 million and $334 million for the three and six months ended June 30, 2023, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2024 and each of the next five years is approximately $334 million, $644 million, $634 million, $573 million, $552 million and $529 million, respectively.

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Commercial paper	$2,077	$—	$2,805
364-Day Revolving Credit Facility	—	—	—
Other loans - various currencies	175	1	22
Long-term debt payable within one year	—	196	195
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$2,253	$198	$3,023

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt
(In millions)	June 30, 2024		December 31, 2023		June 30, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2026	600	4.50%	600	4.50%	600	4.50%
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans, various rates and maturities	181	12.70%	196	14.80%	195	14.80%
Medium-term notes, varying maturities through 2041	104	5.29%	106	5.34%	106	5.10%
Finance lease obligations	—		1		2
Less: Unamortized debt discount and issuance costs	14		16		18
Less: Long-term debt due within one year	—		196		195
Total long-term debt	$2,471		$2,291		$2,290

The estimated fair value of the company's short-term and long-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and finance lease obligations approximated carrying value.

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,362 million, $2,434 million and $2,368 million as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Debt Offering
In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”). The proceeds of this offering were used for general corporate purposes, including funding of working capital, capital expenditures and share repurchases.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at June 30, 2024 was approximately $23 million. The company’s Foreign Currency Loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at June 30, 2024
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-day Revolving Credit Facility	February 2024	1,000	1,000	February 2025	Floating Rate
Total Committed and Available Credit Facilities		$5,750	$5,750

Revolving Credit Facilities
In May 2022, EIDP entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2024, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2024, the company amended and restated its July 2023 (as amended in July 2023 and January 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to February 2025. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2024, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At June 30, 2024, December 31, 2023 and June 30, 2023, the outstanding obligations under supplier finance programs was $125 million, $115 million and $115 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended June 30, 2024 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2023	$115
Invoices confirmed during the year	315
Confirmed invoices paid during the year	(305)
Confirmed obligations outstanding at June 30, 2024	$125

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2024, December 31, 2023 and June 30, 2023, the company had directly guaranteed $80 million, $84 million and $73 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at June 30, 2024, approximately $15 million had terms greater than one year. The maximum future payments include $6 million, $2 million and $5 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $595 million, $187 million and $494 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont intend to pursue resolution of a matter under the terms of the TMA. The company believes its interpretation of the TMA is correct, but it is reasonably possible that the required third party assessment may differ from our interpretation, which could have a significant impact to the current carrying value of our indemnification liability.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
companies share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At June 30, 2024, December 31, 2023 and June 30, 2023, the indemnification assets were $44 million, $44 million and $39 million, respectively, within accounts and notes receivable - net and $122 million, $104 million and $108 million, respectively, within other assets in the interim Consolidated Balance Sheets. At June 30, 2024, December 31, 2023 and June 30, 2023, the indemnification liabilities were $24 million, $30 million and $44 million, respectively, within accrued and other current liabilities and $140 million, $106 million and $115 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $— million and $47 million for the three and six months ended June 30, 2024, respectively, and $(163) million and $(171) million, respectively, for the three and six months ended June 30, 2023 to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statement of Operations. The result for the three months ended June 30, 2024 was primarily driven by the de-recognition of an indemnification liability associated with the Water District Settlement Fund contribution, offset by the unfavorable settlement of a tax matter and increased environmental remediation costs for previously divested businesses. The after-tax benefits recognized during the six months ended June 30, 2024 primarily relate to a favorable adjustment of certain prior year tax positions for previously divested businesses, partially offset by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility. The after-tax charges recognized during the three and six months ended June 30, 2023 primarily related to the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Nationwide Water District Settlement.

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

Lorsban® Lawsuits
As of June 30, 2024, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of June 30, 2024, an accrual has been established for the estimated resolution of certain claims.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. In April 2023, Corteva's motion to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents was denied. At that time the court also denied Bayer’s motion to dismiss our invalidity counterclaim. Recently Corteva asserted a counterclaim against Bayer for inequitable conduct during the patent prosecution process. The trial date is currently scheduled for June 2025.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2024, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle approximately 95 matters, as well as unfiled matters, remaining in the Ohio MDL for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. As agreed to in the settlement, the plaintiffs' counsel filed a motion to dissolve the MDL. As of June 30, 2024, the dissolution motion remains pending and 36 plaintiffs purporting to be Leach class members have filed personal injury cases, which are proceeding in the Ohio MDL. Among these personal injury cases, two testicular cancer cases are set for trial in September of 2024.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EIDP did not make any film-forming foams, PFOS, or PFOS products. While EIDP made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EIDP’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

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

Aqueous Film-Forming Foams. Approximately 6,100 cases have been filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily prostate, kidney, and testicular cancer) from the use of aqueous film-forming foams (“AFFF”) and consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The SC MDL has indicated that plaintiff claims will be required to be dismissed, without prejudice, by August 2024 if such plaintiff cannot produce peer reviewed science and expert reports supporting PFAS as both the general and specific causation of their personal injury. As of July 31, 2024, approximately 2,300 cases have been dismissed. Discovery has concluded for the first potential bellwether personal injury cases with no trial dates set. Additionally, in December 2023, a class action was filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF.

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

The class represented by the Nationwide Water District Settlement is composed of all Public Water Systems, as defined in 42 U.S.C. § 300f, with a current detection of PFAS or that are currently required to monitor for PFAS under the Environmental Protection Agency’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law (the “Class”). Approximately 88 percent of the U.S. is served by systems required to test under UCMR 5. The Class does not include water systems owned and operated by a State or the United States government; small systems that have not detected the presence of PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina. The total number of requests for exclusion (“opt-outs”) was approximately 900 water districts, while most public water districts (approximately 93 percent of the Class) remain in the class settlement.

With the time for further appeals lapsed, the judgement was deemed final in April 2024 resulting in the release of the previously-restricted cash in the Water District Settlement Fund and de-recognition of the associated liability.

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

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was settled in December 2023 for $110 million and received final approval under Ohio's judicial consent order process. Pending any permitted appeals, Corteva’s share of the settlement under the MOU will be approximately $16 million. The second, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024.

New York. EIDP is a defendant in a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York asserting claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. EIDP will challenge the certification and continue to defend itself on the merits of the case, while seeking an out of court resolution. Additionally, an accrual was established as of June 30, 2024 for the settlement of personal injury lawsuits with respect to persons living in or around Hoosick Falls.

EIDP is a defendant in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s water wells. This district submitted a timely op-out request from the Nationwide Water District Settlement.

Other Natural Resource Damage Cases. In addition to the natural resource cases in New Jersey and New York, 25 states and 3 U.S. territories, have filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase. While the recent mediation of the natural resource case in North Carolina and New Jersey concluded without resolution, discussions continue between the parties to seek a resolution.

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

Netherlands. In April 2021, four municipalities in The Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities land infringes their property rights by an objective standard. While the parties continue to seek a resolution to these matters, a separate hearing related to damages is expected to be scheduled in the future. Additionally, the Office of Public Prosecutor in The Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht facility.

Carpet Mill Cases. The city of Rome, GA and Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The city of Rome sought damages for the cost of the installation of a water treatment system capable of removing PFCs from the water, injunctive relief requiring the defendants to clean up the contamination in the river ways, and punitive damages. Additionally, the city of Rome sent a demand to EIDP asserting damages for the construction of a new utilities wastewater treatment system and upgrades to the city's water treatment system, along with future monitoring costs. The City of Rome case has been settled and an accrual was established as of June 30, 2024. The trial for the Centre Alabama water district carpet case will be set for the first quarter of 2025. Numerous carpet manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia and Alabama, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

At June 30, 2024, several actions, including for personal injury, are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action, approximately 100 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP in May 2020. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence and property damage allegedly caused by release of certain PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts its entitled in its pending litigation. EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law in June 2023, along with a counterclaim in October 2023. CFPUA’s motion to stay the case was granted in January 2024.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accrued environmental obligations and indemnification assets include the following:

	As of June 30, 2024
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$156	$159	$278
Other discontinued or divested businesses obligations[1]	32	68	196

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	53	58	61

Environmental remediation liabilities not subject to indemnity	—	107	85

Indemnification liabilities related to the MOU[4]	25	97	28
Total	$266	$489	$648
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 22, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $25 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $52 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 27 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 21, under the header "Chemours/Performance Chemicals."

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

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of June 30, 2024, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit over challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to the Federal Resource Conservation and Recovery Act (“RCRA”). Discussions between the parties remain ongoing and further litigation, including discovery, is stayed.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,486,000 shares in the open market for a total cost (excluding excise taxes) of $250 million during the three months ended June 30, 2024, and 9,116,000 shares and 1,417,000 shares in the open market for a total cost (excluding excise taxes) of $500 million and $80 million during the six months ended June 30, 2024 and 2023 respectively.

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

Shares repurchased pursuant to Corteva's share buyback plans are immediately retired upon repurchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to additional paid-in capital ("APIC"). When Corteva has retained earnings, the excess is charged entirely to retained earnings.

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

Below is a summary of the EIDP Preferred Stock at June 30, 2024, December 31, 2023 and June 30, 2023, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

Shares in thousands	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2023
Balance January 1, 2023	$(2,883)	$80	$(163)	$160	$—	$(2,806)
Other comprehensive income (loss) before reclassifications	282	(101)	4	—	—	185
Amounts reclassified from accumulated other comprehensive income (loss)	—	(51)	(1)	(4)	—	(56)
Net other comprehensive income (loss)	282	(152)	3	(4)	—	129
Balance June 30, 2023	$(2,601)	$(72)	$(160)	$156	$—	$(2,677)
2024
Balance January 1, 2024	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
Other comprehensive income (loss) before reclassifications	(630)	(7)	1	—	(23)	(659)
Amounts reclassified from accumulated other comprehensive income (loss)	—	17	—	(5)	—	12
Net other comprehensive income (loss)	(630)	10	1	(5)	(23)	(647)
Balance June 30, 2024	$(3,088)	$(45)	$(352)	$184	$(23)	$(3,324)

1.The cumulative translation adjustment loss for the six months ended June 30, 2024 was primarily driven by the strengthening of the USD against the Brazilian Real (“BRL”), Swiss Franc (“CHF”) and Euro (“EUR”). The cumulative translation adjustment gain for the six months ended June 30, 2023 was primarily driven by the strengthening of the Brazilian Real (“BRL”), Swiss Franc (“CHF”) and Euro (“EUR”) against the USD.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative instruments	$(10)	$35	$(9)	$62
Pension benefit plans - net	—	—	—	—
Other benefit plans - net	2	1	2	1
Unrealized gains (losses) on investments	—	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(8)	$36	$(7)	$63

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative instruments[1]:	$10	$(45)	$26	$(66)
Tax (benefit) expense[2]	(4)	10	(9)	15
After-tax	$6	$(35)	$17	$(51)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$—	$(1)	$(1)	$(2)
Total before tax	$—	$(1)	$(1)	$(2)
Tax (benefit) expense[2]	1	1	1	1
After-tax	$1	$—	$—	$(1)
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$—	$(1)	$—
Actuarial (gains) loss[3,4]	(3)	(3)	(6)	(5)
Total before tax	$(4)	$(3)	$(7)	$(5)
Tax (benefit) expense[2]	1	1	2	1
After-tax	$(3)	$(2)	$(5)	$(4)
Total reclassifications for the period, after-tax	$4	$(37)	$12	$(56)
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

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits ("OPEB"):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Defined Benefit Pension Plans:
Service cost	$4	$5	$9	$10
Interest cost	163	173	326	347
Expected return on plan assets	(133)	(151)	(266)	(303)
Amortization of prior service (benefit) cost	(1)	(1)	(2)	(2)
Net periodic benefit (credit) cost	$33	$26	$67	$52
Other Post Employment Benefits:
Interest cost	$10	$12	$20	$24
Amortization of unrecognized (gain) loss	(3)	(3)	(6)	(5)
Net periodic benefit (credit) cost	$7	$9	$14	$19

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - FINANCIAL INSTRUMENTS

At June 30, 2024, December 31, 2023 and June 30, 2023, the company had $1,003 million, $1,746 million and $1,685 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $99 million, $98 million and $53 million of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, as these securities had maturities of more than three months to less than one year at the time of purchase; and $55 million of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets at December 31, 2023, as these securities had maturities of more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at June 30, 2024, the company had $21 million and $81 million of available-for-sale securities (primarily foreign government bonds) classified as marketable securities and other assets, respectively, in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year and more than one year, respectively, at the time of purchase. The company’s held-to-maturity and available-for-sale securities relating to investments in foreign government bonds at June 30, 2024 are discussed further in the “Debt Securities” section.

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

The aggregate notional amounts for the company's derivative instruments that are designated and not designated as hedging instruments was a net buy (sell) position of $979 million, $(1,600) million and $2,889 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$(79)	$(1)	$(71)	$55
Additions and revaluations of derivatives designated as cash flow hedges	(20)	(33)	(38)	(74)
Clearance of hedge results to earnings	7	(37)	17	(52)
Ending balance	$(92)	$(71)	$(92)	$(71)

At June 30, 2024, an after-tax net loss of $86 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$7	$(1)	$1	$10
Additions and revaluations of derivatives designated as cash flow hedges	14	(17)	19	(27)
Clearance of hedge results to earnings	(1)	2	—	1
Ending balance	$20	$(16)	$20	$(16)

At June 30, 2024, an after-tax net gain of $20 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
In May 2024, the company designated €500 million of forward contracts to exchange Euro as net investment hedges. An additional tranche of €500 million of forward contracts to exchange Euro were executed in July 2024 and also designated as net investment hedges. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges will

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expire and be settled in December 2024. The company had previously designated €1.2 billion and €450 million of forward contracts to exchange Euro as net investment hedges, which expired and were settled in May 2024 and March 2023, respectively.

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

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans. The company uses commodity contracts to offset a portion of the company’s exposure to commodity price fluctuations so that gains and losses on the contracts offset changes in the commodity price over the relevant aggregate period. The company uses forward agreements, with durations less than one year, to buy and sell USD-priced commodities in order to reduce its exposure to currency devaluation for a portion of its local currency cash balances. Counterparties to the forward sales agreements are multinational grain exporters and subject to the company’s financial risk management procedures.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$19	$—	$19
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	120	(77)	43
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$141	$(77)	$64

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$—	$—	$—
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	86	(77)	9
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$92	$(77)	$15

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$3	$—	$3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	83	(33)	50
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$88	$(33)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity contracts	Accrued and other current liabilities	6	—	6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	38	(33)	5
Commodity contracts	Accrued and other current liabilities	8	—	8
Total liability derivatives		$75	$(33)	$42

		June 30, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$39	$(35)	$4
Commodity contracts	Other current assets	1	—	1
Total asset derivatives		$40	$(35)	$5

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$37	$—	$37
Commodity contracts	Accrued and other current liabilities	13	—	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	155	(35)	120
Commodity contracts	Accrued and other current liabilities	10	—	10
Total liability derivatives		$215	$(35)	$180
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$23	$—	$17	$—
Cash flow hedges:
Foreign currency contracts	20	(26)	28	(41)
Commodity contracts	(27)	(49)	(52)	(107)
Total derivatives designated as hedging instruments	$16	$(75)	$(7)	$(148)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$—	$(4)	$(1)	$(2)
Commodity contracts[2]	(10)	49	(25)	68
Total derivatives designated as hedging instruments	$(10)	$45	$(26)	$66
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(12)	$(59)	$(91)	$(62)
Foreign currency contracts[2]	19	(59)	18	(71)
Commodity contracts[2,4]	(1)	4	(44)	5
Commodity contracts[3]	—	3	(3)	—
Total derivatives not designated as hedging instruments	$6	$(111)	$(120)	$(128)
Total derivatives	$(4)	$(66)	$(146)	$(62)
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
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the interim Consolidated Statements of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at June 30, 2024, December 31, 2023 and June 30, 2023, and available-for-sale securities at June 30, 2024. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The debt securities classified as held-to-maturity at June 30, 2024 with a contractual maturity within one year was $90 million.

The company’s investments in debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations. The debt securities classified as available-for-sale at June 30, 2024 with a contractual maturity within one year had an amortized cost of $22 million, gross unrealized gains (losses) of $(1) million and a fair value of $21 million. The debt securities classified as available-for-sale at June 30, 2024 with a contractual maturity of one to five years had an amortized cost of $103 million, gross unrealized gains (losses) of $(22) million and a fair value of $81 million.

The estimated fair value of the available-for-sale securities as of June 30, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the closing price at the end of the period quoted market prices in active markets for identical assets and liabilities.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	June 30, 2024	December 31, 2023	June 30, 2023
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$99	$98	$53
Debt securities:
Foreign government bonds[2]	102	—	—
Derivatives relating to:[3]
Foreign currency	139	83	39
Commodity contracts	2	5	1
Total assets at fair value	$342	$186	$93
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	$86	$61	$192
Commodity contracts	6	14	23
Total liabilities at fair value	$92	$75	$215
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2024
Net sales	$4,331	$1,781	$6,112
Segment operating EBITDA	1,698	255	1,953
Segment assets[1]	22,206	15,015	37,221

2023
Net sales	$4,264	$1,781	$6,045
Segment operating EBITDA	1,458	320	1,778
Segment assets[1]	22,952	16,342	39,294
1.    Segment assets at December 31, 2023 were $22,732 million and $15,004 million for Seed and Crop Protection, respectively.

As of and for the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2024
Net sales	$7,082	$3,522	$10,604
Segment operating EBITDA	2,446	565	3,011

2023
Net sales	$6,959	$3,970	$10,929
Segment operating EBITDA	2,110	923	3,033

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes	$1,056	$880	$1,432	$1,487
Provision for (benefit from) income taxes on continuing operations	282	204	388	373
Income (loss) from continuing operations before income taxes	$1,338	$1,084	$1,820	$1,860
Depreciation and amortization	312	306	619	593
Interest income	(25)	(54)	(60)	(94)
Interest expense	66	82	107	113
Exchange (gains) losses	78	104	137	140
Non-operating (benefits) costs	30	44	82	87
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(19)	63	(18)	78
Significant items (benefit) charge	137	117	264	200
Corporate expenses	36	32	60	56
Segment operating EBITDA	$1,953	$1,778	$3,011	$3,033

Segment assets to total assets (In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Total segment assets	$37,221	$37,736	$39,294
Corporate assets	4,243	5,260	4,895
Total assets	$41,464	$42,996	$44,189

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2024 and 2023, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2024
Restructuring and asset related charges - net[1]	$(33)	$(32)	$(27)	$(92)
Estimated settlement expense[2]	—	(47)	—	(47)
Inventory write-offs[3]	2	—	—	2
Gain (loss) on sale of assets[3]	—	3	—	3
Acquisition-related costs[5]	—	(3)	—	(3)
Total	$(31)	$(79)	$(27)	$(137)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2023
Restructuring and asset related charges - net[1]	$(54)	$(5)	$(1)	$(60)
Estimated settlement expense[2]	—	(41)	—	(41)
Inventory write-offs[3]	(3)	—	—	(3)
Seed sale associated with Russia Exit[3,4]	(1)	—	—	(1)
Acquisition-related costs[5]	—	(15)	—	(15)
Employee Retention Credit	—	3	—	3
Total	$(58)	$(58)	$(1)	$(117)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2024
Restructuring and asset related charges - net[1]	$(53)	$(73)	$(41)	$(167)
Estimated settlement expense[2]	—	(101)	—	(101)
Inventory write-offs[3]	2	—	—	2
Gain (loss) on sale of assets[3]	4	3	—	7
Acquisition-related costs[5]	—	(5)	—	(5)
Total	$(47)	$(176)	$(41)	$(264)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2023
Restructuring and asset related charges - net[1]	$(75)	$(11)	$(7)	$(93)
Estimated settlement expense[2]	—	(90)	—	(90)
Inventory write-offs[3]	(7)	—	—	(7)
Gain (loss) on sale of assets and equity investments[3]	—	3	—	3
Seed sale associated with Russia Exit[3,4]	18	—	—	18
Acquisition-related costs[5]	—	(34)	—	(34)
Employee Retention Credit	—	3	—	3
Total	$(64)	$(129)	$(7)	$(200)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. The three and six months ended June 30, 2024 includes a $2 million benefit associated with sales of inventory previously reserved for in association with the 2022 Restructuring Actions.
4.Includes a benefit (charge) of $(1) million and $18 million for the three and six months ended June 30, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $30 million and $71 million of net sales and $31 million and $53 million of cost of goods sold for the three and six months ended June 30, 2023, respectively.
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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond Corteva’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Corteva’s business, results of operations and financial condition. Some of the important factors that could cause Corteva’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of Corteva’s products; (ii) failure to successfully develop and commercialize Corteva’s pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of Corteva’s biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in Corteva's industry; (ix) competitor’s establishment of an intermediary platform for distribution of Corteva's products; (x) impact of Corteva's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xi) effect of volatility in Corteva's input costs; (xii) risk related to geopolitical and military conflict; (xiii) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the separation of Corteva; (xiv) risks related to Corteva's global operations; (xv) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xvi) effect of industrial espionage and other disruptions to Corteva’s supply chain, information technology or network systems; (xvii) failure of Corteva’s customers to pay their debts to Corteva, including customer financing programs; (xviii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to Corteva; (xix) increases in pension and other post-employment benefit plan funding obligations; (xx) capital markets sentiment towards sustainability matters; (xxi) risks related to pandemics or epidemics; (xxii) Corteva’s intellectual property rights or defense against intellectual property claims asserted by others; (xxiii) effect of counterfeit products; (xxiv) Corteva’s dependence on intellectual property cross-license agreements; and (xxv) other risks related to the Separation from DowDuPont.

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $410 million to $460 million, comprised of $70 million to $90 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $20 million to $30 million of costs related to contract terminations. Reductions in workforce are subject to local regulatory requirements. Through the second quarter of 2024, the company recorded net pre-tax restructuring and asset related charges of $343 million, comprised of $41 million of severance and related benefit costs, $299 million of asset-related and impairment charges and $3 million of costs related to contract terminations.

Future cash payments related to these charges are anticipated to be $90 million to $120 million, which primarily relate to the payment of severance and related benefits and contract terminations. Through the second quarter of 2024, the company paid $3 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

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

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s Russia Exit (collectively the “2022 Restructuring Actions”). Through the second quarter of 2024, the company recorded net pre-tax restructuring and other charges of $369 million inception-to-date under the 2022 Restructuring Actions, consisting of $131 million of severance and related benefit costs, $114 million of asset related charges, $67 million of costs related to contract terminations (including early lease terminations) and $57 million of other charges. The company does not anticipate any additional material charges from the 2022 Restructuring Actions as actions associated with this charge are substantially complete.

Cash payments related to these charges are anticipated to be up to $210 million, of which approximately $170 million has been paid through June 30, 2024, and primarily relate to the payment of severance and related benefits, contract terminations and other charges.

The total net pre-tax restructuring and other charges recognized through the second quarter of 2024 included $53 million associated with the Russia Exit. The Russia Exit net pre-tax restructuring charges consisted of $6 million of severance and related benefit costs, $6 million of asset related charges and $30 million of costs related to contract terminations (including early lease terminations). Other pre-tax charges associated with the Russia Exit were recorded to cost of goods sold and other income (expense) – net in the Consolidated Statement of Operations, relating to inventory write-offs of $3 million and settlement costs of $8 million, respectively.

The 2022 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,486,000 shares in the open market for a total cost (excluding excise taxes) of $250 million during the three months ended June 30, 2024, and 9,116,000 shares and

1,417,000 shares in the open market for a total cost (excluding excise taxes) of $500 million and $80 million during the six months ended June 30, 2024 and 2023, respectively.

Overview
The following is a summary of results from continuing operations for the three months ended June 30, 2024:
•The company reported net sales of $6,112 million, up 1 percent versus the same quarter last year, reflecting a 2 percent increase in price, partially offset by a 1 percent unfavorable impact from portfolio and other.
•Cost of goods sold totaled $2,918 million in the second quarter of 2024, down from $3,137 million in the second quarter of 2023, primarily driven by ongoing cost and productivity actions and reduction of royalty expense, partially offset by higher commodity and input costs. These elevated input costs are expected to subside for Crop Protection in the second half of 2024.
•Restructuring and asset related charges - net were $92 million in the second quarter of 2024, an increase from $60 million in the second quarter of 2023. The charges for the three months ended June 30, 2024 primarily relate to severance and asset related charges associated with the Crop Protection Operations Strategy Restructuring Program and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
•Income (loss) from continuing operations after income taxes was $1,056 million, as compared to $880 million in the same quarter last year.
•Operating EBITDA was $1,917 million for the three months ended June 30, 2024, up from $1,746 million for the three months ended June 30, 2023, primarily driven by Seed price execution, higher Crop Protection volumes, the reduction of net royalty expense and ongoing cost and productivity actions, partially offset by unfavorable impacts from higher input costs, continued investment in research and development, competitive Crop Protection pricing, and the unfavorable impact of currency. Refer to page 50 for further discussion of the company's Non-GAAP financial measures.
The following is a summary of results from continuing operations for the six months ended June 30, 2024:
•The company reported net sales of $10,604 million, down 3 percent versus the same period last year, reflecting a 4 percent decrease in volume and a 1 percent unfavorable impact from currency, partially offset by a 2 percent increase in price.
•Cost of goods sold totaled $5,468 million in the six months ended June 30, 2024, down from $5,908 million in the six months ended June 30, 2023, primarily driven by volume declines, reduction of royalty expense and ongoing cost and productivity actions, partially offset by higher commodity and input costs and unfavorable impacts of currency. These elevated input costs are expected to subside for Crop Protection in the second half of 2024.
•Restructuring and asset related charges - net were $167 million for the six months ended June 30, 2024, an increase from $93 million during the six months ended June 30, 2023. The charges for the six months ended June 30, 2024 primarily relate to severance and asset related charges associated with the Crop Protection Operations Strategy Restructuring Program and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
•Income (loss) from continuing operations after income taxes was $1,432 million, as compared to $1,487 million in the same quarter last year.
•Operating EBITDA was $2,951 million for the six months ended June 30, 2024, down from $2,977 million for the six months ended June 30, 2024, primarily driven by Seed price execution, the reduction of net royalty expense and ongoing cost and productivity actions, partially offset by unfavorable impacts from higher input costs, continued investment in research and development, lower Crop Protection volumes along with competitive pricing, and the unfavorable impact of currency. Refer to page 50 for further discussion of the company's Non-GAAP financial measures.
In addition to the financial highlights above, the following events occurred during the six months ended June 30, 2024:
•The company returned approximately $730 million to shareholders during the six months ended June 30, 2024 under its previously announced share repurchase programs and through common stock dividends.
•On July 26, 2024, the company's Board of Directors approved a 6.25 percent increase in the common stock dividend from $0.16 per share to $0.17 per share.

Results of Operations
Net Sales
Net sales were $6,112 million and $6,045 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by a 2 percent increase in price, partially offset by a 1 percent unfavorable impact of portfolio and other. Pricing gains were driven by continued execution on the company’s price for value strategy and improved product mix in Seed, partially offset by a competitive price environment in Crop Protection. The portfolio and other impact was driven by strategic product and geographic exits. Volume was flat overall, with increases in Crop Protection from demand for new products and spinosyns being offset by Seed declines driven by seasonal timing.

	Three Months Ended June 30,
	2024		2023
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$6,112	100%	$6,045	100%
North America[1]	4,400	72%	4,319	71%
EMEA[2]	673	11%	714	12%
Latin America	650	11%	608	10%
Asia Pacific	389	6%	404	7%

	Q2 2024 vs. Q2 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$81	2%	3%	(1)%	—%	—%
EMEA[2]	(41)	(6)%	2%	(1)%	(3)%	(4)%
Latin America	42	7%	(7)%	14%	—%	—%
Asia Pacific	(15)	(4)%	1%	(2)%	(3)%	—%
Total	$67	1%	2%	—%	—%	(1)%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Net sales were $10,604 million and $10,929 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by a 4 percent decrease in volume and a 1 percent unfavorable impact from currency, partially offset by a 2 percent increase in price. Volume declines were driven by unfavorable weather conditions, destocking impacts and reduced planted area in EMEA, as well as just-in-time Crop Protection purchasing behavior in North America. Price gains were driven by continued execution on the company’s price for value strategy in Seed, partially offset by the broad-based competitive price environment in Crop Protection. The currency headwind was primarily driven by the Turkish Lira. Portfolio and other impact was neutral, driven by strategic product and geographic exits in EMEA partially offset by the favorable impact of the Biologicals acquisitions.

	Six Months Ended June 30,
	2024		2023
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$10,604	100%	$10,929	100%
North America[1]	6,487	61%	6,521	60%
EMEA[2]	2,261	21%	2,527	23%
Latin America	1,165	11%	1,160	11%
Asia Pacific	691	7%	721	6%

	First Half 2024 vs. First Half 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
(In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$(34)	(1)%	2%	(3)%	—%	—%
EMEA[2]	(266)	(11)%	6%	(10)%	(4)%	(3)%
Latin America	5	—%	(5)%	2%	2%	1%
Asia Pacific	(30)	(4)%	1%	(2)%	(3)%	—%
Total	$(325)	(3)%	2%	(4)%	(1)%	—%

Cost of Goods Sold ("COGS")
COGS was $2,918 million (48 percent of net sales) and $3,137 million (52 percent of net sales) for the three months ended June 30, 2024 and 2023, respectively, and $5,468 million (52 percent of net sales) and $5,908 million (54 percent of net sales) for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by ongoing cost and productivity actions and reduction of royalty expense, partially offset by higher commodity and input costs. In addition, the six months ended June 30, 2024 were also favorably impacted by volume declines and unfavorable impacts of currency.

Research and Development Expense ("R&D")
R&D expense was $357 million (6 percent of net sales) and $329 million (5 percent of net sales) for the three months ended June 30, 2024 and 2023, respectively, and $689 million (6 percent of net sales) and $645 million (6 percent of net sales) for the six months ended June 30, 2024 and 2023, respectively. The increase in R&D expense is in support of the company’s long-term investment plans and was primarily driven by an increase in salaries due to higher headcount, as well as additional spending on field, lab and facilities, and third-party research costs.

Selling, General and Administrative Expenses
SG&A expenses were $1,054 million (17 percent of net sales) and $1,045 million (17 percent of net sales) for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in bad debt expense, partially offset by a favorable currency impact and a decrease in consulting and professional fees.

SG&A expenses were $1,790 million (17 percent of net sales) and $1,771 million (16 percent of net sales) for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in commissions, bad debt expense, and the effects of the Biologicals acquisitions, partially offset by a decrease in selling expense, consulting and professional fees, and favorable impact from certain benefits costs.

Amortization of Intangibles
Intangible asset amortization was $174 million and $174 million for the three months ended June 30, 2024 and 2023, respectively, and $351 million and $334 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by the impact of amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $92 million and $60 million for the three months ended June 30, 2024 and 2023, respectively, and $167 million and $93 million for the six months ended June 30, 2024 and 2023, respectively. The charges in the second quarter and first half of 2024 were primarily related to charges associated with the Crop Protection Operations Strategy Restructuring Program consisting of severance and related benefit costs and asset related charges. The charges in the second quarter and first half of 2023 were primarily related to costs associated with the 2022 Restructuring Actions. The charges in the second quarter and first half of 2024 and 2023 also include non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits and previous restructuring programs.
See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(113) million and $(134) million for the three months ended June 30, 2024 and 2023, respectively. Lower other expense was primarily driven by a favorable tax indemnification adjustment and a decrease in net exchange losses, partially offset by a decrease in interest income.

Other income (expense) - net was $(212) million and $(205) million for the six months ended June 30, 2024 and 2023, respectively. Higher other expense was primarily driven by higher non-operating pension and other post employment benefit costs in the current period, a decrease in interest income, and an unfavorable tax indemnification adjustment, partially offset by an increase in net gain on sales of assets and the recognition of an indemnification payment negotiated with prior Stoller owners.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $66 million and $82 million for the three months ended June 30, 2024 and 2023, respectively, and $107 million and $113 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily driven by lower short-term borrowings offset by the interest relating to the Senior Notes issued in May 2023 and foreign currency loans.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $282 million for the three months ended June 30, 2024 on pre-tax income from continuing operations of $1,338 million, resulting in an effective tax rate of 21.1 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

The company's provision for income taxes on continuing operations was $204 million for the three months ended June 30, 2023 on pre-tax income from continuing operations of $1,084 million, resulting in an effective tax rate of 18.8 percent. The effective tax rate was favorably impacted by $56 million of net tax benefits associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity. Those favorable impacts were partially offset by the unfavorable tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings.

The company’s provision for income taxes on continuing operations was $388 million for the six months ended June 30, 2024 on pre-tax income from continuing operations of $1,820 million, resulting in an effective tax rate of 21.3 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

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

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $— million and $47 million for the three and six months ended June 30, 2024, respectively. The result for the three months ended June 30, 2024 was primarily driven by the de-recognition of an indemnification liability associated with the Water District Settlement Fund contribution, offset by the unfavorable settlement of a tax matter and increased environmental remediation costs for previously divested businesses. The after-tax benefits recognized during the six months ended June 30, 2024 primarily relate to a favorable adjustment of certain prior year tax positions for previously divested businesses, partially offset by charges recognized related to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities at Chemours' Fayetteville Works facility.

Income (loss) from discontinued operations after tax was $(163) million and $(171) million for the three and six months ended June 30, 2023, respectively. The after-tax charges recognized during the three and six months ended June 30, 2023 primarily related to the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Nationwide Water District Settlement.

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

Interest Expense
EIDP’s interest expense was $66 million and $89 million for the three months ended June 30, 2024 and 2023, respectively, and $107 million and $133 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily driven by the items noted above, under the header "Interest Expense," partially offset by the absence of interest on the related party loan between EIDP and Corteva, Inc. during the first and second quarters of 2024 as it was fully repaid in the fourth quarter of 2023.

See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s provision for income taxes on continuing operations was $285 million for the three months ended June 30, 2024 on pre-tax income from continuing operations of $1,351 million, resulting in an effective tax rate of 21.1 percent. EIDP’s provision for income taxes on continuing operations was $202 million for the three months ended June 30, 2023 on pre-tax income from continuing operations of $1,077 million, resulting in an effective tax rate of 18.8 percent.

EIDP’s provision for income taxes on continuing operations was $393 million for the six months ended June 30, 2024 on pre-tax income from continuing operations of $1,840 million, resulting in an effective tax rate of 21.4 percent. EIDP’s provision for income taxes on continuing operations was $368 million for the six months ended June 30, 2023 on pre-tax income from continuing operations of $1,840 million, resulting in an effective tax rate of 20.0 percent.

EIDP’s effective tax rates for the three and six months ended June 2024 and 2023 were driven by the items noted on page 46, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations”.

See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook
On-farm demand for inputs remains steady and farmers continue to prioritize top-tier seed technology. Against this backdrop, our Seed business is outperforming the market, likely gaining market share while maintaining strong pricing and increasing operational efficiency. While the global Crop Protection industry volume has begun to stabilize, pricing pressures have become more pronounced due to the competitive environment and tighter farmer margins, leading to an update to full-year 2024 net sales and earnings expectations.

The company expects net sales in the range of $17.2 billion to $17.5 billion and Operating EBITDA in the range of $3.4 billion to $3.6 billion. Operating Earnings Per Share is expected to be in the range of $2.60 to $2.80 per share. Cash provided by operating activities - continuing operations is expected to be in the range of $2.1 billion to $2.6 billion. Free cash flow is expected to be in the range of $1.5 billion to $2.0 billion. Refer to further discussion of Non-GAAP metrics on page 50.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from macro-economic driven trends. Corteva is not able to reconcile its forward-looking non-GAAP financial measures, except Free Cash Flow, to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as Significant Items, without unreasonable effort (refer to page 52 for Significant Items recorded in the three and six months ended June 30, 2024 and 2023). However, during 2023, the company committed to restructuring activities to optimize the Crop Protection network of manufacturing and external partners, which are expected to be substantially complete in 2024. The company expects to record approximately $180 million to $230 million net pre-tax restructuring charges during 2024 for these activities. Additionally, the company expects to record approximately $60 million for non-cash accelerated prepaid royalty amortization expense as restructuring and asset related charges. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Reconciliation of Forward-Looking Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow1

	Twelve Months Ended December 31, 2024[1]
(In millions)	Low End	High End
Cash provided by (used for) operating activities - continuing operations	$2,130	$2,630
Less: Capital expenditures	(630)	(630)
Free Cash Flow (Non-GAAP)	$1,500	$2,000
1.This represents the reconciliation of the company’s range provided for its forward-looking non-GAAP financial measure relating to Free Cash Flow. Refer to further discussion of Non-GAAP metrics on page 50.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2024 compared with the same period in 2023. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and six months ended June 30, 2024 and 2023 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
$ In millions	2024	2023	2024	2023
Net sales	$4,331	$4,264	$7,082	$6,959
Segment operating EBITDA	$1,698	$1,458	$2,446	$2,110

Seed	Q2 2024 vs. Q2 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$57	2%	5%	(3)%	—%	—%
EMEA	20	9%	8%	19%	(6)%	(12)%
Latin America	(1)	—%	(2)%	1%	1%	—%
Asia Pacific	(9)	(7)%	10%	(15)%	(2)%	—%
Total	$67	2%	5%	(2)%	—%	(1)%

Seed	Q2 2024 vs. Q2 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$10	—%	5%	(3)%	(1)%	(1)%
Soybeans	62	5%	4%	1%	—%	—%
Other oilseeds	(8)	(4)%	2%	—%	(1)%	(5)%
Other	3	2%	12%	(9)%	(1)%	—%
Total	$67	2%	5%	(2)%	—%	(1)%

Seed	First Half 2024 vs. First Half 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$205	4%	4%	—%	—%	—%
EMEA	(74)	(6)%	10%	(5)%	(5)%	(6)%
Latin America	11	2%	2%	(3)%	3%	—%
Asia Pacific	(19)	(8)%	9%	(14)%	(3)%	—%
Total	$123	2%	5%	(1)%	(1)%	(1)%

Seed	First Half 2024 vs. First Half 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Corn	$118	3%	6%	(2)%	(1)%	—%
Soybeans	85	6%	4%	2%	—%	—%
Other oilseeds	(64)	(13)%	7%	(8)%	(5)%	(7)%
Other	(16)	(6)%	5%	(11)%	—%	—%
Total	$123	2%	5%	(1)%	(1)%	(1)%

Seed
Seed net sales were $4,331 million in the second quarter of 2024, up 2 percent from $4,264 million in the second quarter of 2023. The sales increase was driven by a 5 percent increase in price, partially offset by a 2 percent decrease in volume and 1 percent unfavorable portfolio and other impact.

Pricing gains were broad-based, led by North America, on product mix and the continued execution of the company's price for value strategy. Lower volumes were driven by earlier seasonal deliveries in North America versus prior year, partially offset by the delayed season in EMEA into the second quarter. The unfavorable portfolio and other impact was driven primarily by strategic product and geographic exits.

Segment operating EBITDA was $1,698 million in the second quarter of 2024, up 16 percent from $1,458 million in the second quarter of 2023. Price execution, reduction of net royalty expense and ongoing cost and productivity actions more than offset investment in R&D, higher commodity costs, and lower volumes. Segment operating EBITDA margin improved by approximately 500 basis points versus the prior-year period.

Seed net sales were $7,082 million in the first half of 2024, up 2 percent from $6,959 million in the first half of 2023. The sales increase was driven by a 5 percent increase in price, partially offset by a 1 percent decrease each in volume, currency and portfolio and other.

Pricing gains were driven by strong demand for top technology and operational execution globally, with global corn and soybean prices up 6 percent and 4 percent, respectively. Pricing actions more than offset currency impacts in EMEA. The decline in volume was driven by unfavorable weather and lower planted area in EMEA. Unfavorable currency impacts were led by the Turkish Lira, and the portfolio and other decrease was driven primarily by strategic product and geographic exits.

Segment operating EBITDA was $2,446 million in the first half of 2024, up 16 percent from $2,110 million in the first half of 2023. Price execution, reduction of net royalty expense and ongoing cost and productivity actions more than offset higher commodity costs, investment in R&D, the unfavorable impact of currency, and lower volumes. Segment operating EBITDA margin improved by approximately 420 basis points versus the prior-year period.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
$ In millions	2024	2023	2024	2023
Net sales	$1,781	$1,781	$3,522	$3,970
Segment Operating EBITDA	$255	$320	$565	$923

Crop Protection	Q2 2024 vs. Q2 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$24	4%	(5)%	9%	—%	—%
EMEA	(61)	(13)%	(1)%	(11)%	(1)%	—%
Latin America	43	11%	(10)%	21%	—%	—%
Asia Pacific	(6)	(2)%	(4)%	5%	(3)%	—%
Total	$—	—%	(5)%	6%	(1)%	—%

Crop Protection	Q2 2024 vs. Q2 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(40)	(4)%	(5)%	2%	(1)%	—%
Insecticides	84	25%	(4)%	30%	(1)%	—%
Fungicides	(2)	(1)%	(9)%	9%	(1)%	—%
Other	(42)	(20)%	—%	(18)%	(2)%	—%
Total	$—	—%	(5)%	6%	(1)%	—%

Crop Protection	First Half 2024 vs. First Half 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
North America	$(239)	(16)%	(5)%	(11)%	—%	—%
EMEA	(192)	(15)%	2%	(15)%	(3)%	1%
Latin America	(6)	(1)%	(11)%	6%	1%	3%
Asia Pacific	(11)	(2)%	(3)%	4%	(3)%	—%
Total	$(448)	(11)%	(4)%	(7)%	(1)%	1%

Crop Protection	First Half 2024 vs. First Half 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
$ In millions	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(396)	(18)%	(4)%	(13)%	(1)%	—%
Insecticides	48	6%	(1)%	11%	(4)%	—%
Fungicides	(66)	(11)%	(4)%	(5)%	(2)%	—%
Other	(34)	(9)%	(2)%	(13)%	(2)%	8%
Total	$(448)	(11)%	(4)%	(7)%	(1)%	1%

Crop Protection
Crop Protection net sales were $1,781 million in the second quarter of 2024 and 2023. The flat sales were driven by a 6 percent increase in volume, partially offset by a 5 percent decrease in price and a 1 percent decrease in currency.

The increase in volume was driven primarily by Latin America and North America on demand for new products and spinosyns, partially offset residual destocking and unfavorable weather conditions in EMEA. The price decline was broad-based, reflecting the competitive pricing environment for the Crop Protection industry globally. Unfavorable currency impacts were primarily related to the Chinese Renminbi and Japanese Yen.

Segment Operating EBITDA was $255 million in the second quarter of 2024, down 20 percent from $320 million in the second quarter of 2023. Competitive pricing and raw material cost inflation more than offset volume growth and productivity savings. Segment operating EBITDA margin declined by 365 basis points versus the prior-year period.

Crop Protection net sales were $3,522 million in the first half of 2024, down 11 percent from $3,970 million in the first half of 2023. The sales decrease was driven by a 7 percent decrease in volume, a 4 percent decline in price and a 1 percent decrease in currency, partially offset by a 1 percent favorable portfolio and other impact.

The decrease in volume was primarily due to residual destocking and unfavorable weather impacts in EMEA, as well as just-in-time purchasing behavior in North America. Pricing gains in EMEA, largely to offset currency impact, were more than offset by declines in North America and Latin America, reflecting competitive price pressure. Unfavorable currency impacts were led by the Turkish Lira. The portfolio and other impact was driven by the Biologicals acquisitions.

Segment Operating EBITDA was $565 million in the first half of 2024, down 39 percent from $923 million in the first half of 2023. Pricing pressure, lower volumes, raw material cost inflation and the unfavorable impact of currency more than offset productivity savings. Segment operating EBITDA margin declined by approximately 720 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes (GAAP)	$1,056	$880	$1,432	$1,487
Provision for (benefit from) income taxes on continuing operations	282	204	388	373
Income (loss) from continuing operations before income taxes (GAAP)	$1,338	$1,084	$1,820	$1,860
Depreciation and amortization	312	306	619	593
Interest income	(25)	(54)	(60)	(94)
Interest expense	66	82	107	113
Exchange (gains) losses	78	104	137	140
Non-operating (benefits) costs	30	44	82	87
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(19)	63	(18)	78
Significant items (benefit) charge	137	117	264	200
Operating EBITDA (Non-GAAP)	$1,917	$1,746	$2,951	$2,977

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Restructuring and asset related charges - net	$(92)	$(60)	$(167)	$(93)
Estimated settlement expense[1]	(47)	(41)	(101)	(90)
Inventory write-offs[2]	2	(3)	2	(7)
Gain (loss) on sale of assets and equity investments[2]	3	—	7	3
Seed sale associated with Russia exit[2,3]	—	(1)	—	18
Acquisition-related costs[4]	(3)	(15)	(5)	(34)
Employee Retention Credit	—	3	—	3
Total pretax significant items benefit (charge)	$(137)	$(117)	$(264)	$(200)
Total tax (provision) benefit impact of significant items[5]	34	27	66	42
Tax only significant item benefit (charge)[6]	—	29	—	29
Total significant items benefit (charge), after tax	$(103)	$(61)	$(198)	$(129)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. The three and six months ended June 30, 2024 includes a $2 million benefit associated with sales of inventory previously reserved for in association with the 2022 Restructuring Actions.
3.Includes a benefit (charge) of $(1) million and $18 million for the three and six months ended June 30, 2023, respectively, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $30 million and $71 million of net sales and $31 million and $53 million of cost of goods sold for the three and six months ended June 30, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$1,053	$877	$1,425	$1,480
Less: Non-operating benefits (costs), after tax	(21)	(35)	(61)	(68)
Less: Amortization of intangibles (existing as of Separation), after tax	(118)	(118)	(235)	(236)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	15	(48)	14	(59)
Less: Significant items benefit (charge), after tax	(103)	(61)	(198)	(129)
Operating Earnings (Loss) (Non-GAAP)	$1,280	$1,139	$1,905	$1,972

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$1.51	$1.23	$2.03	$2.07
Less: Non-operating benefits (costs), after tax	(0.03)	(0.04)	(0.09)	(0.10)
Less: Amortization of intangibles (existing as of Separation), after tax	(0.16)	(0.17)	(0.34)	(0.33)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	0.02	(0.07)	0.02	(0.08)
Less: Significant items benefit (charge), after tax	(0.15)	(0.09)	(0.28)	(0.18)
Operating Earnings (Loss) Per Share (Non-GAAP)	$1.83	$1.60	$2.72	$2.76
Diluted Shares Outstanding (in millions)	698.1	713.7	700.4	714.8

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2023 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2024.

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Cash, cash equivalents and marketable securities	$1,959	$2,742	$2,616
Total debt	$4,724	$2,489	$5,313

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

The company had access to approximately $6.2 billion, $6.0 billion, $6.5 billion at June 30, 2024, December 31, 2023 and June 30, 2023, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2024, the company was in compliance with these covenants.

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

In September 2023 and in accordance with the Nationwide Water District Settlement, the settling companies established a settlement fund (the “Water District Settlement Fund”) and contributed $1.185 billion, with Chemours contributing 50 percent, and DuPont and Corteva collectively contributing the remaining 50 percent pursuant to the terms of the Letter Agreement. The settling companies utilized the balance in the MOU Escrow Account, along with amounts previously expected to be contributed to the MOU Escrow Account in 2023, among other sources, to make their respective contributions to the Water District Settlement Fund. During the second quarter of 2024, the previously-restricted cash in the Water District Settlement Fund was released. Refer to Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

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

The company's cash, cash equivalents and marketable securities at June 30, 2024, December 31, 2023 and June 30, 2023 are $2.0 billion, $2.7 billion and $2.6 billion, respectively, of which $1.6 billion, $2.2 billion and $1.9 billion at June 30, 2024,

December 31, 2023 and June 30, 2023, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At June 30, 2024, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(1,999) million for the six months ended June 30, 2024 compared to $(2,480) million for the six months ended June 30, 2023. The change was primarily driven by favorable changes in working capital. Within accounts payable, lower payments to third-party growers resulted from lower commodity costs and production plans, supplemented by a change in inventory purchasing patterns. The favorable changes in inventories were driven by production reductions to match demand, and favorable changes in other assets and liabilities were primarily due to lower variable compensation payments compared to the prior year. These movements were partially offset by unfavorable changes in receivables driven by lower collections on lower prior year sales, as well as in deferred revenue due to lower prepayments received combined with higher usage of prepayments.

Cash provided by (used for) operating activities - discontinued operations was $(159) million for the six months ended June 30, 2024 compared to $(19) million for the six months ended June 30, 2023. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility. In addition, the disbursement of the cash held in the Water District Settlement Fund is reflected in the six months ended June 30, 2024.

Cash provided by (used for) investing activities was $(305) million for the six months ended June 30, 2024 compared to $(1,544) million for the six months ended June 30, 2023. The change was primarily due the acquisitions of Stoller and Symborg in 2023, partially offset by higher purchases of investments in 2024 and the proceeds from the settlement of the net investment hedge in the first quarter of 2023.

Cash provided by (used for) financing activities was $1,518 million for the six months ended June 30, 2024 compared to $3,379 million for the six months ended June 30, 2023. The change was primarily due to higher borrowings in 2023 to fund working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions, partially offset by higher payments on debt.

In January 2024, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on March 15, 2024, to the shareholders of record on March 1, 2024. In April 2024, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on June 18, 2024, to the shareholders of record on June 4, 2024. In July 2024, the company's Board of Directors authorized a common stock dividend of $0.17 per share, which reflects an approved increase of 6.25 percent, payable on September 17, 2024, to the shareholders of record on September 3, 2024.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,486,000 shares in the open market for a total cost (excluding excise taxes) of $250 million during the three months ended June 30, 2024, and 9,116,000 shares and 1,417,000 shares in the open market for a cost (excluding excise taxes) of $500 million and $80 million during the six months ended June 30, 2024 and 2023 respectively.

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

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(2,731) million and $(2,497) million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily driven by higher receivables from Corteva in connection with the Master In-House Banking Agreement and the items noted on page 55, under the header "Summary of Cash Flows."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(159) million and $(19) million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily driven by the items noted on page 55, under the header "Summary of Cash Flows."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(305) million and $(1,544) million for the six months ended June 30, 2024 and 2023. The change was primarily driven by the items noted on page 55, under the header "Summary of Cash Flows."

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $2,250 million and $3,396 million for the six months ended June 30, 2024 and 2023. The change was primarily due to higher borrowings in 2023 to fund working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions, partially offset by higher payments on debt, including the payments on the related party loan between EIDP and Corteva, Inc. in the first quarter of 2023.

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

As of June 30, 2024, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of June 30, 2024, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. A hearing on Inari’s motion to dismiss the complaint was held in March 2024 and a decision remains pending. The case has proceeded to the discovery stage.

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

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. In March 2023, Bayer’s motion to dismiss the complaint was denied. Discussions continue between Bayer and Corteva to seek a resolution to these disputes. The trial is currently scheduled for October 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
April 2024	1,248,496	$54.37	1,248,496	$1,182
May 2024	3,019,692	56.55	3,019,692	1,011
June 2024	218,625	51.88	218,625	1,000
Total	4,486,813	$55.72	4,486,813	$1,000
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

Corteva, Inc.
(Registrant)

Date:	August 1, 2024

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	August 1, 2024

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$6,112	$6,045	$10,604	$10,929
Cost of goods sold	2,918	3,137	5,468	5,908
Research and development expense	357	329	689	645
Selling, general and administrative expenses	1,054	1,045	1,790	1,771
Amortization of intangibles	174	174	351	334
Restructuring and asset related charges - net	92	60	167	93
Other income (expense) - net	(100)	(134)	(192)	(205)
Interest expense	66	89	107	133
Income (loss) from continuing operations before income taxes	1,351	1,077	1,840	1,840
Provision for (benefit from) income taxes on continuing operations	285	202	393	368
Income (loss) from continuing operations after income taxes	1,066	875	1,447	1,472
Income (loss) from discontinued operations after income taxes	—	(163)	47	(171)
Net income (loss)	1,066	712	1,494	1,301
Net income (loss) attributable to noncontrolling interests	—	1	2	2
Net income (loss) attributable to EIDP, Inc.	$1,066	$711	$1,492	$1,299

See Notes to the Interim Consolidated Financial Statements beginning on page 69.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$1,066	$712	$1,494	$1,301
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(326)	148	(630)	282
Adjustments to pension benefit plans	—	1	1	3
Adjustments to other benefit plans	(3)	(2)	(5)	(4)
Unrealized gain (loss) on investments	(1)	—	(23)	—
Derivative instruments	16	(85)	10	(152)
Total other comprehensive income (loss)	(314)	62	(647)	129
Comprehensive income (loss)	752	774	847	1,430
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	1	2	2
Comprehensive income (loss) attributable to EIDP, Inc.	$752	$773	$845	$1,428

See Notes to the Interim Consolidated Financial Statements beginning on page 69.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$1,839	$2,644	$2,563
Marketable securities	120	98	53
Accounts and notes receivable - net	7,615	5,488	7,955
Inventories	4,893	6,899	5,628
Other current assets	892	1,131	1,008
Total current assets	15,359	16,260	17,207
Investment in nonconsolidated affiliates	113	115	83
Property, plant and equipment	9,088	8,956	8,797
Less: Accumulated depreciation	4,933	4,669	4,491
Net property, plant and equipment	4,155	4,287	4,306
Goodwill	10,490	10,605	10,539
Other intangible assets	9,238	9,626	9,985
Deferred income taxes	538	584	524
Other assets	2,691	1,896	1,545
Total Assets	$42,584	$43,373	$44,189
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,253	$198	$3,023
Accounts payable	3,300	4,280	3,379
Income taxes payable	488	174	396
Deferred revenue	413	3,406	656
Accrued and other current liabilities	2,490	2,347	2,894
Total current liabilities	8,944	10,405	10,348
Long-term debt	2,471	2,291	2,290
Long-term debt - related party	—	—	268
Other noncurrent liabilities
Deferred income tax liabilities	607	899	1,134
Pension and other post employment benefits - noncurrent	2,452	2,467	2,236
Other noncurrent obligations	1,560	1,651	1,722
Total noncurrent liabilities	7,090	7,308	7,650
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2024, December 31, 2023, and June 30, 2023:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at June 30, 2024, December 31, 2023, and June 30, 2023	—	—	—
Additional paid-in capital	24,399	24,349	24,306
Retained earnings (accumulated deficit)	5,233	3,747	4,321
Accumulated other comprehensive income (loss)	(3,324)	(2,677)	(2,677)
Total EIDP, Inc. stockholders’ equity	26,547	25,658	26,189
Noncontrolling interests	3	2	2
Total equity	26,550	25,660	26,191
Total Liabilities and Equity	$42,584	$43,373	$44,189

See Notes to the Interim Consolidated Financial Statements beginning on page 69.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Operating activities
Net income (loss)	$1,494	$1,301
(Income) loss from discontinued operations after income taxes	(47)	171
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	619	593
Provision for (benefit from) deferred income tax	(303)	(129)
Net periodic pension and OPEB (credits) costs	82	71
Pension and OPEB contributions	(95)	(91)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(1)
Restructuring and asset related charges - net	167	93
Other net loss	245	192
Changes in assets and liabilities, net
Accounts and notes receivable	(2,427)	(1,892)
Inventories	1,783	1,320
Accounts payable	(913)	(1,560)
Deferred revenue	(2,978)	(2,758)
Other assets and liabilities	(341)	193
Cash provided by (used for) operating activities - continuing operations	(2,731)	(2,497)
Cash provided by (used for) operating activities - discontinuing operations	(159)	(19)
Cash provided by (used for) operating activities	(2,890)	(2,516)
Investing activities
Capital expenditures	(262)	(250)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	20	34
Acquisitions of businesses - net of cash acquired	—	(1,463)
Investments in and loans to nonconsolidated affiliates	—	(4)
Purchases of investments	(136)	(7)
Proceeds from sales and maturities of investments	65	106
Proceeds from settlement of net investment hedge	15	42
Other investing activities, net	(7)	(2)
Cash provided by (used for) investing activities	(305)	(1,544)
Financing activities
Net change in borrowings (less than 90 days)	628	885
Proceeds from related party debt	—	29
Payments on related party debt	—	(552)
Proceeds from debt	2,559	3,427
Payments on debt	(943)	(372)
Proceeds from exercise of stock options	28	26
Other financing activities, net	(22)	(47)
Cash provided by (used for) financing activities	2,250	3,396
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(72)	9
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,017)	(655)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period	$2,141	$2,963

See Notes to the Interim Consolidated Financial Statements beginning on page 69.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2023
Balance at January 1, 2023	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				588		1	589
Other comprehensive income (loss)					67		67
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			7				7
Share-based compensation			(14)				(14)
Other - net			(2)	(2)			(4)
Balance at March 31, 2023	$239	$—	$24,275	$3,614	$(2,739)	$2	$25,391
Net income (loss)				711		1	712
Other comprehensive income (loss)					62		62
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			19				19
Share-based compensation			14	(1)			13
Other - net			(2)	(1)		(1)	(4)
Balance at June 30, 2023	$239	$—	$24,306	$4,321	$(2,677)	$2	$26,191

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$239	$—	$24,349	$3,747	$(2,677)	$2	$25,660
Net income (loss)				426		2	428
Other comprehensive Income (loss)					(333)		(333)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			8				8
Share-based compensation			3	(1)			2
Other - net				—		(1)	(1)
Balance at March 31, 2024	$239	$—	$24,360	$4,169	$(3,010)	$3	$25,761
Net income (loss)				1,066		—	1,066
Other comprehensive income (loss)					(314)		(314)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			20				20
Share-based compensation			15				15
Other - net			4			—	4
Balance at June 30, 2024	$239	$—	$24,399	$5,233	$(3,324)	$3	$26,550
See Notes to the Interim Consolidated Financial Statements beginning on page 69.

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
•Capital Structure - At June 30, 2024, Corteva, Inc.'s capital structure consists of 693,617,000 issued shares of common stock, par value $0.01 per share.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. EIDP repaid the outstanding related party revolving loan balance during the fourth quarter of 2023. As of June 30, 2023, the outstanding related party loan balance was $268 million (which approximates fair value), with an interest rate of 7.00%. The balance at June 30, 2023 was reflected as long-term debt - related party in EIDP's interim Consolidated Balance Sheets. Additionally, EIDP incurred tax deductible interest expense of $7 million and $20 million for the three and six months ended June 30, 2023, associated with the related party loan from Corteva, Inc.

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. As of June 30, 2024, EIDP had receivables from Corteva, Inc. of $1,120 million included in other assets in the interim Consolidated Balance Sheets related to this agreement.

As of June 30, 2024, December 31, 2023 and June 30, 2023, EIDP had payables to Corteva, Inc., of $24 million, $30 million and $44 million included in accrued and other current liabilities, respectively, and $140 million, $106 million and $115 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page 15 of the Corteva, Inc. Interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate was 21.1 percent and 21.4 percent for the three and six months ended June 30, 2024 and 18.8 percent and 20.0 percent for the three and six months ended June 30, 2023, respectively.

EIDP's effective tax rates for the three and six months ended June 30, 2024 and 2023 were driven by the net tax benefits discussed on page 15 of the Corteva, Inc. Interim Consolidated Financial Statements.

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes	$1,066	$875	$1,447	$1,472
Provision for (benefit from) income taxes on continuing operations	285	202	393	368
Income (loss) from continuing operations before income taxes	$1,351	$1,077	$1,840	$1,840
Depreciation and amortization	312	306	619	593
Interest income	(25)	(54)	(60)	(94)
Interest expense	66	89	107	133
Exchange (gains) losses	78	104	137	140
Non-operating (benefits) costs	30	44	82	87
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(19)	63	(18)	78
Significant items (benefit) charge	137	117	264	200
Corporate expenses	36	32	60	56
Segment operating EBITDA	$1,966	$1,778	$3,031	$3,033