Form 10-Q
period 2024-09-30
Corteva, Inc.; EIDP, Inc.
filed 2024-11-07
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Corteva, Inc. had 687,293,000 shares of common stock, par value $0.01 per share, outstanding at October 31, 2024.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at October 31, 2024, all of which are held by Corteva, Inc.

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
• "Dow Distribution" refers to the separation of DowDuPont's materials science business into a separate and independent public company on April 1, 2019 by way of a distribution of Dow Inc. through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow Inc.’s common stock;
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

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$2,326	$2,590	$12,930	$13,519
Cost of goods sold	1,565	1,646	7,033	7,554
Research and development expense	348	335	1,037	980
Selling, general and administrative expenses	671	670	2,461	2,441
Amortization of intangibles	170	174	521	508
Restructuring and asset related charges - net	32	2	199	95
Other income (expense) - net	(107)	(149)	(319)	(354)
Interest expense	66	58	173	171
Income (loss) from continuing operations before income taxes	(633)	(444)	1,187	1,416
Provision for (benefit from) income taxes on continuing operations	(114)	(129)	274	244
Income (loss) from continuing operations after income taxes	(519)	(315)	913	1,172
Income (loss) from discontinued operations after income taxes	(2)	(3)	45	(174)
Net income (loss)	(521)	(318)	958	998
Net income (loss) attributable to noncontrolling interests	3	3	10	10
Net income (loss) attributable to Corteva	$(524)	$(321)	$948	$988
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$(0.76)	$(0.45)	$1.30	$1.64
Basic earnings (loss) per share of common stock from discontinued operations	—	—	0.06	(0.24)
Basic earnings (loss) per share of common stock	$(0.76)	$(0.45)	$1.36	$1.40
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$(0.76)	$(0.45)	$1.29	$1.63
Diluted earnings (loss) per share of common stock from discontinued operations	—	—	0.06	(0.24)
Diluted earnings (loss) per share of common stock	$(0.76)	$(0.45)	$1.35	$1.39

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(521)	$(318)	$958	$998
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	424	(323)	(206)	(41)
Adjustments to pension benefit plans	—	3	1	6
Adjustments to other benefit plans	(2)	(2)	(7)	(6)
Unrealized gain (loss) on investments	9	—	(14)	—
Derivative instruments	7	(2)	17	(154)
Total other comprehensive income (loss)	438	(324)	(209)	(195)
Comprehensive income (loss)	(83)	(642)	749	803
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	3	10	10
Comprehensive income (loss) attributable to Corteva	$(86)	$(645)	$739	$793

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$2,421	$2,644	$2,254
Marketable securities	72	98	108
Accounts and notes receivable - net	6,651	5,488	6,581
Inventories	5,674	6,899	6,320
Other current assets	831	1,131	1,070
Total current assets	15,649	16,260	16,333
Investment in nonconsolidated affiliates	128	115	106
Property, plant and equipment	9,235	8,956	8,892
Less: Accumulated depreciation	5,025	4,669	4,572
Net property, plant and equipment	4,210	4,287	4,320
Goodwill	10,629	10,605	10,441
Other intangible assets	9,084	9,626	9,795
Deferred income taxes	564	584	554
Other assets	1,644	1,519	1,561
Total Assets	$41,908	$42,996	$43,110
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,741	$198	$3,609
Accounts payable	3,753	4,280	3,678
Income taxes payable	313	174	236
Deferred revenue	429	3,406	552
Accrued and other current liabilities	2,188	2,351	2,273
Total current liabilities	10,424	10,409	10,348
Long-term debt	1,975	2,291	2,290
Other noncurrent liabilities
Deferred income tax liabilities	496	899	1,070
Pension and other post employment benefits - noncurrent	2,473	2,467	2,228
Other noncurrent obligations	1,561	1,651	1,707
Total noncurrent liabilities	6,505	7,308	7,295
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at September 30, 2024 - 689,170,000; December 31, 2023 - 701,260,000; and September 30, 2023 - 704,880,000	7	7	7
Additional paid-in capital	27,518	27,748	27,895
Retained earnings (accumulated deficit)	98	(41)	325
Accumulated other comprehensive income (loss)	(2,886)	(2,677)	(3,001)
Total Corteva stockholders’ equity	24,737	25,037	25,226
Noncontrolling interests	242	242	241
Total equity	24,979	25,279	25,467
Total Liabilities and Equity	$41,908	$42,996	$43,110

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$958	$998
(Income) loss from discontinued operations after income taxes	(45)	174
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	925	899
Provision for (benefit from) deferred income tax	(422)	(268)
Net periodic pension and OPEB (credits) costs	121	105
Pension and OPEB contributions	(123)	(123)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(17)	(12)
Restructuring and asset related charges - net	199	95
Other net loss	377	342
Changes in assets and liabilities, net
Accounts and notes receivable	(1,450)	(773)
Inventories	1,060	492
Accounts payable	(518)	(1,218)
Deferred revenue	(2,974)	(2,840)
Other assets and liabilities	38	(445)
Cash provided by (used for) operating activities - continuing operations	(1,871)	(2,574)
Cash provided by (used for) operating activities - discontinued operations	(157)	(30)
Cash provided by (used for) operating activities	(2,028)	(2,604)
Investing activities
Capital expenditures	(416)	(412)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	2	42
Acquisitions of businesses - net of cash acquired	—	(1,456)
Investments in and loans to nonconsolidated affiliates	(7)	(31)
Purchases of investments	(137)	(83)
Proceeds from sales and maturities of investments	115	127
Proceeds from settlement of net investment hedge	15	42
Other investing activities, net	(38)	(2)
Cash provided by (used for) investing activities	(466)	(1,773)
Financing activities
Net change in borrowings (less than 90 days)	1,715	2,419
Proceeds from debt	3,047	3,427
Payments on debt	(1,529)	(1,314)
Repurchase of common stock	(757)	(585)
Proceeds from exercise of stock options	30	28
Dividends paid to stockholders	(340)	(327)
Other financing activities, net	(29)	(45)
Cash provided by (used for) financing activities	2,137	3,603
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(45)	(68)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(402)	(842)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,756	$2,776
1. See page 15 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2023
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			595		4	599
Other comprehensive income (loss)				67		67
Share-based compensation		(14)				(14)
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		7				7
Repurchase of common stock			(252)			(252)
Other - net			1		(3)	(2)
Balance at March 31, 2023	$7	$27,844	$487	$(2,739)	$240	$25,839
Net income (loss)			714		3	717
Other comprehensive income (loss)				62		62
Share-based compensation		14	(1)			13
Common dividends ($0.15 per share)			(107)			(107)
Issuance of Corteva stock		19				19
Repurchase of common stock			(81)			(81)
Other - net			1		(2)	(1)
Balance at June 30, 2023	$7	$27,877	$1,013	$(2,677)	$241	$26,461
Net income (loss)			(321)		3	(318)
Other comprehensive income (loss)				(324)		(324)
Share-based compensation		16	(1)			15
Common dividends ($0.16 per share)			(113)			(113)
Issuance of Corteva stock		2				2
Repurchase of common stock			(252)			(252)
Other - net			(1)		(3)	(4)
Balance at September 30, 2023	$7	$27,895	$325	$(3,001)	$241	$25,467

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			419		4	423
Other comprehensive income (loss)				(333)		(333)
Share-based compensation		3	(1)			2
Common dividends ($0.16 per share)		(112)				(112)
Issuance of Corteva stock		8				8
Repurchase of common stock		(178)	(74)			(252)
Other - net		(1)	(1)		(5)	(7)
Balance at March 31, 2024	$7	$27,468	$302	$(3,010)	$241	$25,008
Net income (loss)			1,053		3	1,056
Other comprehensive income (loss)				(314)		(314)
Share-based compensation		15				15
Common dividends ($0.16 per share)			(111)			(111)
Issuance of Corteva stock		20				20
Repurchase of common stock			(252)			(252)
Other - net		1			(2)	(1)
Balance at June 30, 2024	$7	$27,504	$992	$(3,324)	$242	$25,421
Net income (loss)			(524)		3	(521)
Other comprehensive income (loss)				438		438
Share-based compensation		13				13
Common dividends ($0.17 per share)			(117)			(117)
Issuance of Corteva stock		2				2
Repurchase of common stock			(253)			(253)
Other - net		(1)			(3)	(4)
Balance at September 30, 2024	$7	$27,518	$98	$(2,886)	$242	$24,979

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 4 percent to the company's annual net sales and less than 4 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 7 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2023 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which could be used to pay off outstanding intercompany payables. During the first quarter of 2024, the company purchased $125 million of these foreign government bonds as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 16 - Financial Instruments, to the interim Consolidated Financial Statements, for additional information. As of September 30, 2024, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures. It generally requires the use of business combinations accounting at the joint venture formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangible assets on the joint venture’s financial statements. It does not alter the ongoing accounting for the joint venture’s operations. This guidance is effective for joint ventures with formation dates on or after January 1, 2025. Prospective application is required, with early adoption permitted. Retrospective application can be elected for joint ventures formed before January 1, 2025. Beginning in the third quarter of 2024, newly-formed joint ventures have applied this guidance.

Accounting Guidance Issued But Not Adopted as of September 30, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced income tax related disclosures.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The company will adopt this guidance upon its effective date and will include enhanced disclosures relating to its reportable segments for all subsequent annual and interim periods.

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

NOTE 4 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $140 million, $134 million and $135 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	September 30, 2024	December 31, 2023	September 30, 2023
(In millions)
Accounts and notes receivable - trade[1]	$5,501	$4,329	$5,320
Contract assets - current[2]	$29	$27	$27
Contract assets - noncurrent[3]	$73	$67	$67
Deferred revenue - current	$429	$3,406	$552
Deferred revenue - noncurrent[4]	$115	$108	$109
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was $3,314 million and $3,287 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Corn	$315	$487	$5,085	$5,139
Soybean	164	189	1,773	1,713
Other oilseeds	135	142	566	637
Other	77	60	349	348
Seed	691	878	7,773	7,837
Herbicides	736	815	2,568	3,043
Insecticides	437	416	1,225	1,156
Fungicides	216	226	761	837
Other	246	255	603	646
Crop Protection	1,635	1,712	5,157	5,682
Total	$2,326	$2,590	$12,930	$13,519

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
North America[1]	$170	$173	$5,394	$5,192
EMEA[2]	196	198	1,365	1,441
Latin America	218	380	696	847
Asia Pacific	107	127	318	357
Total	$691	$878	$7,773	$7,837

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
North America[1]	$440	$399	$1,703	$1,901
EMEA[2]	219	271	1,311	1,555
Latin America	771	844	1,458	1,537
Asia Pacific	205	198	685	689
Total	$1,635	$1,712	$5,157	$5,682
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include revisions to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs will be expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the third quarter of 2024, the company recorded net pre-tax restructuring and asset related charges of $372 million, comprised of $60 million of severance and related benefit costs, $309 million of asset-related and impairment charges and $3 million of costs related to contract terminations. The pre-tax restructuring and asset related charges noted above includes charges relating to spare parts write-offs recognized during the fourth quarter of 2023, which impacted the Crop Protection segment, and were included in cost of goods sold, in the company’s Consolidated Statement of Operations for the year ended December 31, 2023. See Note 23 – Segment Information, to the Consolidated Financial Statements, in the company’s 2023 Annual Report for additional information.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, contract terminations and decommissioning and demolition. Through the third quarter of 2024, the company paid $10 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three and nine months ended September 30, 2024.

(In millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Severance and related benefit costs[1]	$19	$60
Asset related charges[2,3]	10	83
Total restructuring and asset related charges - net	$29	$143
1.Reflects corporate-related charges.
2.Reflects charges associated with the Crop Protection segment.
3.The three and nine months ended September 30, 2024 include charges of $4 million for decommissioning costs associated with the exit of the company’s production activities at its site in Pittsburg, California.

A reconciliation of the December 31, 2023 to the September 30, 2024 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges[1]	Total
Balance at December 31, 2023	$—	$—	$—
Charges to income from continuing operations	60	83	143
Payments	(3)	(4)	(7)
Asset write-offs	—	(79)	(79)
Balance at September 30, 2024	$57	$—	$57
1. Includes charges of $4 million for decommissioning costs associated with the exit of the company’s production activities at its site in Pittsburg, California.

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

The remaining cash payments related to these charges is $36 million, and primarily relate to the payment of severance and related benefits and contract terminations.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of charges incurred related to the 2022 Restructuring Actions for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Severance and related benefit costs[1]	$—	$—	$—	$4
Asset related charges	—	—	(2)	11
Contract termination charges[3]	3	1	3	4
Total restructuring and asset related charges - net[2,3]	$3	$1	$1	$19
1.Reflects corporate-related charges.
2.The nine months ended September 30, 2024, reflects a benefit of $(2) million, associated with sales of inventory previously reserved for impacting the Seed segment. The three and nine months ended September 30, 2023 reflects charges of $1 million and $10 million, respectively, impacting the Seed segment, and $— and $5 million, respectively, impacting the Crop Protection segment.
3.This amount excludes other pre-tax charges recorded during the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 impacting the Seed segment included in cost of goods sold and other income (expense) – net, in the company’s interim Consolidated Statement of Operations, relating to inventory write-offs and a loss on the sale of the company's interest in an equity investment. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for additional information.

Other Asset Related Charges
The company recognized charges (benefits) of $55 million for the nine months ended September 30, 2024, and $(2) million and $66 million for the three and nine months ended September 30, 2023 respectively, in restructuring and asset related charges - net, in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 is now complete.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest income	$33	$59	$93	$153
Equity in earnings (losses) of affiliates - net	—	(2)	7	4
Net gain (loss) on sales of businesses and other assets	—	10	17	11
Net exchange gains (losses)[1]	(97)	(102)	(234)	(242)
Non-operating pension and other post employment benefit credits (costs)[2]	(37)	(30)	(109)	(91)
Miscellaneous income (expenses) - net[3]	(6)	(84)	(93)	(189)
Other income (expense) - net	$(107)	$(149)	$(319)	$(354)
1.Includes net pre-tax exchange gains (losses) of $(26) million and $(54) million associated with impacts from the devaluation of the Argentine Peso for the three and nine months ended September 30, 2024, respectively, and $(83) million and $(150) million for the three and nine months ended September 30, 2023, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.The three and nine months ended September 30, 2024 includes tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont ("Tax Indemnification Adjustments"), while the nine months ended September 30, 2024 additionally includes the receipt of an indemnification payment negotiated with the prior Stoller owners and estimated settlement reserves. The three and nine months ended September 30, 2023 includes Tax Indemnification Adjustments and an adjustment to the Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) due to a change in estimate as well as estimated settlement reserves. The nine months ended September 30, 2023 also includes gains on the sale of assets, and a loss on the sale of the company's interest in an equity investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(156)	$(104)	$(199)	$(182)
Local tax (expenses) benefits	5	19	23	27
Net after-tax impact from subsidiary exchange gain (loss)	$(151)	$(85)	$(176)	$(155)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$59	$2	$(35)	$(60)
Tax (expenses) benefits	(12)	(4)	7	12
Net after-tax impact from hedging program exchange gain (loss)	$47	$(2)	$(28)	$(48)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(97)	$(102)	$(234)	$(242)
Tax (expenses) benefits	(7)	15	30	39
Net after-tax exchange gain (loss)	$(104)	$(87)	$(204)	$(203)

Non-Controlling Interest Adjustment	—	—	1	—

Net after-tax exchange gain (loss) attributable to Corteva	$(104)	$(87)	$(203)	$(203)
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

(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$2,421	$2,644	$2,254
Restricted cash equivalents	335	514	522
Total cash, cash equivalents and restricted cash equivalents	$2,756	$3,158	$2,776

Restricted cash equivalents is primarily comprised of a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. During the second quarter of 2024, the previously-restricted cash in the Water District Settlement Fund, which was established by the settling companies in September 2023 under the Nationwide Water District Settlement, was released. Collective contributions amounted to $1.185 billion, with Chemours contributing 50 percent and DuPont and Corteva collectively contributing the remaining 50 percent pursuant to the terms of the Letter Agreement. All of the company's

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

restricted cash equivalents are classified as current as of September 30, 2024, December 31, 2023 and September 30, 2023, except for the 2024 contribution to the MOU Escrow Account, which is classified as noncurrent as of September 30, 2024.

Accounts payable
At September 30, 2024, December 31, 2023 and September 30, 2023, accounts payable was $3,753 million, $4,280 million and $3,678 million, respectively, which includes accounts payable - trade of $2,051 million, $2,952 million, and $2,046 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $214 million, $560 million, and $217 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, which is measured at fair value using Level 2 inputs for each period presented.

NOTE 7 - INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2024 was 18.0 percent and 23.1 percent, respectively, and 29.1 percent and 17.2 percent for the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2024, the company recognized $10 million and $25 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation.

During the three and nine months ended September 30, 2023, the company recognized $11 million and $79 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, stock-based compensation, as well as the impact of changes to deferred taxes associated with a tax currency change for a legal entity.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes	$(519)	$(315)	$913	$1,172
Net income (loss) attributable to continuing operations noncontrolling interests	3	3	10	10
Income (loss) from continuing operations available to Corteva common stockholders	(522)	(318)	903	1,162
Income (loss) from discontinued operations available to Corteva common stockholders	(2)	(3)	45	(174)
Net income (loss) available to common stockholders	$(524)	$(321)	$948	$988

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2024	2023	2024	2023
Earnings (loss) per share of common stock from continuing operations	$(0.76)	$(0.45)	$1.30	$1.64
Earnings (loss) per share of common stock from discontinued operations	—	—	0.06	(0.24)
Earnings (loss) per share of common stock	$(0.76)	$(0.45)	$1.36	$1.40

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2024	2023	2024	2023
Earnings (loss) per share of common stock from continuing operations	$(0.76)	$(0.45)	$1.29	$1.63
Earnings (loss) per share of common stock from discontinued operations	—	—	0.06	(0.24)
Earnings (loss) per share of common stock	$(0.76)	$(0.45)	$1.35	$1.39

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2024	2023	2024	2023
Weighted-average common shares - basic	691.1	708.4	695.8	710.7
Plus: dilutive effect of equity compensation plans[1]	—	—	2.5	2.9
Weighted-average common shares - diluted	691.1	708.4	698.3	713.6
Potential shares of common stock excluded from EPS calculations[2]	2.5	2.2	3.4	2.4
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Accounts receivable – trade[1]	$4,260	$4,210	$4,013
Notes receivable – trade[1,2]	1,241	119	1,307
Other[3]	1,150	1,159	1,261
Total accounts and notes receivable - net	$6,651	$5,488	$6,581
1.Accounts and notes receivable – trade are net of allowances of $188 million, $205 million and $201 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2024, December 31, 2023 and September 30, 2023, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $145 million, $131 million and $137 million as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2024 and 2023:

(In millions)
2023
Balance at December 31, 2022	$194
Net provision for credit losses	10
Other - net of write-offs charged against allowance	(3)
Balance at September 30, 2023	$201
2024
Balance at December 31, 2023	$205
Net provision for credit losses	31
Other - net of write-offs charged against allowance	(48)
Balance at September 30, 2024	$188

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

Trade receivables sold under these agreements were $51 million and $118 million for the three and nine months ended September 30, 2024, respectively, and $57 million and $100 million for the three and nine months ended September 30, 2023, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2024, December 31, 2023 and September 30, 2023 were $17 million, $2 million and $19 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables was $5 million and $8 million for the three and nine months ended September 30, 2024, respectively, and $4 million and $17 million for the three and nine months ended September 30, 2023, respectively. See Note 13 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - INVENTORIES

(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Finished products	$2,399	$3,273	$2,786
Semi-finished products	2,785	2,775	2,690
Raw materials and supplies	490	851	844
Total inventories	$5,674	$6,899	$6,320

NOTE 11 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2024			December 31, 2023			September 30, 2023
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,272)	$5,019	$6,291	$(1,081)	$5,210	$6,291	$(1,017)	$5,274
Customer-related	2,413	(844)	1,569	2,427	(734)	1,693	2,403	(688)	1,715
Developed technology	1,838	(1,126)	712	1,849	(1,004)	845	1,845	(958)	887
Trademarks/trade names	2,056	(359)	1,697	2,111	(339)	1,772	2,110	(314)	1,796
Other[1]	388	(306)	82	395	(294)	101	395	(288)	107
Total other intangible assets with finite lives	12,986	(3,907)	9,079	13,073	(3,452)	9,621	13,044	(3,265)	9,779
Intangible assets not subject to amortization (indefinite-lived):
In-process research & development	5	—	5	5	—	5	16	—	16
Total other intangible assets with indefinite lives	5	—	5	5	—	5	16	—	16
Total other intangible assets	$12,991	$(3,907)	$9,084	$13,078	$(3,452)	$9,626	$13,060	$(3,265)	$9,795
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $170 million and $521 million for the three and nine months ended September 30, 2024, respectively, and $174 million and $508 million for the three and nine months ended September 30, 2023, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2024 and each of the next five years is approximately $164 million, $644 million, $634 million, $574 million, $552 million and $529 million, respectively.

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Commercial paper	$2,969	$—	$3,417
364-Day Revolving Credit Facility	—	—	—
Other loans - various currencies	271	1	3
Long-term debt payable within one year	500	196	188
Finance lease obligations payable within one year	1	1	1
Total short-term borrowings and finance lease obligations	$3,741	$198	$3,609

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt
(In millions)	September 30, 2024		December 31, 2023		September 30, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in 2026	600	4.50%	600	4.50%	600	4.50%
Maturing in 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans, various rates and maturities	184	12.70%	196	14.80%	188	14.80%
Medium-term notes, varying maturities through 2041	104	4.94%	106	5.34%	106	5.33%
Finance lease obligations	—		1		1
Less: Unamortized debt discount and issuance costs	13		16		17
Less: Long-term debt due within one year	500		196		188
Total long-term debt	$1,975		$2,291		$2,290

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,437 million, $2,434 million and $2,320 million as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

Debt Offering
In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”). The proceeds of this offering were used for general corporate purposes, including funding of working capital, capital expenditures and share repurchases.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at September 30, 2024 was approximately $38 million. The company’s Foreign Currency Loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at September 30, 2024
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2024	1,000	1,000	February 2025	Floating Rate
Total Committed and Available Credit Facilities		$5,750	$5,750

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2024, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2024, the company amended and restated its July 2023 (as amended in July 2023 and January 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to February 2025. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2024, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At September 30, 2024, December 31, 2023 and September 30, 2023, the outstanding obligations under supplier finance programs was $124 million, $115 million and $115 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended September 30, 2024 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2023	$115
Invoices confirmed during the year	460
Confirmed invoices paid during the year	(451)
Confirmed obligations outstanding at September 30, 2024	$124

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2024, December 31, 2023 and September 30, 2023, the company had directly guaranteed $75 million, $84 million and $73 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at September 30, 2024, approximately $15 million had terms greater than one year. The maximum future payments include $4 million, $2 million and $4 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 9 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $598 million, $187 million and $492 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

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

Chemours Separation Agreement (Performance Chemicals)
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

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding containing a settlement to resolve legal disputes originating from the Delaware Litigation and Arbitration, and to establish a cost sharing arrangement and escrow account to be used to support and manage potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaced the 2017 amendment to the Chemours Separation Agreement. According to the terms of the cost sharing arrangement within the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50% share under the MOU will be limited to $2 billion, including qualified expenses and escrow account contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50% of the first $300 million (up to $150 million each), and thereafter DuPont bears 71% and Corteva bears the remaining 29%. Under the terms of the MOU, Corteva’s estimated aggregate share of the potential $2 billion is approximately $600 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account (“MOU Escrow Account”). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through September 30, 2024.

In April 2024, Corteva, EIDP, DuPont, and Chemours received a final judgment resolving all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population (the “Nationwide Water District Settlement”). In connection with the Nationwide Water District Settlement, the MOU was supplemented to waive funding due to the MOU Escrow Account by Chemours, DuPont and Corteva for 2023 provided that each party fully funds its portion of the Nationwide Water District Settlement and said settlement is consummated. The funding obligation to the MOU Escrow Account with respect to 2024 and due September 30, 2024 was to be waived if (i) between October 1, 2023 and September 30, 2024, the parties had entered into settlement agreements resolving liabilities under the MOU that in the aggregate exceed $100 million; (ii) each company had fully funded its respective share, in accordance with the MOU, of such settlements; and (iii) such settlements were consummated. No such waiver was triggered for the 2024 escrow funding obligation due September 30, 2024 and, therefore, the company made its required contribution.

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

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement ("TMA"), the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow assets, employees, certain liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) and provides for indemnification obligation among the parties. Under the Corteva Separation Agreement, DuPont indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution, Dow indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont are pursuing a resolution of a matter under the terms of the TMA. The company believes its interpretation of the TMA is correct, but it is reasonably possible that the required third party assessment may differ from our interpretation, which could have a significant impact to the current carrying value of our indemnification liability. Under the terms of the TMA, the dispute resolution process is expected to be concluded in the first half of 2025.

Under the Corteva Separation Agreements, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva and DuPont (which may include a specified amount of liability associated with that liability), Corteva and DuPont are responsible for liabilities in an amount up to that specified amount plus an additional $200 million each. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

proportionally on the basis of 29% and 71%, respectively; provided, however, that for PFAS, DuPont managed such liabilities with Corteva and DuPont sharing the costs on a 50% - 50% basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold was met, the companies share proportionally on the basis of 29% and 71% respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At September 30, 2024, December 31, 2023 and September 30, 2023, the indemnification assets were $36 million, $44 million and $36 million, respectively, within accounts and notes receivable - net and $129 million, $104 million and $126 million, respectively, within other assets in the interim Consolidated Balance Sheets. At September 30, 2024, December 31, 2023 and September 30, 2023, the indemnification liabilities were $19 million, $30 million and $38 million, respectively, within accrued and other current liabilities and $141 million, $106 million and $108 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(2) million and $45 million for the three and nine months ended September 30, 2024, respectively, and $(3) million and $(174) million, respectively, for the three and nine months ended September 30, 2023 to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations. The after-tax charge for the three months ended September 30, 2024 was primarily driven by litigation-related activity. The after-tax benefits recognized during the nine months ended September 30, 2024 was driven by charges recognized relating to the MOU with Chemours and DuPont relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility and litigation-related activity, more than offset by a favorable adjustment of certain prior year tax positions for previously divested businesses and the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution. The after-tax charges recognized during the three and nine months ended September 30, 2023 primarily related to the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Nationwide Water District Settlement.

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the separation of Corteva from DuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the company could incur liabilities in excess of amounts accrued, for which the ultimate liability could be material to the results of operations and the cash flows in the period recognized. However, the company is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company.

Lorsban® Lawsuits
As of September 30, 2024, there were pending personal injury lawsuits filed and additional asserted claims against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of September 30, 2024, an accrual has been established for the estimated resolution of certain claims.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. Corteva expects to continue a meritorious defense of its business practices.

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled to royalties pursuant to the terms of the cross-license agreement. In April 2023, Corteva's motion to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents was denied. At that time the court also denied Bayer’s motion to dismiss our invalidity counterclaim. Recently Corteva asserted a counterclaim against Bayer for inequitable conduct during the patent prosecution process, which Bayer has moved to dismiss. A ruling on the patent claims construction is expected by the end of 2024 and the trial date is currently scheduled for June 2025.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2024, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle approximately 95 filed and unfiled matters remaining in the Ohio MDL for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. The defendants have reached a tentative settlement of all of the currently filed and unfiled personal injury cases in the Ohio MDL contingent upon the court dissolving the MDL. As of September 30, 2024, an accrual has been established for the estimated resolution of these claims.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Aqueous Film-Forming Foams. Approximately 4,500 cases remain filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily prostate, kidney, and testicular cancer) from the use of aqueous film-forming foams (“AFFF”) and consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The SC MDL ordered the dismissal of plaintiff claims by September 10, 2024, without prejudice, if such plaintiff could not produce peer reviewed science and expert reports supporting PFAS as both the general and specific causation of their personal injury. The trial for the first potential bellwether personal injury cases are expected to begin in October 2025. Additionally, in December 2023, a class action was filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF.

Nationwide Water District Settlement. In April 2024, Corteva, EIDP, DuPont, and Chemours (collectively, the “settling companies”) comprehensively resolved all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL, under the Nationwide Water District Settlement. PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances. The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP.

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

New Jersey. In late March 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act (“ISRA”) and for fraudulent conveyance. These cases are proceeding to trial with the Chambers Works site case expected to begin in June 2025.

EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as product liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff's trespass claims and limited plaintiffs’ nuisance claims to abatement damages.

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was settled in December 2023 for $110 million and received final approval

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed in 31 other states, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase. While the recent mediation of the natural resource case in North Carolina and New Jersey concluded without resolution, discussions continue between the parties to seek a resolution.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when further opportunities for appeals expires under the Ohio judicial consent order process, with Corteva’s share under the MOU being approximately $4 million. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Canada. The Province of British Columbia, filed a class action against various defendants, including 3M, DuPont Canada, EIDP, and Chemours alleging harms caused by PFAS/AFFF. The class consists of all municipalities, regional districts, and other governance authorities and other persons in Canada that were responsible for a “Drinking Water System” from 1970 to the present. The plaintiff seeks to recover costs for the treatment and restoration of natural resources, as well as property, economic, and punitive damages. A putative class action was also filed in July 2024 on behalf of citizens of Quebec, Canada seeking class certification to recover for alleged PFAS and AFFF contamination of private wells and public water treatment facilities.

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities land infringes their property rights by an

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

objective standard. While the parties continue to seek a resolution to these matters, a separate hearing related to damages is expected to be scheduled in the future. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The trial for the Centre, Alabama water district carpet mill case is scheduled for March 2025. Numerous carpet manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia and Alabama, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

At September 30, 2024, several actions, including for personal injury, are pending in federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In a state court action, approximately 2,400 private property owners near the Fayetteville Works facility filed a complaint against Chemours and EIDP. The plaintiffs seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence and property damage allegedly caused by release of certain PFCs. In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and Historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts it is entitled in its pending litigation. EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law in June 2023, along with a counterclaim in October 2023. CFPUA’s motion to stay the case was granted in January 2024. In addition, several personal injury cases have been filed alleging thyroid disease, and prostate, breast and kidney cancers as a result of PFAS exposure.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page 22-23.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accrued environmental obligations and indemnification assets include the following:

	As of September 30, 2024
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$150	$153	$277
Other discontinued or divested businesses obligations[1]	34	71	203

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	49	52	61

Environmental remediation liabilities not subject to indemnity	—	105	90

Indemnification liabilities related to the MOU[4]	26	96	13
Total	$259	$477	$644
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 23, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $19 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $47 million for remediation of Superfund sites. Amounts do not include all possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 28 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 22, under the header "Chemours Separation Agreement (Performance Chemicals)."

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

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of September 30, 2024, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,722,000 shares and 4,913,000 shares in the open market for a total cost (excluding excise taxes) of $250 million for both the three months ended September 30, 2024 and 2023, respectively, and 13,838,000 shares and 6,330,000 shares in the open market for a total cost (excluding excise taxes) of $750 million and $330 million during the nine months ended September 30, 2024 and 2023 respectively.

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

Below is a summary of the EIDP Preferred Stock at September 30, 2024, December 31, 2023 and September 30, 2023, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2023
Balance at January 1, 2023	$(2,883)	$80	$(163)	$160	$—	$(2,806)
Other comprehensive income (loss) before reclassifications	(41)	(114)	6	—	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(40)	—	(6)	—	(46)
Net other comprehensive income (loss)	(41)	(154)	6	(6)	—	(195)
Balance at September 30, 2023	$(2,924)	$(74)	$(157)	$154	$—	$(3,001)
2024
Balance at January 1, 2024	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
Other comprehensive income (loss) before reclassifications	(206)	(8)	2	—	(14)	(226)
Amounts reclassified from accumulated other comprehensive income (loss)	—	25	(1)	(7)	—	17
Net other comprehensive income (loss)	(206)	17	1	(7)	(14)	(209)
Balance at September 30, 2024	$(2,664)	$(38)	$(352)	$182	$(14)	$(2,886)

1.The cumulative translation adjustment loss for the nine months ended September 30, 2024 was primarily driven by the strengthening of the USD against the Brazilian Real (“BRL”) and Mexican Peso ("MXN"). The cumulative translation adjustment loss for the nine months ended September 30, 2023 was primarily driven by the strengthening of the USD against the South African Rand ("ZAR") and Euro ("EUR"), partially offset by the weakening of the USD against the Brazilian Real (BRL).

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Derivative instruments	$(4)	$(3)	$(13)	$59
Pension benefit plans - net	—	—	—	—
Other benefit plans - net	1	1	3	2
Unrealized gains (losses) on investments	—	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(3)	$(2)	$(10)	$61

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Derivative instruments[1]:	$12	$16	$38	$(50)
Tax (benefit) expense[2]	(4)	(5)	(13)	10
After-tax	$8	$11	$25	$(40)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$—	$(2)	$(2)
Settlement (gain) loss[3,4]	1	1	1	1
Total before tax	$—	$1	$(1)	$(1)
Tax (benefit) expense[2]	(1)	—	—	1
After-tax	$(1)	$1	$(1)	$—
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$—	$(1)	$(1)	$(1)
Actuarial (gains) loss[3,4]	(3)	(2)	(9)	(7)
Total before tax	$(3)	$(3)	$(10)	$(8)
Tax (benefit) expense[2]	1	1	3	2
After-tax	$(2)	$(2)	$(7)	$(6)
Total reclassifications for the period, after-tax	$5	$10	$17	$(46)
1.Reflected in cost of goods sold in the interim Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the interim Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 15 - Pension Plans and Other Post Employment Benefits, to the interim Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the interim Consolidated Statements of Operations.

NOTE 15 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits ("OPEB"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Defined Benefit Pension Plans:
Service cost	$3	$3	$12	$13
Interest cost	162	171	488	518
Expected return on plan assets	(133)	(151)	(399)	(454)
Amortization of prior service (benefit) cost	—	—	(2)	(2)
Settlement loss	1	1	1	1
Net periodic benefit (credit) cost	$33	$24	$100	$76
Other Post Employment Benefits:
Service cost	$—	$1	$—	$1
Interest cost	11	12	31	36
Amortization of unrecognized (gain) loss	(3)	(2)	(9)	(7)
Amortization of prior service (benefit) cost	(1)	(1)	(1)	(1)
Net periodic benefit (credit) cost	$7	$10	$21	$29

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - FINANCIAL INSTRUMENTS

At September 30, 2024, December 31, 2023 and September 30, 2023, the company had $1,543 million, $1,746 million and $1,619 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $56 million, $98 million and $108 million of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, as these securities had maturities of more than three months to less than one year at the time of purchase; and $55 million of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the interim Consolidated Balance Sheets at December 31, 2023, as these securities had maturities of more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at September 30, 2024, the company had $16 million and $90 million of available-for-sale securities (primarily foreign government bonds) classified as marketable securities and other assets, respectively, in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year and more than one year, respectively, at the time of purchase. The company’s held-to-maturity and available-for-sale securities relating to investments in foreign government bonds at September 30, 2024 are discussed further in the “Debt Securities” section.

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

The aggregate notional amounts for the company's derivative instruments (both designated and not designated) was a net buy (sell) position of $1,305 million, $(1,600) million and $2,199 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$(92)	$(71)	$(71)	$55
Additions and revaluations of derivatives designated as cash flow hedges	25	(20)	(13)	(94)
Clearance of hedge results to earnings	7	2	24	(50)
Ending balance	$(60)	$(89)	$(60)	$(89)

At September 30, 2024, an after-tax net loss of $70 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$20	$(16)	$1	$10
Additions and revaluations of derivatives designated as cash flow hedges	—	7	19	(20)
Clearance of hedge results to earnings	1	9	1	10
Ending balance	$21	$—	$21	$—

At September 30, 2024, an after-tax net gain of $21 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	105	(61)	44
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$110	$(61)	$49

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity contracts	Accrued and other current liabilities	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	64	(61)	3
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$91	$(61)	$30

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$3	$—	$3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	83	(33)	50
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$88	$(33)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity contracts	Accrued and other current liabilities	6	—	6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	38	(33)	5
Commodity contracts	Accrued and other current liabilities	8	—	8
Total liability derivatives		$75	$(33)	$42

		September 30, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$7	$—	$7
Commodity Contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	45	(39)	6
Total asset derivatives		$53	$(39)	$14

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$7	$—	$7
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	87	(39)	48
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$100	$(39)	$61
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(36)	$—	$(19)	$—
Cash flow hedges:
Foreign currency contracts	1	11	29	(30)
Commodity contracts	34	(26)	(18)	(133)
Total derivatives designated as hedging instruments	$(1)	$(15)	$(8)	$(163)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$(2)	$(13)	$(3)	$(15)
Commodity contracts[2]	(10)	(3)	(35)	65
Total derivatives designated as hedging instruments	$(12)	$(16)	$(38)	$50
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$59	$(3)	$(32)	$(65)
Foreign currency contracts[2]	(6)	4	12	(67)
Commodity contracts[2,4]	3	1	(41)	4
Commodity contracts[3]	1	5	(2)	5
Total derivatives not designated as hedging instruments	$57	$7	$(63)	$(123)
Total derivatives	$45	$(9)	$(101)	$(73)
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

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at September 30, 2024, December 31, 2023 and September 30, 2023, and available-for-sale securities at September 30, 2024. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The debt securities classified as held-to-maturity at September 30, 2024 with a contractual maturity within one year was $55 million.

The company’s investments in debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations. The debt securities classified as available-for-sale at September 30, 2024 with a contractual maturity within one year had an amortized cost of $17 million, gross unrealized gains (losses) of $(1) million and a fair value of $16 million. The debt securities classified as available-for-sale at September 30, 2024 with a contractual maturity of one to five years had an amortized cost of $103 million, gross unrealized gains (losses) of $(13) million and a fair value of $90 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated fair value of the available-for-sale securities as of September 30, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the closing price at the end of the period quoted market prices in active markets for identical assets and liabilities.

NOTE 17 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	September 30, 2024	December 31, 2023	September 30, 2023
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$56	$98	$108
Debt securities:
Foreign government bonds[2]	106	—	—
Derivatives relating to:[3]
Foreign currency	105	83	52
Commodity contracts	5	5	1
Total assets at fair value	$272	$186	$161
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	$87	$61	$94
Commodity contracts	4	14	6
Total liabilities at fair value	$91	$75	$100
1.Reflects significant other observable inputs.
2.Represents the company's investments in debt securities that are classified as available-for-sale, which are included in marketable securities and other assets in the interim Consolidated Balance Sheets.
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2024
Net sales	$691	$1,635	$2,326
Segment operating EBITDA	(320)	246	(74)
Segment assets[1]	22,192	14,895	37,087

2023
Net sales	$878	$1,712	$2,590
Segment operating EBITDA	(138)	184	46
Segment assets[1]	22,829	15,446	38,275
1.    Segment assets at December 31, 2023 were $22,732 million and $15,004 million for Seed and Crop Protection, respectively.

As of and for the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2024
Net sales	$7,773	$5,157	$12,930
Segment operating EBITDA	2,126	811	2,937

2023
Net sales	$7,837	$5,682	$13,519
Segment operating EBITDA	1,972	1,107	3,079

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes	$(519)	$(315)	$913	$1,172
Provision for (benefit from) income taxes on continuing operations	(114)	(129)	274	244
Income (loss) from continuing operations before income taxes	$(633)	$(444)	$1,187	$1,416
Depreciation and amortization	306	306	925	899
Interest income	(33)	(59)	(93)	(153)
Interest expense	66	58	173	171
Exchange (gains) losses	97	102	234	242
Non-operating (benefits) costs	50	28	132	115
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	14	(44)	(4)	34
Significant items (benefit) charge	33	71	297	271
Corporate expenses	26	28	86	84
Segment operating EBITDA	$(74)	$46	$2,937	$3,079

Segment assets to total assets (In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Total segment assets	$37,087	$37,736	$38,275
Corporate assets	4,821	5,260	4,835
Total assets	$41,908	$42,996	$43,110

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2024 and 2023, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2024
Restructuring and asset related charges - net[1]	$(3)	$(10)	$(19)	$(32)
Acquisition-related costs[4]	—	(1)	—	(1)
Total	$(3)	$(11)	$(19)	$(33)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2023
Restructuring and asset related charges - net[1]	$1	$—	$(3)	$(2)
Estimated settlement expense[2]	—	(66)	—	(66)
Gain (loss) on sale of business, assets and equity investments[3]	4	—	—	4
Acquisition-related costs[4]	—	(7)	—	(7)
Total	$5	$(73)	$(3)	$(71)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2024
Restructuring and asset related charges - net[1]	$(56)	$(83)	$(60)	$(199)
Estimated settlement expense[2]	—	(101)	—	(101)
Inventory write-offs[3]	2	—	—	2
Gain (loss) on sale of assets[3]	4	3	—	7
Acquisition-related costs[4]	—	(6)	—	(6)
Total	$(50)	$(187)	$(60)	$(297)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2023
Restructuring and asset related charges - net[1]	$(74)	$(11)	$(10)	$(95)
Estimated settlement expense[2]	—	(156)	—	(156)
Inventory write-offs[3]	(7)	—	—	(7)
Gain (loss) on sale of business, assets and equity investments[3]	4	3	—	7
Seed sale associated with Russia Exit[3,5]	18	—	—	18
Acquisition-related costs[4]	—	(41)	—	(41)
Employee Retention Credit	—	3	—	3
Total	$(59)	$(202)	$(10)	$(271)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. The nine months ended September 30, 2024 includes a $2 million benefit associated with sales of inventory previously reserved for in association with the 2022 Restructuring Actions.
4.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up. See Note 3 - Business Combinations, to the interim Consolidated Financial Statements, for additional information.
5.Includes a benefit (charge) of $18 million for the nine months ended September 30, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million of net sales and $53 million of cost of goods sold for the nine months ended September 30, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” “outlook,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s financial results or outlook; strategy for growth; product development; regulatory approvals; market position; capital allocation strategy; liquidity; sustainability targets and initiatives; the anticipated benefits of acquisitions, restructuring actions, or cost savings initiatives; and the outcome of contingencies, such as litigation and environmental matters, are forward-looking statements.

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

Recent Developments

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include revisions to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site.

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (which includes related contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs will be expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the third quarter of 2024, the company recorded net pre-tax restructuring and asset related charges of $372 million, comprised of $60 million of severance and related benefit costs, $309 million of asset-related and impairment charges and $3 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, contract terminations and decommissioning and demolition. Through the third quarter of 2024, the company paid $10 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The Crop Protection Operations Strategy Restructuring Program is expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $180 million of savings on a run rate basis by 2027. Future actions by the company or changes in circumstances from current assumptions, including any site disposition gains or losses, may cause actual results and future cash payments to differ. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

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

The remaining cash payments related to these charges is $36 million, and primarily relate to the payment of severance and related benefits and contract terminations.

The 2022 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $210 million to $220 million of savings on a run rate basis by 2025. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements for additional information.

Share Buyback Plan
On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,722,000 shares and 4,913,000 shares in the open market for a total cost (excluding excise taxes) of $250 million for both the three months ended September 30, 2024 and 2023, respectively, and 13,838,000 shares and 6,330,000 shares in the open market for a total cost (excluding excise taxes) of $750 million and $330 million during the nine months ended September 30, 2024 and 2023, respectively.

Overview
The following is a summary of results from continuing operations for the three months ended September 30, 2024:
•The company reported net sales of $2,326 million, down 10 percent versus the same quarter last year, reflecting an 8 percent decrease in price and a 5 percent decrease in currency, partially offset by a 3 percent increase in volume.

•Cost of goods sold totaled $1,565 million in the third quarter of 2024, down from $1,646 million in the third quarter of 2023, primarily driven by favorable currency effects, ongoing cost and productivity actions and Crop Protection raw material deflation, partially offset by higher Seed commodity and other cost of sales and higher volumes.
•Restructuring and asset related charges - net were $32 million in the third quarter of 2024, an increase from $2 million in the third quarter of 2023. The charges for the three months ended September 30, 2024 primarily relate to severance and asset related charges associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $(519) million, as compared to $(315) million in the same quarter last year.
•Operating EBITDA was $(100) million for the three months ended September 30, 2024, down from $18 million for the three months ended September 30, 2023, primarily driven by price declines, higher Seed commodity and other cost of sales, and continued investment in Seed research and development, partially offset by Crop Protection raw material deflation along with ongoing cost and productivity actions. Refer to page 51 for further discussion of the company's Non-GAAP financial measures.
The following is a summary of results from continuing operations for the nine months ended September 30, 2024:
•The company reported net sales of $12,930 million, down 4 percent versus the same period last year, reflecting a 2 percent decrease in volume and a 2 percent unfavorable impact from currency.
•Cost of goods sold totaled $7,033 million in the nine months ended September 30, 2024, down from $7,554 million in the nine months ended September 30, 2023, primarily driven by volume declines, reduction of royalty expense and ongoing cost and productivity actions, partially offset by higher Seed commodity costs.
•Restructuring and asset related charges - net were $199 million for the nine months ended September 30, 2024, an increase from $95 million during the nine months ended September 30, 2024. The charges for the nine months ended September 30, 2024 primarily relate to severance and asset related charges associated with the Crop Protection Operations Strategy Restructuring Program and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
•Income (loss) from continuing operations after income taxes was $913 million, as compared to $1,172 million in the same quarter last year.
•Operating EBITDA was $2,851 million for the nine months ended September 30, 2024, down from $2,995 million for the nine months ended September 30, 2024, primarily driven by lower volumes along with competitive Crop Protection pricing and continued investment in Seed research and development, partially offset by Seed pricing gains, the reduction of royalty expense and ongoing cost and productivity actions. Refer to page 51 for further discussion of the company's Non-GAAP financial measures.
In addition to the financial highlights above, the following events occurred during the nine months ended September 30, 2024:
•The company returned approximately $1.1 billion to shareholders during the nine months ended September 30, 2024 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $2,326 million and $2,590 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by an 8 percent decrease in price and a 5 percent unfavorable currency impact, partially offset by a 3 percent increase in volume. Pricing losses reflect the continued competitive price environment in Crop Protection, particularly in Latin America. Crop Protection volume increased versus the prior year driven primarily by Latin America and North America demand for new products and spinosyns, partially offset by residual destocking and unfavorable weather in EMEA. The Crop Protection volume increase was partially offset by a decline in Seed volumes due to reduced corn planted area in Argentina. Unfavorable currency impacts were driven by the Turkish Lira and the Brazilian Real.

	Three Months Ended September 30,
	2024		2023
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$2,326	100%	$2,590	100%
North America[1]	610	26%	572	22%
EMEA[2]	415	18%	469	18%
Latin America	989	43%	1,224	47%
Asia Pacific	312	13%	325	13%

	Q3 2024 vs. Q3 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$38	7%	(9)%	16%	—%	—%
EMEA[2]	(54)	(12)%	2%	(11)%	(3)%	—%
Latin America	(235)	(19)%	(15)%	5%	(9)%	—%
Asia Pacific	(13)	(4)%	2%	(4)%	(2)%	—%
Total	$(264)	(10)%	(8)%	3%	(5)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Net sales were $12,930 million and $13,519 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by a 2 percent decrease in volume and a 2 percent unfavorable impact from currency. Volume declines were driven by reduced corn planted area in Latin America, unfavorable weather, reduced planted area and destocking impacts in EMEA and just-in-time Crop Protection purchasing behavior in North America, partially offset by growth in Latin America on demand for new products and spinosyns. While Seed pricing increased due to the continued execution on the company's price for value strategy as led by North America, this increase was completely offset by a decline in Crop Protection pricing driven by the competitive environment in Latin America.

	Nine Months Ended September 30,
	2024		2023
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$12,930	100%	$13,519	100%
North America[1]	7,097	55%	7,093	52%
EMEA[2]	2,676	21%	2,996	22%
Latin America	2,154	16%	2,384	18%
Asia Pacific	1,003	8%	1,046	8%

	Nine Months 2024 vs. Nine Months 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$4	—%	1%	(1)%	—%	—%
EMEA[2]	(320)	(11)%	5%	(10)%	(4)%	(2)%
Latin America	(230)	(10)%	(10)%	3%	(4)%	1%
Asia Pacific	(43)	(4)%	2%	(3)%	(3)%	—%
Total	$(589)	(4)%	—%	(2)%	(2)%	—%

Cost of Goods Sold ("COGS")
COGS was $1,565 million (67 percent of net sales) and $1,646 million (64 percent of net sales) for the three months ended September 30, 2024 and 2023, respectively, and $7,033 million (54 percent of net sales) and $7,554 million (56 percent of net sales) for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by lower volumes, ongoing cost and productivity actions, reduction of royalty expense and currency, partially offset by higher Seed commodity costs.

Research and Development Expense ("R&D")
R&D expense was $348 million (15 percent of net sales) and $335 million (13 percent of net sales) for the three months ended September 30, 2024 and 2023, respectively, and $1,037 million (8 percent of net sales) and $980 million (7 percent of net sales) for the nine months ended September 30, 2024 and 2023, respectively. The increase in R&D expense is in support of the company’s long-term investment plans and was primarily driven by an increase in salaries due to higher headcount, as well as additional spending on field, lab and facilities, and third-party research costs.

Selling, General and Administrative Expenses
SG&A expenses were $671 million (29 percent of net sales) and $670 million (26 percent of net sales) for the three months ended September 30, 2024 and 2023, respectively. The change was primarily driven by an increase in certain benefits costs, offset by favorable currency impacts.

SG&A expenses were $2,461 million (19 percent of net sales) and $2,441 million (18 percent of net sales) for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in commissions, bad debt expense, litigation and the effects of the Stoller and Symborg acquisitions, partially offset by favorable currency impacts.

Amortization of Intangibles
Intangible asset amortization was $170 million and $174 million for the three months ended September 30, 2024 and 2023, respectively. As certain intangible assets became fully amortized since the end of the prior year period, amortization expense decreased in the current year period.

Intangible asset amortization was $521 million and $508 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by the impact of amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $32 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $199 million and $95 million for the nine months ended September 30, 2024 and 2023, respectively. The charges in the third quarter and nine months ended September 30, 2024 were primarily related to charges associated with the Crop Protection Operations Strategy Restructuring Program consisting of severance and related benefit costs and asset related charges. The charges in the third quarter and nine months ended September 30, 2023 were primarily related to costs associated with the 2022 Restructuring Actions. The charges in the third quarter ended September 30, 2023 and the nine months ended September 30, 2024 and 2023 also include non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(107) million and $(149) million for the three months ended September 30, 2024 and 2023, respectively. Lower other expense was primarily driven by the absence of charges related to estimated settlement reserves, partially offset by a decrease in both interest income and the gain on sale of businesses and other assets.

Other income (expense) - net was $(319) million and $(354) million for the nine months ended September 30, 2024 and 2023, respectively. Lower other expense was primarily driven by a decrease in charges related to estimated settlement reserves and the receipt of an indemnification payment negotiated with the former Stoller owners, partially offset by a decrease in interest income and higher non-operating pension and other post employment benefit costs.

See Note 6 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $66 million and $58 million for the three months ended September 30, 2024 and 2023, respectively, and $173 million and $171 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily driven by lower short-term borrowings offset by higher interest related to the senior notes issued in 2023 and for foreign currency loans and subsidiary debt effects.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(114) million for the three months ended September 30, 2024 on pre-tax loss from continuing operations of $(633) million, resulting in an effective tax rate of 18.0 percent. The effective tax rate was unfavorably impacted by tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions.

The company's benefit from income taxes on continuing operations was $(129) million for the three months ended September 30, 2023 on pre-tax loss from continuing operations of $(444) million, resulting in an effective tax rate of 29.1 percent. The effective tax rate was favorably impacted by $11 million of net tax benefits associated with changes in deferred taxes, accruals for certain prior year tax positions in various jurisdictions, as well as favorable geographic mix of earnings.

The company’s provision for income taxes on continuing operations was $274 million for the nine months ended September 30, 2024 on pre-tax income from continuing operations of $1,187 million, resulting in an effective tax rate of 23.1 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

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

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(2) million and $45 million for the three and nine months ended September 30, 2024, respectively. The result for the three months ended September 30, 2024 was primarily driven by litigation-related activity. The after-tax benefit recognized during the nine months ended September 30, 2024 was driven by charges recognized relating to the MOU with Chemours and DuPont relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility and litigation-related activity, more than offset by a favorable adjustment of certain prior year tax positions for previously divested businesses and the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution.

Income (loss) from discontinued operations after tax was $(3) million and $(174) million for the three and nine months ended September 30, 2023, respectively. The nine months ended September 30, 2023 primarily includes charges associated with the settlement of certain legal matters relating to PFAS that are subject to the MOU, including the Nationwide Water District Settlement.

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

Interest Expense
EIDP’s interest expense was $66 million and $60 million for the three months ended September 30, 2024 and 2023, respectively, and $173 million and $193 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily driven by the items noted above, under the header "Interest Expense," partially offset by the absence of interest on the related party loan between EIDP and Corteva, Inc. during the nine months ended September 30, 2024 as it was fully repaid in the fourth quarter of 2023.

See Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s benefit from income taxes on continuing operations was $(110) million for the three months ended September 30, 2024 on pre-tax loss from continuing operations of $(615) million, resulting in an effective tax rate of 17.9 percent. EIDP’s benefit from income taxes on continuing operations was $(129) million for the three months ended September 30, 2023 on pre-tax loss from continuing operations of $(446) million, resulting in an effective tax rate of 28.9 percent.

EIDP’s provision for income taxes on continuing operations was $283 million for the nine months ended September 30, 2024 on pre-tax income from continuing operations of $1,225 million, resulting in an effective tax rate of 23.1 percent. EIDP’s provision for income taxes on continuing operations was $239 million for the nine months ended September 30, 2023 on pre-tax income from continuing operations of $1,394 million, resulting in an effective tax rate of 17.1 percent.

EIDP’s effective tax rates for the three and nine months ended September 30, 2024 and 2023 were driven by the items noted on page 46, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations”.

See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information.

Corporate Outlook
Commodity prices are relatively steady, despite an anticipated record U.S. corn crop, and farmers continue to prioritize top-tier seed technology, while managing tighter margins. Against this backdrop, our Seed business has continued to outperform the market, likely gaining market share while improving operational efficiency. Meanwhile, the Latin America market conditions represent a headwind, including a significant reduction in corn planted area in Argentina.

While the global Crop Protection industry volumes have continued to stabilize, the pricing environment remains competitive. Third quarter gains in Operating EBITDA, including significant benefits from productivity and raw material deflation, reflect the resilience of our Crop Protection business.

As a result, for full-year 2024, the company expects net sales in the range of $17.0 billion to $17.2 billion, a decline of 1 percent at the mid-point. Operating EBITDA is expected to be in the range of $3.35 billion to $3.45 billion, growth of 1 percent at the mid-point. Operating Earnings Per Share is expected to be in the range of $2.50 to $2.60 per share, down 5 percent at the mid-point. Cash provided by operating activities - continuing operations is expected to be in the range of $2.1 billion to $2.6 billion. Free Cash Flow is expected to be in the range of $1.5 billion to $2.0 billion. Refer to further discussion of Non-GAAP metrics on page 51.

The above outlook does not contemplate any extreme weather events, operational disruptions, significant changes in customers' demand or ability to pay, or further acceleration of currency and inflation impacts resulting from macro-economic driven trends. Corteva is not able to reconcile its forward-looking non-GAAP financial measures, except for Free Cash Flow, to its most comparable U.S. GAAP financial measures, as it is unable to predict with reasonable certainty items outside of the company’s control, such as significant items, without unreasonable effort (refer to page 52 for significant items recorded in the three and nine months ended September 30, 2024 and 2023). However, during 2023 and 2024, the company committed to restructuring activities to optimize the Crop Protection network of manufacturing and external partners, which are expected to be substantially complete in 2026. The company expects to record approximately $345 million to $395 million net pre-tax restructuring charges during 2024 and 2025 for these activities. See Note 5 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Reconciliation of Forward-Looking Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow1

	Twelve Months Ended December 31, 2024[1]
(In millions)	Low End	High End
Cash provided by (used for) operating activities - continuing operations	$2,100	$2,600
Less: Capital expenditures	(600)	(600)
Free Cash Flow (Non-GAAP)	$1,500	$2,000
1.This represents the reconciliation of the company’s range provided for its forward-looking non-GAAP financial measure relating to Free Cash Flow. Refer to further discussion of Non-GAAP metrics on page 51.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Guidance, to the interim Consolidated Financial Statements, for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: Seed and Crop Protection.

Seed
The company’s Seed segment is a global leader in developing and supplying advanced germplasm and traits that produce optimum yield for farms around the world. The segment is a leader in many of the company’s key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The segment offers trait technologies that improve resistance to weather, disease, insects, herbicides used to control weeds and enhance food and nutritional characteristics, and digital solutions that assist farmer decision-making to help maximize yield and profitability.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2024 compared with the same period in 2023. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy EIDP businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 18 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and nine months ended September 30, 2024 and 2023 is included in Note 18 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
($ In millions)	2024	2023	2024	2023
Net sales	$691	$878	$7,773	$7,837
Segment operating EBITDA	$(320)	$(138)	$2,126	$1,972

Seed	Q3 2024 vs. Q3 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(3)	(2)%	(25)%	23%	—%	—%
EMEA	(2)	(1)%	8%	(5)%	(4)%	—%
Latin America	(162)	(43)%	(7)%	(29)%	(7)%	—%
Asia Pacific	(20)	(16)%	8%	(21)%	(3)%	—%
Total	$(187)	(21)%	(5)%	(12)%	(4)%	—%

Seed	Q3 2024 vs. Q3 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$(172)	(35)%	(8)%	(23)%	(4)%	—%
Soybeans	(25)	(13)%	(9)%	3%	(7)%	—%
Other oilseeds	(7)	(5)%	4%	(8)%	(1)%	—%
Other	17	28%	9%	21%	(2)%	—%
Total	$(187)	(21)%	(5)%	(12)%	(4)%	—%

Seed	Nine Months 2024 vs. Nine Months 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$202	4%	3%	1%	—%	—%
EMEA	(76)	(5)%	10%	(5)%	(5)%	(5)%
Latin America	(151)	(18)%	(2)%	(15)%	(1)%	—%
Asia Pacific	(39)	(11)%	9%	(17)%	(3)%	—%
Total	$(64)	(1)%	4%	(3)%	(1)%	(1)%

Seed	Nine Months 2024 vs. Nine Months 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$(54)	(1)%	4%	(3)%	(1)%	(1)%
Soybeans	60	4%	2%	2%	—%	—%
Other oilseeds	(71)	(11)%	6%	(8)%	(4)%	(5)%
Other	1	—%	6%	(6)%	—%	—%
Total	$(64)	(1)%	4%	(3)%	(1)%	(1)%

Seed
Seed net sales were $691 million in the third quarter of 2024, down 21 percent from $878 million in the third quarter of 2023. The sales decrease was driven by a 12 percent decrease in volume, a 5 percent decrease in price and a 4 percent unfavorable impact from currency.

The price decline was primarily related to end of season settlement in North America. Lower volumes were due primarily to reduced corn planted area in Argentina. Unfavorable currency impacts were led by the Brazilian Real.

Segment operating EBITDA was a loss of $320 million in the third quarter of 2024, down 132 percent from a loss of $138 million in the third quarter of 2023. Higher commodity and other cost of sales, lower volumes, price declines, and continued investment in R&D more than offset ongoing cost and productivity actions.

Seed net sales were $7,773 million in the first nine months of 2024, down 1 percent from $7,837 million in the first nine months of 2023. The sales decrease was driven by a 3 percent decline in volume, a 1 percent unfavorable portfolio impact and a 1 percent unfavorable currency impact, partially offset by a 4 percent increase in price.

The increase in price was driven by strong demand for top technology offerings and operational execution globally. Pricing actions more than offset currency impacts in EMEA. The decline in volume was driven primarily by reduced corn planted area in Argentina, as well as unfavorable weather and reduced planted area in EMEA. Unfavorable currency impacts were led by the Turkish Lira and the Brazilian Real.

Segment operating EBITDA was $2,126 million in the first nine months of 2024, up 8 percent from $1,972 million in the first nine months of 2023. Price execution and market share gains in North America, reduction of net royalty expense, and ongoing cost and productivity actions more than offset lower volumes, the unfavorable impact of currency, investment in R&D and higher commodity costs. Segment operating EBITDA margin improved by approximately 220 basis points versus the prior-year period.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
($ In millions)	2024	2023	2024	2023
Net sales	$1,635	$1,712	$5,157	$5,682
Segment Operating EBITDA	$246	$184	$811	$1,107

Crop Protection	Q3 2024 vs. Q3 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$41	10%	(3)%	13%	—%	—%
EMEA	(52)	(19)%	(4)%	(14)%	(1)%	—%
Latin America	(73)	(9)%	(18)%	20%	(11)%	—%
Asia Pacific	7	4%	(2)%	7%	(1)%	—%
Total	$(77)	(4)%	(10)%	11%	(5)%	—%

Crop Protection	Q3 2024 vs. Q3 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(79)	(10)%	(9)%	3%	(4)%	—%
Insecticides	21	5%	(12)%	23%	(6)%	—%
Fungicides	(10)	(4)%	(19)%	23%	(8)%	—%
Other	(9)	(4)%	(3)%	6%	(7)%	—%
Total	$(77)	(4)%	(10)%	11%	(5)%	—%

Crop Protection	Nine Months 2024 vs. Nine Months 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(198)	(10)%	(4)%	(6)%	—%	—%
EMEA	(244)	(16)%	1%	(15)%	(3)%	1%
Latin America	(79)	(5)%	(15)%	14%	(5)%	1%
Asia Pacific	(4)	(1)%	(2)%	4%	(3)%	—%
Total	$(525)	(9)%	(5)%	(2)%	(3)%	1%

Crop Protection	Nine Months 2024 vs. Nine Months 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(475)	(16)%	(6)%	(8)%	(2)%	—%
Insecticides	69	6%	(5)%	15%	(4)%	—%
Fungicides	(76)	(9)%	(8)%	3%	(4)%	—%
Other	(43)	(7)%	(2)%	(6)%	(4)%	5%
Total	$(525)	(9)%	(5)%	(2)%	(3)%	1%

Crop Protection
Crop Protection net sales were $1,635 million in the third quarter of 2024, down 4 percent from $1,712 million in the third quarter of 2023. The sales decline over the prior period was driven by a 10 percent decline in price and a 5 percent unfavorable impact from currency, partially offset by an 11 percent increase in volume.

The increase in volume was driven primarily by Latin America and North America on demand for new products, spinosyns, and biologicals, partially offset by residual destocking in EMEA. The price decline was primarily due to the competitive pricing environment in Latin America. Unfavorable currency impacts were led by the Brazilian Real.

Segment Operating EBITDA was $246 million in the third quarter of 2024, up 34 percent from $184 million in the third quarter of 2023. Raw material deflation, productivity savings and volume growth were partially offset by competitive pricing. Segment operating EBITDA margin improved by 430 basis points versus the prior-year period.

Crop Protection net sales were $5,157 million in the first nine months of 2024, down 9 percent from $5,682 million in the first nine months of 2023. The sales decrease was driven by a 5 percent decline in price, a 3 percent unfavorable impact from currency and a 2 percent decrease in volume. These declines were partially offset by a 1 percent favorable portfolio and other impact.

The decrease in volume was primarily due to residual destocking and unfavorable weather impacts in EMEA, as well as just-in-time purchasing behavior in North America, partially offset by volume growth in Latin America on demand for new products and spinosyns. The price decline was primarily due to market dynamics in Latin America. Unfavorable currency impacts were led by the Brazilian Real and the Turkish Lira. The portfolio impact was driven by the Stoller and Symborg acquisitions.

Segment Operating EBITDA was $811 million in the first nine months of 2024, down 27 percent from $1,107 million in the first nine months of 2023. Pricing pressure, lower volumes, and the unfavorable impact of currency more than offset productivity savings. Segment operating EBITDA margin declined by approximately 375 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes (GAAP)	$(519)	$(315)	$913	$1,172
Provision for (benefit from) income taxes on continuing operations	(114)	(129)	274	244
Income (loss) from continuing operations before income taxes (GAAP)	$(633)	$(444)	$1,187	$1,416
Depreciation and amortization	306	306	925	899
Interest income	(33)	(59)	(93)	(153)
Interest expense	66	58	173	171
Exchange (gains) losses	97	102	234	242
Non-operating (benefits) costs	50	28	132	115
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	14	(44)	(4)	34
Significant items (benefit) charge	33	71	297	271
Operating EBITDA (Non-GAAP)	$(100)	$18	$2,851	$2,995

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Restructuring and asset related charges - net	$(32)	$(2)	$(199)	$(95)
Estimated settlement expense[1]	—	(66)	(101)	(156)
Inventory write-offs[2]	—	—	2	(7)
Gain (loss) on sale of business, assets and equity investments[2]	—	4	7	7
Seed sale associated with Russia exit[2,3]	—	—	—	18
Acquisition-related costs[4]	(1)	(7)	(6)	(41)
Employee Retention Credit	—	—	—	3
Total pre-tax significant items benefit (charge)	$(33)	$(71)	$(297)	$(271)
Total tax (provision) benefit impact of significant items[5]	8	14	74	56
Tax only significant item benefit (charge)[6]	4	—	4	29
Total significant items benefit (charge), after tax	$(21)	$(57)	$(219)	$(186)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. The nine months ended September 30, 2024 includes a $2 million benefit associated with sales of inventory previously reserved for in association with the 2022 Restructuring Actions.
3.Includes a benefit (charge) of $18 million for the nine months ended September 30, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million of net sales and $53 million of cost of goods sold for the nine months ended September 30, 2023.
4.Relates to acquisition-related costs relating to third-party integration costs associated with the completed acquisitions of Stoller and Symborg. The nine months ended September 30, 2023 also includes transaction costs and the recognition of the inventory fair value step-up. See Note 3 - Business Combinations, to the interim Consolidated Financials Statements, for additional information.
5.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
6.The tax only significant item benefit for the three and nine months ended September 30, 2024 reflects the impact of intellectual property realignment. The tax only significant item benefit for the nine months ended September 30, 2023 reflects the impact of changes to deferred taxes associated with a tax currency change for a legal entity and an adjustment due to a change in estimate related to a worthless stock deduction in the U.S.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$(522)	$(318)	$903	$1,162
Less: Non-operating benefits (costs), after tax	(37)	(16)	(98)	(84)
Less: Amortization of intangibles (existing as of Separation), after tax	(115)	(118)	(350)	(354)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(11)	34	3	(25)
Less: Significant items benefit (charge), after tax	(21)	(57)	(219)	(186)
Operating Earnings (Loss) (Non-GAAP)	$(338)	$(161)	$1,567	$1,811

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$(0.76)	$(0.45)	$1.29	$1.63
Less: Non-operating benefits (costs), after tax	(0.05)	(0.02)	(0.14)	(0.12)
Less: Amortization of intangibles (existing as of Separation), after tax	(0.17)	(0.17)	(0.50)	(0.50)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(0.02)	0.05	—	(0.03)
Less: Significant items benefit (charge), after tax	(0.03)	(0.08)	(0.31)	(0.26)
Operating Earnings (Loss) Per Share (Non-GAAP)	$(0.49)	$(0.23)	$2.24	$2.54
Diluted Shares Outstanding (In millions)	691.1	708.4	698.3	713.6

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2023 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2024.

(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Cash, cash equivalents and marketable securities	$2,493	$2,742	$2,362
Total debt	$5,716	$2,489	$5,899
The increase in debt balances from December 31, 2023 was primarily due to higher short-term debt, which was used to fund the company's working capital needs, capital spending, dividend payments and share repurchases. See further information in Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, dividend payments, share repurchases, pension obligations and litigation costs, net of recoveries. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $6.2 billion, $6.0 billion, $6.0 billion at September 30, 2024, December 31, 2023 and September 30, 2023, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses, including the settlement of litigation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2024, the company was in compliance with these covenants.

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

The company's cash, cash equivalents and marketable securities at September 30, 2024, December 31, 2023 and September 30, 2023 are $2.5 billion, $2.7 billion and $2.4 billion, respectively, of which $2.1 billion, $2.2 billion and $2.0 billion at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At September 30, 2024, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(1,871) million for the nine months ended September 30, 2024 compared to $(2,574) million for the nine months ended September 30, 2023. The change was primarily driven by favorable changes in working capital. Within accounts payable, lower payments to third-party growers resulted from lower commodity costs and production plans, supplemented by a change in inventory purchasing patterns. The favorable changes in inventories were driven by production reductions to match demand, and favorable changes in other assets and liabilities were primarily due to lower variable compensation payments compared to the prior year and favorable foreign currency derivative contract settlements. These movements were partially offset by unfavorable changes in receivables driven by slower collections, as well as in deferred revenue due to lower prepayments received combined with higher usage of prepayments.

Cash provided by (used for) operating activities - discontinued operations was $(157) million for the nine months ended September 30, 2024 compared to $(30) million for the nine months ended September 30, 2023. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility. In addition, the disbursement of the cash held in the Water District Settlement Fund is reflected in the nine months ended September 30, 2024.

Cash provided by (used for) investing activities was $(466) million for the nine months ended September 30, 2024 compared to $(1,773) million for the nine months ended September 30, 2023. The change was primarily due to the acquisitions of Stoller and Symborg in 2023, partially offset by higher proceeds from the net investment hedge settlement in the first quarter of 2023 as compared to the second quarter of 2024, along with higher 2024 activity in investments.

Cash provided by (used for) financing activities was $2,137 million for the nine months ended September 30, 2024 compared to $3,603 million for the nine months ended September 30, 2023. The change was primarily due to higher borrowings in 2023 to fund working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions, as well as higher payments on debt and higher repurchases of common stock in 2024.

In January 2024, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on March 15, 2024, to the shareholders of record on March 1, 2024. In April 2024, the company's Board of Directors authorized a common stock dividend of $0.16 per share, payable on June 18, 2024, to the shareholders of record on June 4, 2024. In July 2024, the company's Board of Directors authorized a common stock dividend of $0.17 per share, which reflects an approved increase of 6.25 percent, payable on September 17, 2024, to the shareholders of record on September 3, 2024. In October 2024, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on December 16, 2024, to the shareholders of recorded on December 2, 2024.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,722,000 shares and 4,913,000 shares in the open market for a total cost (excluding excise taxes) of $250 million for both the three months ended September 30, 2024 and 2023, respectively, and 13,838,000 shares and 6,330,000 shares in the open market for a cost (excluding excise taxes) of $750 million and $330 million during the nine months ended September 30, 2024 and 2023 respectively. In addition, the company repurchased and retired 4,098,000 shares in the open market for a total cost of $250 million during the nine months ended September 30, 2023 under the $1.5 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2021 Share Buyback Plan"), which was authorized by the Corteva, Inc. Board of Directors on August 5, 2021 and completed during the first quarter of 2023.

For the full year 2024, the company expects repurchases of approximately $1 billion under the 2022 Share Buyback Plan discussed above. The total amount, timing, manner, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

See Note 14 - Stockholders' Equity, to the interim Consolidated Financial Statements, for additional information related to the share buyback plans.

EIDP Liquidity Discussion
As discussed in Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide a Liquidity discussion for the differences between EIDP and Corteva, Inc. See Note 2  Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information on the related party loan between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(2,977) million and $(2,585) million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily driven by higher receivables from Corteva in connection with the Master In-House Banking Agreement and the items noted on page 55, under the header "Summary of Cash Flows."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(157) million and $(30) million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily driven by the items noted on page 55, under the header "Summary of Cash Flows."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(466) million and $(1,773) million for the nine months ended September 30, 2024 and 2023. The change was primarily driven by the items noted on page 55, under the header "Summary of Cash Flows."

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $3,243 million and $3,614 million for the nine months ended September 30, 2024 and 2023. The change was primarily due to higher borrowings in 2023 to fund working capital needs, capital spending, Corteva, Inc. dividend payments and share repurchases and to partially fund the Stoller and Symborg acquisitions, partially offset by higher payments on debt, including the payments on the related party loan between EIDP and Corteva, Inc. in the first quarter of 2023.

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

As of September 30, 2024, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2024, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Lorsban® Lawsuits
As of September 30, 2024, there were pending personal injury and remediation lawsuits filed against the former Dow Agrosciences LLC in California alleging injuries related to exposure to, or contamination by, chlorpyrifos, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Further information with respect to these proceedings is set forth under “Lorsban® Lawsuits” in Note 13 – Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. Inari’s motion to dismiss the complaint was denied in August 2024 and discovery remains ongoing. Since the denial, Inari has asserted counterclaims alleging, among other things, that the patents underlying Corteva's infringement claims are invalid and unenforceable.

Inari filed a Petition for Post Grant Review (PGR) of Corteva’s ’055 patent before the Patent Trial and Appeal Board (“PTAB”) at the U.S. Patent and Trademark Office. The patent subject to the PGR is related to Enlist E3® soybeans and directed to AAD-12 transformed plants that express AAD-12 enzymes with the dual ability to degrade two classes of herbicides, phenoxy auxins and pyridyloxy auxins. On October 10, 2024, the PTAB found all claims of Corteva’s ’055 patent unpatentable for lack of enablement. The PTAB decision is not expected to impact our ability to license and protect Enlist E3® traits. Nevertheless, Corteva is evaluating an appeal of the PTAB decision.

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

In December 2023, the PTAB authorized an Inter Partes Review (“IPR”) proceeding initiated by Bayer to review the patentability of three patents subject to the AAD-1 litigation. Inari is seeking to join the IPR proceeding. An oral hearing will occur before the PTAB in September 2024 with decisions expected by December 2024. Corteva holds numerous additional patents covering its Enlist® traits or Enlist® weed control system. Therefore, the IPR process is not expected to impact our ability to license and protect Enlist E3® traits. Corteva's AAD-1 lawsuit is stayed during pendency of the IPR.

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

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires. In September 2024, the court granted Bayer’s motion for summary judgement, while denying Corteva's summary judgment motion. Corteva filed notice of its appeal in October 2024 and expects a decision on its appeal around mid-2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
July 2024	1,929,167	$53.58	1,929,167	$897
August 2024	2,792,563	$52.51	2,792,563	750
Total	4,721,730	$52.95	4,721,730	$750
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

Corteva, Inc.
(Registrant)

Date:	November 7, 2024

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	November 7, 2024

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$2,326	$2,590	$12,930	$13,519
Cost of goods sold	1,565	1,646	7,033	7,554
Research and development expense	348	335	1,037	980
Selling, general and administrative expenses	671	670	2,461	2,441
Amortization of intangibles	170	174	521	508
Restructuring and asset related charges - net	32	2	199	95
Other income (expense) - net	(89)	(149)	(281)	(354)
Interest expense	66	60	173	193
Income (loss) from continuing operations before income taxes	(615)	(446)	1,225	1,394
Provision for (benefit from) income taxes on continuing operations	(110)	(129)	283	239
Income (loss) from continuing operations after income taxes	(505)	(317)	942	1,155
Income (loss) from discontinued operations after income taxes	(2)	(3)	45	(174)
Net income (loss)	(507)	(320)	987	981
Net income (loss) attributable to noncontrolling interests	1	—	3	2
Net income (loss) attributable to EIDP, Inc.	$(508)	$(320)	$984	$979

See Notes to the Interim Consolidated Financial Statements beginning on page 71.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(507)	$(320)	$987	$981
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	424	(323)	(206)	(41)
Adjustments to pension benefit plans	—	3	1	6
Adjustments to other benefit plans	(2)	(2)	(7)	(6)
Unrealized gain (loss) on investments	9	—	(14)	—
Derivative instruments	7	(2)	17	(154)
Total other comprehensive income (loss)	438	(324)	(209)	(195)
Comprehensive income (loss)	(69)	(644)	778	786
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	—	3	2
Comprehensive income (loss) attributable to EIDP, Inc.	$(70)	$(644)	$775	$784

See Notes to the Interim Consolidated Financial Statements beginning on page 71.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$2,421	$2,644	$2,254
Marketable securities	72	98	108
Accounts and notes receivable - net	6,651	5,488	6,581
Inventories	5,674	6,899	6,320
Other current assets	831	1,131	1,070
Total current assets	15,649	16,260	16,333
Investment in nonconsolidated affiliates	128	115	106
Property, plant and equipment	9,235	8,956	8,892
Less: Accumulated depreciation	5,025	4,669	4,572
Net property, plant and equipment	4,210	4,287	4,320
Goodwill	10,629	10,605	10,441
Other intangible assets	9,084	9,626	9,795
Deferred income taxes	564	584	554
Other assets	3,149	1,896	1,778
Total Assets	$43,413	$43,373	$43,327
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$3,741	$198	$3,609
Short-term borrowings - related party	—	—	115
Accounts payable	3,753	4,280	3,678
Income taxes payable	313	174	236
Deferred revenue	429	3,406	552
Accrued and other current liabilities	2,177	2,347	2,284
Total current liabilities	10,413	10,405	10,474
Long-term debt	1,975	2,291	2,290
Other noncurrent liabilities
Deferred income tax liabilities	496	899	1,070
Pension and other post employment benefits - noncurrent	2,473	2,467	2,228
Other noncurrent obligations	1,561	1,651	1,707
Total noncurrent liabilities	6,505	7,308	7,295
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2024, December 31, 2023, and September 30, 2023:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at September 30, 2024, December 31, 2023, and September 30, 2023	—	—	—
Additional paid-in capital	24,417	24,349	24,323
Retained earnings (accumulated deficit)	4,722	3,747	3,995
Accumulated other comprehensive income (loss)	(2,886)	(2,677)	(3,001)
Total EIDP, Inc. stockholders’ equity	26,492	25,658	25,556
Noncontrolling interests	3	2	2
Total equity	26,495	25,660	25,558
Total Liabilities and Equity	$43,413	$43,373	$43,327
See Notes to the Interim Consolidated Financial Statements beginning on page 71.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating activities
Net income (loss)	$987	$981
(Income) loss from discontinued operations after income taxes	(45)	174
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	925	899
Provision for (benefit from) deferred income tax	(422)	(268)
Net periodic pension and OPEB (credits) costs	121	105
Pension and OPEB contributions	(123)	(123)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(12)
Restructuring and asset related charges - net	199	95
Other net loss	377	342
Changes in assets and liabilities, net
Accounts and notes receivable	(1,450)	(773)
Inventories	1,060	492
Accounts payable	(518)	(1,218)
Deferred revenue	(2,974)	(2,840)
Other assets and liabilities	(1,097)	(439)
Cash provided by (used for) operating activities - continuing operations	(2,977)	(2,585)
Cash provided by (used for) operating activities - discontinued operations	(157)	(30)
Cash provided by (used for) operating activities	(3,134)	(2,615)
Investing activities
Capital expenditures	(416)	(412)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	2	42
Acquisitions of businesses - net of cash acquired	—	(1,456)
Investments in and loans to nonconsolidated affiliates	(7)	(31)
Purchases of investments	(137)	(83)
Proceeds from sales and maturities of investments	115	127
Proceeds from settlement of net investment hedge	15	42
Other investing activities, net	(38)	(2)
Cash provided by (used for) investing activities	(466)	(1,773)
Financing activities
Net change in borrowings (less than 90 days)	1,715	2,419
Proceeds from related party debt	—	29
Payments on related party debt	—	(924)
Proceeds from debt	3,047	3,427
Payments on debt	(1,529)	(1,314)
Proceeds from exercise of stock options	30	28
Other financing activities, net	(20)	(51)
Cash provided by (used for) financing activities	3,243	3,614
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(45)	(68)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(402)	(842)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period	$2,756	$2,776

See Notes to the Interim Consolidated Financial Statements beginning on page 71.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2023
Balance at January 1, 2023	$239	$—	$24,284	$3,031	$(2,806)	$1	$24,749
Net income (loss)				588		1	589
Other comprehensive income (loss)					67		67
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			7				7
Share-based compensation			(14)				(14)
Other - net			(2)	(2)			(4)
Balance at March 31, 2023	$239	$—	$24,275	$3,614	$(2,739)	$2	$25,391
Net income (loss)				711		1	712
Other comprehensive income (loss)					62		62
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			19				19
Share-based compensation			14	(1)			13
Other - net			(2)	(1)		(1)	(4)
Balance at June 30, 2023	$239	$—	$24,306	$4,321	$(2,677)	$2	$26,191
Net income (loss)				(320)			(320)
Other comprehensive loss					(324)		(324)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			2				2
Share-based compensation			16	(1)			15
Other - net			(1)	(2)			(3)
Balance at September 30, 2023	$239	$—	$24,323	$3,995	$(3,001)	$2	$25,558

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$239	$—	$24,349	$3,747	$(2,677)	$2	$25,660
Net income (loss)				426		2	428
Other comprehensive Income (loss)					(333)		(333)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva stock			8				8
Share-based compensation			3	(1)			2
Other - net				—		(1)	(1)
Balance at March 31, 2024	$239	$—	$24,360	$4,169	$(3,010)	$3	$25,761
Net income (loss)				1,066		—	1,066
Other comprehensive income (loss)					(314)		(314)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(2)			(2)
Issuance of Corteva stock			20				20
Share-based compensation			15				15
Other - net			4			—	4
Balance at June 30, 2024	$239	$—	$24,399	$5,233	$(3,324)	$3	$26,550
Net income (loss)				(508)		1	(507)
Other comprehensive income					438		438
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)			(3)
Issuance of Corteva Stock			2				2
Share-based compensation			13	—			13
Other - net			3	—	—	(1)	2
Balance at September 30, 2024	$239	$—	$24,417	$4,722	$(2,886)	$3	$26,495
See Notes to the Interim Consolidated Financial Statements beginning on page 71.

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
•Related Party Loan - EIDP engaged in a series of debt redemptions during the second quarter of 2019 that were partially funded through an intercompany loan from Corteva, Inc. This was eliminated in consolidation at the Corteva, Inc. level but remained on EIDP's consolidated financial statements at the standalone level (including the associated interest) through its repayment date in the fourth quarter of 2023.
•Capital Structure - At September 30, 2024, Corteva, Inc.'s capital structure consists of 689,170,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Business Combinations - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Revenue - refer to page 11 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page 14 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP has a related party loan receivable from Corteva, Inc.; refer to EIDP Note 2 - Related Party Transactions, below.
•Note 7 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP interim Consolidated Financial Statements, below
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Inventories - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Other Intangible Assets - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 12 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP had a related party loan payable to Corteva, Inc. which was repaid during the fourth quarter of 2023; refer to EIDP Note 2 - Related Party Transactions, below.
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024. EIDP repaid the outstanding related party revolving loan balance during the fourth quarter of 2023. As of September 30, 2023, the outstanding related party loan balance was $115 million (which approximates fair value), with an interest rate of 7.00%. The balance at September 30, 2023 was reflected as short-term borrowings - related party in EIDP's interim Consolidated Balance Sheets. Additionally, EIDP incurred interest expense of $2 million and $22 million for the three and nine months ended September 30, 2023, respectively, associated with the related party loan from Corteva, Inc., net of interest income earned from the below-noted Master In-House Banking Agreement.

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. EIDP had receivables from Corteva, Inc. of $1,505 million, $377 million, and $217 million related to this agreement included in other assets in EIDP's interim Consolidated Balance Sheets as of September 30, 2024, December 31, 2023, and September 30, 2023 respectively. Additionally, EIDP earned interest income from Corteva, Inc. of $18 million and $38 million under this agreement for the three and nine months ended September 30, 2024, respectively, which is reflected as other income (expense) - net in EIDP's interim Consolidated Statements of Operations.

As of September 30, 2024, December 31, 2023 and September 30, 2023, EIDP had payables to Corteva, Inc., of $19 million, $30 million and $38 million included in accrued and other current liabilities, respectively, and $141 million, $106 million and $108 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 23 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page 16 of the Corteva, Inc. Interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate was 17.9 percent and 23.1 percent for the three and nine months ended September 30, 2024 and 28.9 percent and 17.1 percent for the three and nine months ended September 30, 2023, respectively.

EIDP's effective tax rates for the three and nine months ended September 30, 2024 and 2023 were driven by the net tax benefits discussed on page 16 of the Corteva, Inc. Interim Consolidated Financial Statements.

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations after income taxes	$(505)	$(317)	$942	$1,155
Provision for (benefit from) income taxes on continuing operations	(110)	(129)	283	239
Income (loss) from continuing operations before income taxes	$(615)	$(446)	$1,225	$1,394
Depreciation and amortization	306	306	925	899
Interest income	(51)	(59)	(131)	(153)
Interest expense	66	60	173	193
Exchange (gains) losses	97	102	234	242
Non-operating (benefits) costs	50	28	132	115
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	14	(44)	(4)	34
Significant items (benefit) charge	33	71	297	271
Corporate expenses	26	28	86	84
Segment operating EBITDA	$(74)	$46	$2,937	$3,079