Form 10-K
period 2024-12-31
Corteva, Inc.; EIDP, Inc.
filed 2025-02-14
CIK 1755672, 30554

2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Corteva, Inc.	☐
EIDP, Inc.	☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Corteva, Inc.	☐
EIDP, Inc.	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Corteva, Inc.	Yes	☐	No	☒
EIDP, Inc.	Yes	☐	No	☒

The aggregate market value of voting stock of Corteva, Inc. held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2024 was $37.4 billion.

As of February 7, 2025, 685,556,000 shares of Corteva, Inc.'s common stock, $0.01 par value, were outstanding.

As of February 7, 2025, all of EIDP, Inc.’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

EIDP, Inc. meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Documents Incorporated by Reference

Information pertaining to certain Items in Part III of this report is incorporated herein by reference to portions of Corteva, Inc.'s definitive 2025 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

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

The primary differences between Corteva and EIDP's financial statements relate to EIDP's Preferred Stock - $4.50 Series and EIDP's Preferred Stock - $3.50 Series, a related party loan between EIDP and Corteva, Inc. and the associated interest expense for EIDP through its repayment date in the fourth quarter of 2023, a Master In-House Banking Agreement between EIDP and Corteva, Inc., including certain consolidated subsidiaries, and the associated interest income for EIDP, and the capital structure of Corteva. Inc. (See EIDP's Note 1 - Basis of Presentation to EIDP's Consolidated Financial Statements, for additional information for above items). The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Annual Report on Form 10-K and begin on page F-74. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

Refer to the EIDP Explanatory Note at page F-68 and EIDP Note 1 – Basis of Presentation, of the EIDP Consolidated Financial Statements, for discussion regarding EIDP’s restatement for the misclassification of intercompany activities between EIDP and Corteva, Inc. within EIDP’s Consolidated Statements of Cash Flows. EIDP’s parent company, Corteva, has confirmed the misclassification was isolated to EIDP’s standalone financial statements, and did not impact the consolidated financial statements of Corteva, as intercompany transactions are eliminated upon consolidation; nor did the misclassification have any impact on Corteva’s internal control over financial reporting.

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
•"Dow" refers to Dow Inc. after its separation from DowDuPont;
•"DuPont" refers to DuPont de Nemours, Inc. after the Separation of Corteva; and
•"Merger" refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont.
Background
Corteva is a leading global provider of Seed and Crop Protection solutions focused on the agriculture industry and contributing to a healthier, more secure and sustainable food supply. Corteva was incorporated in Delaware in March 2018 and maintains its business headquarters in Indianapolis, Indiana. With one of the broadest and most productive new product pipelines in the agriculture industry, Corteva is focused on progressing science-based innovations, which aim to deliver a wide range of improved agriculture products and services to its customers. The company leverages its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. New products are crucial to solving farmers’ productivity challenges amid a growing global population while addressing natural resistance, evolving environmental environments and weather patterns, regulatory changes, safety requirements and competitive dynamics. The company’s investments seek to generate returns through providing farmers with technology-based and solution-based product offerings to meet these evolving production needs. Meanwhile, through Corteva’s unique routes to market, the company continues to work face-to-face with farmers around the world to understand their needs.

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 110 countries. See Note 22 - Geographic Information, to the Consolidated Financial Statements, for details on the location of the company's sales and property.

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

Internal Reorganizations and Business Separations
Subsequent to the Merger, Historical Dow and EIDP engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products ("Internal Reorganization"). On April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company, Dow, Inc.

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

Part I
ITEM 1.  BUSINESS, continued

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

Separation Agreements
In connection with their ultimate separation, DuPont, Corteva, and Dow (together, the “Parties” and each a “Party”) have entered into certain agreements to effect the separation, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the Parties, and provide a framework for Corteva's relationship with Dow and DuPont following the separations. The Parties entered into the following agreements:
•Separation and Distribution Agreement - Effective April 1, 2019, the Parties entered into an agreement that sets forth, among other things, governance of certain aspects of the Parties’ ongoing relationships after the completion of their respective separations (the "Corteva Separation Agreement").
•Tax Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019, as amended on June 1, 2019, that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
•Employee Matters Agreement - The Parties entered into an agreement effective as of April 1, 2019, that identifies employees and employee-related liabilities (and attributable assets) allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the respective Parties.
•Intellectual Property Cross-License Agreement - Effective as of April 1, 2019 Corteva and Dow, and effective June 1, 2019, Corteva and DuPont, entered into Intellectual Property Cross-License Agreements. The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Corteva Separation Agreement.
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

Business Segments
The company’s operations are managed through two reportable segments: Seed and Crop Protection. The Seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The Crop Protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. The combination of these leading platforms creates one of the broadest portfolios of agriculture solutions in the industry. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 39 of this report and Note 23 - Segment Information, to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

Seed
The Seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that produce optimum yield for farms around the world. The company’s Seed segment is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The company offers trait technologies that improve resistance to weather, disease, insects, herbicides used to control weeds and enhance food and nutritional characteristics, and digital solutions that assist farmer decision-making to help maximize yield and profitability.

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

Seed Solutions Traits and Technologies	ENLIST™ corn; ENLIST E3™ soybeans; ENLIST™ cotton; Enlist™ weed control system; Herculex® Insect Protection; Herculex® XTRA Insect Protection; Leptra® insect protection technology offering protection against above ground pests; PowerCore® corn, PowerCore® Ultra corn, PowerCore® Enlist™ corn, PowerCore® Ultra Enlist™ corn, POWERCORE® trait technology family of products; Optimum® AcreMax® family of products offering above and below ground insect protection; REFUGE ADVANCED® trait technology; SMARTSTAX® trait technology; NEXERA® canola trait; Omega-9 Oils; Pioneer® brand Optimum® AQUAmax® products; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; ExpressSun® herbicide tolerant trait; Pioneer Protector® products for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; Qrome® corn; Clearfield® canola; PROPOUND™ advanced canola meal; Vorceed™ Enlist™ products; Conkesta®; Conkesta E3® soybeans; WideStrike™ Insect Protection; WideStrike™ 3 Insect Protection; Inzen® trait; BOLT® technology; STS® herbicide tolerant trait; MAXIMUS® canola hybrids; CottonBest ® program; Brevant® Protector products; Optimum® GLY herbicide tolerance trait Optimum® AcreMax® insect protection; Optimum® AcreMax® Leptra® insect protection; Optimum® AcreMax® Xtra insect protection; Optimum® AcreMax® XTreme insect protection; Bovalta® BMR products; Optimum® Intrasect® insect protection; Optimum® Leptra® insect protection
Other	LumiGEN™ seed treatments; Lumisena™; Lumiverd®; Lumiscend®; Lumiscend® Pro; Lumisure®; Lumiflex™; Lumiante™; LumiTreo™; Dermacor™ X-100; Vertisan® ST; Lumiderm®; Lumivia™ CPL; Lumivia™ and Lumialza™

Part I
ITEM 1.  BUSINESS, continued

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, in 2019 the company began accelerating the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands. Due to the five-year ramp-up of Enlist E3TM, the company significantly reduced the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits beginning in 2021, with expected minimal use of the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® traits thereafter for the remaining term of the non-exclusive license with the Monsanto Company. Refer to Prepaid Royalties within the Critical Accounting Estimates section on page 55 for additional information.

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

Key Raw Materials
The key raw materials for the Seed segment include corn and soybean seeds. To produce high-quality seeds, the company contracts with third-party growers globally. Corteva focuses on production close to the customer to provide the seed product, which is suitable for that region and its weed, insect and disease challenges, weather, soil and other conditions. The company conditions and packages the seeds using its own plants and third-party contract manufacturers. By striking a balance between owning production facility assets directly and contracting with third-party growers, the company believes it is best able to maintain flexibility to react to demand changes unique to each geography while minimizing costs. The company seeks to collaborate with strategic seed growers and share its digital agronomy and product management knowledge with them. The company’s third-party growers are an important part of its supply chain. Corteva provides them with rigorous training, planning tools and access to a system that tests and advances products matched to specific geographic needs.

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

Part I
ITEM 1.  BUSINESS, continued

Crop Protection
The Crop Protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that support overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment's crop protection solutions and digital solutions provide farmers tools to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The company is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals.

A summary of the Crop Protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:

2024 Net Sales by Geographic Region

Asia Pacific
North America
Latin America
EMEA

Products and Brands
The Crop Protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management
CLOSER™; DELEGATE®; INTREPID®; ISOCLAST™; EXALT®; PEXALON™; TRANSFORM™; VYDATE®; OPTIMUM®; Reklemel™; SALIBRO™; PYRAXALT™; QALCOVA™; JEMVELVA™; RADIANT™; SENTRICON®; ENTRUST® SC; SUCCESS®; TRACER™; LANNATE®; EXPEDITION®; SPINTOR®

Disease Management
APROACH PRIMA®; VESSARYA®; APROACH®; APROACH POWER®; VIOVAN®; TALENDO™; VERBEN®; EQUATION PRO®; EQUATION CONTACT®; ZORVEC™; INATREQ™; CURZATE™; TANOS®; BIM® MAX; BEAM®; FONTELIS™; ACANTO™; GALILEO®; UNIVOQ™

Weed Control
ARYLEX®; ENLIST™ weed control system; ENLIST ONE™; BROADWAY™; RINSKOR™; MUSTANG®; GALLANT™; VERDICT®; KERB®; PIXXARO®; QUELEX™; KORVETTO®; REXADE™; GALLERY®; SNAPSHOT®; VIPER®; BELKAR®; WIDEMATCH®; PERFECTMATCH®; CLINCHER®; GARLON™; TORDON®; REMEDY®; PASTAR®; SONIC®; TEXARO®; KEYSTONE®; PACTO®; LIGATE®; DIMENSION®; TOPSHOT®; RICER®; LOYANT™; ROYANT®; JAGUAR®; AGIXATM, NOVIXID®, NOVLECT™; REALM® Q; LONTREL®; GRAZON®; PAXEO®; RESICORE® REV; SPIDER®; STARANETM; SURESTART®; COACT®; SIMPLICITY®; REZUVANT®; PALLAS™; DURACOR®; TOLVERA™; ONDECK®; GAPPER®; ELEVORE®; LADIVA®

Nitrogen Management	INSTINCT®; N-SERVE® Nitrogen Stabilizer; FULTIME®; VOLLEY®
Biologicals	STIMULATE™; UTRISHA™ N; BlueN™; STARTER™ and HARVEST MORE®
Other	LANDVisor™

Part I
ITEM 1.  BUSINESS, continued

Key Raw Materials
The key raw materials and supplies for the Crop Protection segment include chlorinated pyridines derivatives, specialty intermediates and technical grade active ingredients, chlorine, and seed treatments. Typically, the company purchases major raw materials through long-term contracts with multiple suppliers, which sometimes require minimum purchase commitments. Certain important raw materials are supplied by a few major suppliers. The company expects the markets for its raw materials to remain balanced. The company relies on contract manufacturers, both domestically and internationally, to produce certain inputs or key components for its product formulations. These inputs are sourced globally and the company generally formulates its products close to its end customers. Shifts in customer demand, reduced local availability of raw materials, and/or production capacity constraints may, at times, necessitate sourcing from an alternative geography. The company strives to maintain multiple high-quality supply sources for each input.

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

Human Capital Management
Corteva aims to attract the best employees, to retain those employees through offering career development and training opportunities while also prioritizing their safety and wellness in an inclusive and productive work environment. The company’s strong employee base of approximately 22,000 employees, along with its commitment to Corteva’s core values, is a key element to the success of its business.

Workforce Composition. As of December 31, 2024, the company globally employs approximately 22,000 employees. In order to address regional specific customer needs within its global business, the company has a geographically diverse employee base with 47 percent, 21 percent, 20 percent, and 12 percent located in North America, Latin America, EMEA, and Asia-Pacific regions, respectively.

Approximately 2 percent of the United States workforce is unionized and another 13 percent of our global workforce participate in works councils and collective bargaining arrangements outside the United States. In 2024, the company did not experience any work stoppages due to strike or lockouts.

Safety. Living safely is one of the company’s core values by which the company manages its business. The company has implemented safety programs and management practices to promote a culture of safety to protect its employees, as well as the environment. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees.

Inclusion. The company has a robust inclusion and belonging vision and strategy, based upon the belief that embracing individual differences benefits the company by creating a workforce with a greater variety of skills and perspectives as a result of their differentiated backgrounds and experiences. Specific inclusion and belonging initiatives are identified and tracked to create a culture of belonging that is designed to create an inclusive environment where the best talent is attracted, retained, and engaged. Critical to creating this environment are company-sponsored employee business resource groups (“BRGs”) that support and promote certain mutual objectives of both the employee and the company, including community engagement and the professional development of employees. The BRGs are open to all employees and provide a voluntary space where employees can foster connections within a supportive environment. The company maintains nine global BRGs, each led by a member of the company’s senior leadership: Disability Awareness Network; Global African Heritage Alliance; Global

Part I
ITEM 1.  BUSINESS, continued

Indigenous Peoples Alliance; Growing Asian Impact Network; Latin Network; Pride; Professional Learning Acceleration Network; Veteran’s Network; and Women’s Inclusion Network.

The company monitors its recruitment and talent development processes, in order to prevent and detect inequities and potentially discriminatory practices that could negatively impact the creation of an inclusive culture and the retention of key talent for our leadership pipeline. The company reviews its inclusion and belonging efforts through periodic engagement surveys and other measures. The results of the company’s efforts, along with its inclusion and belonging strategy, are reviewed periodically with the company’s management, and through annual reviews of the company’s leadership pipelines and inclusion and belonging programs with the People and Compensation Committee of the Board of Directors.

Experienced Management. The company believes its management team has the experience necessary to effectively execute its strategy and advance its product pipelines and technology. The company's chief executive officer and business presidents have an average of approximately 20 years of agriculture experience and are supported by an experienced and talented management team who is dedicated to maintaining and expanding its position as a global force in the agriculture industry.

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

Trade secrets are also an important element of the company's intellectual property. Many of the processes used to make Corteva products are kept as trade secrets which, from time to time, may be licensed to third parties. Corteva vigilantly protects its intellectual property. When the company discovers that its intellectual property has been unlawfully taken, it will take measures to mitigate any potential impact, which may include civil actions seeking redress, restitution and/or damages based on loss to the company and/or unjust enrichment, as well as reporting the matter to governmental authorities for investigation and potential criminal action, as appropriate.

Patents & Trademarks.  Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2024, the company owned about 5,800 U.S. patents and about 10,600 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2024:

	Approximate U.S.	Approximate Other Countries
Within 5 years	1,000	2,200
6 to 10 years	2,100	5,600
11 to 15 years	1,900	2,600
16 to 20 years	800	200
Total	5,800	10,600

In addition to its owned patents, the company owns approximately 3,900 patent applications.

The company also owns or has licensed a substantial number of trade names, trademarks and trademark registrations in the United States and other countries, including approximately 1,800 registrations and 1,000 pending trademark applications in a number of jurisdictions.

In addition, the company holds multiple long-term biotechnology trait licenses from third parties in the normal course of business. Most corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Part I
ITEM 1.  BUSINESS, continued

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

Regulation of Crop Protection Products
Globally, manufacturers of crop protection products, including herbicides, fungicides and insecticides are required to submit an application/dossier and obtain government regulatory approval prior to selling products in a particular country. In the United States, the EPA is responsible for registering and overseeing the approval and marketing of pesticides, pursuant to the FIFRA, the FFDCA and the Food Quality Protection Act. Also, the USDA and the FDA monitor levels of pesticide residue that is allowed on or in crops. Already registered pesticides are required to be re-registered every 15 years to ensure that those products continue to meet the rigorous safety standards set by the regulators. The EPA reevaluates pesticide tolerances at least every 10 years, taking into account ecological and human health risks, in addition to cumulative risks as a result of multiple routes and sources of exposure. For certain crop protection applications, we rely on the availability of data from the U.S. Department of Health and Human Services to address potential risks to human health.

Part I
ITEM 1.  BUSINESS, continued

Beginning in January 2022, before registering any new conventional pesticide active ingredient, the EPA evaluates the potential effects on listed species and their designated critical habitats under the Endangered Species Act (the “ESA”). The EPA also has initiated such evaluations for certain other active ingredients in response to existing or threatened litigation. Where the EPA determines that a pesticide in the registration and re-evaluation processes “may affect” a listed species, the EPA must consult with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service. As part of its approval, registration, and reevaluation processes, the EPA may impose certain use restrictions on crop protection products under the ESA. When the U.S. Fish and Wildlife Service and the National Marine Fisheries Service add additional listed specifies, the EPA may initiate new ESA evaluations. Under the citizen suit provisions, the ESA also includes citizen suit provisions that allow the public to bring suit in court against federal agencies when they believe a listed species is not being adequately protected by the EPA. FIFRA contains similar provisions that allow the public to challenge an EPA’s registration decision. These lawsuits may subject products to additional use limitations and labeling requirements and further studies, as well as result in registrations being revoked, in whole or in part.

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

New product concepts may be abandoned for many reasons, including greater anticipated development costs, technical difficulties, lack of efficacy, regulatory obstacles or inability to market under regulatory frameworks, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of active ingredient development or discovery, breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the chemicals, genes and germplasm Corteva tests is selected for commercialization. Furthermore, the length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where

Part I
ITEM 1A.  RISK FACTORS, continued

biotech traits are approved for growers, since seed hybrids and varieties could require modification to tolerate higher doses and/or new varieties of herbicides and pesticides as weeds and insects develop resistance. Commercial transitions to the company’s new technologies can take several years to complete, and weed and insect resistance may develop faster than Corteva can respond with new technologies or enhancements to existing technologies. In countries where biotech traits are not approved for widespread use, Corteva’s Seed sales depend on the quality of its germplasm. Even when initial commercialization efforts have been promising, there are no guarantees that anticipated levels of product acceptability within Corteva's markets will be achieved or that higher quality products will not be developed by Corteva's competitors in the future.

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

Concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products in general, and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These include concerns and claims that increased use of crop protection products, drift, inversion, volatilization and the use of biotechnology traits meant to reduce the resistance of weeds or pests to control by crop protection products, could increase or accelerate such resistance and otherwise negatively impact health and the environment. These and other concerns could manifest themselves in delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, litigation, continued pressure for and adoption of more stringent regulatory intervention, termination of raw material supply agreements, legal claims, preferred purchases and stockholder proposals. These and other concerns could also influence public perceptions, the viability or continued sales of certain of Corteva’s products, Corteva’s reputation and the cost to comply with regulations. As a result, such concerns could have a material adverse effect on Corteva’s business, results of operations, financial condition and cash flows.

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

Environmental and health and safety laws, regulations and standards, including those with respect to PFAS and other substances, expose Corteva to the risk of substantial costs and liabilities, including liabilities associated with Corteva’s business and the discontinued and divested businesses and operations of EIDP. As is typical for businesses like Corteva’s, soil and groundwater contamination has occurred in the past at certain sites and may be identified at other sites in the future. Disposal of waste from Corteva’s business at off-site locations also exposes it to potential remediation costs. Consistent with past practice, these sites continue to be monitored, investigated and remediated for soil and groundwater contamination, as applicable.

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

In July 2021, the Biden administration issued an executive order promoting competition in the American economy. The order encouraged further examination and efforts by U.S. regulatory agencies to avoid market concentrations for agricultural inputs, that could challenge the survival of family farms. The executive order also directs the U.S. Secretary of Agriculture to take action to ensure that the intellectual property system, while still incentivizing innovation, does not also unnecessarily reduce competition in seed and other agricultural input markets beyond what is reasonably contemplated by the U.S. Patent Act and propose strategies for addressing those concerns across intellectual property, antitrust, and other relevant laws. While the ultimate impact of the executive order will depend on the actions ultimately resulting from the U.S. regulatory authorities, actions taken by such authorities may increase the regulation and regulatory costs associated with the agriculture industry in the future and restrict the company from pursuing certain growth opportunities, including mergers and acquisitions.

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

Military conflict or related geopolitical tensions and disputes including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains. Such geopolitical instability and uncertainty has negatively impacted our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Logistics restrictions, including closures of air space and shipping ports, the reduction of the availability of farmable land, and the destruction of facilities could further increase these adverse impacts and negatively impact demand for our products in impacted regions. The global economy was negatively impacted by the military conflict between Russia and Ukraine and we experienced shortages in materials, the inability to insure shipments, and increased costs for transportation, energy, and raw material and other inputs due in part to the negative impact of this conflict. Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains.

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

Corteva’s operations outside the United States are subject to risks and restrictions, including fluctuations in foreign currency exchange rates; inflation; exchange and price control regulations; corruption risks; competitive restrictions; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. In addition, Corteva’s international operations are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, local epidemics or pandemics, significant levels of crime and organized crime, or developing legal systems. This may increase the risk to the company's employees, subcontractors or other parties, and to other liabilities, such as property loss or damage to the company's products, and may affect Corteva's ability to safely operate in, or import into, or receive raw materials from these countries.

Additionally, Corteva’s ability to export its products and its sales outside the United States has been, and may continue to be adversely affected by significant changes in trade, tax or other policies, including the risk that other countries may retaliate through the imposition of their own trade restrictions and/or increased tariffs in response to substantial changes to U.S. tariff, trade and tax policies, including those being evaluated by the Trump administration.

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2024 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Brazilian real, Euro, Swiss franc, Canadian dollar and Argentine peso. Inflation, market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

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

The company, pursuant to the respective Separation Agreements, is entitled to cost sharing and indemnification from Chemours, Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2024, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $90 million within accounts and notes receivable - net and $423 million within other assets in the company’s Consolidated Balance Sheets. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

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

Failure to effectively manage acquisitions, divestitures, strategic investments, restructurings, cost savings initiatives and other portfolio actions may not have the results anticipated.

From time-to-time, Corteva evaluates acquisition candidates that may strategically fit Corteva’s business and/or growth objectives, along with making investments in strategic technologies through its Corteva Catalyst platform. If Corteva is unable to successfully integrate and develop acquired businesses, including its growth in biologicals, Corteva could fail to achieve expected increases in revenues and operating results, as well as anticipated investment returns, synergies and cost savings, which could have a material adverse effect on Corteva’s financial results. Corteva continually reviews its portfolio of assets for contributions to its objectives and alignment with its strategy. However, Corteva may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets, which may affect Corteva’s earnings. Moreover, Corteva might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution of these transactions, investments, or portfolio actions is not successful, it could adversely impact Corteva’s financial condition, cash flows and results of operations.

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

Corteva regularly extends credit to its customers to enable them to purchase Seed or Crop Protection products at the beginning of the growing season. The customer receivables may be used as collateral for short-term financing programs. Any material adverse effect upon Corteva’s ability to own or sell such customer receivables, including seasonal factors that may impact the amount of customer receivables Corteva owns, may materially impact Corteva’s access to capital.

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

Through Corteva's ownership of EIDP, Corteva maintains EIDP defined benefit pension and other post-employment benefit plans. For some of these plans, including EIDP’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EIDP’s agriculture business. Corteva uses many assumptions in calculating its expected future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In addition, expected future payment obligations may be adversely impacted by changes in assumptions regarding participants, including retirees. In 2025, Corteva expects to contribute approximately $40 million to its pension plans other than the principal U.S. pension plan, and about $105 million for its other post-employment benefit ("OPEB") plans. While not anticipated for 2025, Corteva may make discretionary contributions to the principal U.S. pension plan. Corteva, furthermore, may be required to make significant contributions to its pension plans in the future, which could adversely affect Corteva’s results of operations, liquidity and financial condition.

Global or regional health pandemics or epidemics could negatively impact the company's business, financial condition and results of operations.

Corteva's business, financial condition, and results of operations could be negatively impacted by human or animal pandemics or epidemics. The severity, magnitude and duration of the pandemics is uncertain, rapidly changing and difficult to predict. Future pandemics or epidemics and resulting illness, travel restrictions and workforce and operational disruptions could impact Corteva's global supply chain, its operations and its routes to market or those of its suppliers, co-manufacturers, or customers/distributors. These disruptions or the company's failure to effectively respond to them could increase product or distribution costs, alter the timing of recognizing manufacturing costs, or impact the delivery of products to customers or their ability to pay.

Government-pandemic or epidemic responses can significantly impact economic activity and markets around the world. Future outbreaks or pandemics could negatively impact customer demand and the company's business, financial condition, and results of operations in numerous ways, including but not limited to increased market volatility that impacts the company's hedging,

Part I
ITEM 1A.  RISK FACTORS, continued

financial forecasting, and liquidity, including its access to capital markets and delays or modifications to the company's strategic plans and productivity initiatives.

EIDP has identified a material weakness in its internal control over financial reporting, which could negatively impact the accurate and timely reporting of its results of operations and financial condition.

As described in the EIDP Management's Report on Internal Control over Financial Reporting within this Annual Report on Form 10-K, the management of EIDP identified a material weakness in its internal control over financial reporting with respect to the appropriate classification of the cash flows covering intercompany activities with Corteva, Inc., which resulted in the restatement of EIDP’s Consolidated Statements of Cash Flows within its financial statements for the year ending 2023 and a material misclassification of the Consolidated Statements of Cash Flows for each of the three subsequent quarters in 2024. While EIDP has developed a remediation plan, it will not be able to conclude whether the remediation of the material weakness was successful until sufficient time has passed to allow management to test the design and operational effectiveness of its enhanced controls. Not fully remediating the material weakness or identifying additional control weaknesses, could result in additional accounting errors or reporting delays that may negatively impact a company’s reputation or reduce its stock price.

Sentiment towards sustainability matters could adversely affect our stock price, results of operations, and access to capital.

Corteva has established certain strategies, commitments and initiatives as part of its sustainability programs. Execution of these strategies and the achievements of Corteva’s sustainability commitments are subject to certain risk and uncertainties, including regulatory action or inaction, changes in public or investor sentiment, and resource availability, many of which are out of its control. Failure to achieve its sustainability commitments within the expected timeframes and cost effectively could damage Corteva’s reputation, customer and investor relationships, or its access to financing. Further, dissatisfaction with such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect Corteva’s business, financial condition, results of operations and cash flows and reduce its stock price.

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

Competitors are increasingly challenging intellectual property positions and the outcomes to these challenges, including those with Inari and Bayer, can be highly uncertain and negatively impact the value of Corteva's intellectual property and investment return on its research and development. Additionally, Corteva has been subject to claims that its products violate third party intellectual property rights. Defending such claims, even those without merit, could be time-consuming and expensive. In addition, any such claim could result in Corteva’s having to enter into, or continue, license agreements, develop non-infringing products or engage in litigation that could be costly. If challenges are resolved adversely, it could negatively impact Corteva’s ability to obtain licenses on competitive terms, develop and commercialize new products, generate sales from existing products or reduce its reliance on licensed technologies.

Corteva has designed and implemented internal controls to restrict use of, access to and distribution of its intellectual property. Despite these precautions, Corteva’s intellectual property is vulnerable to infringement, misappropriation and other unauthorized access, including through employee or licensee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, Corteva may report such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating.

Part I
ITEM 1A.  RISK FACTORS, continued

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

Part I
ITEM 1A.  RISK FACTORS, continued

and commercialize certain new products and services, or may result in certain of its products or services being later to market than those of its competitors.

Risks Related to The Separation

In connection with the Separation the company has assumed, and agreed to indemnify DuPont and Dow for, certain liabilities. If the company is required to make payments pursuant to these indemnities, the company may need to divert cash to meet those obligations and its financial results could be negatively impacted. In addition, DuPont and Dow have agreed to indemnify Corteva for certain liabilities. These indemnities may not be sufficient to insure the company against the full amount of liabilities it incurs, and DuPont and/or Dow, and/or their historical separated businesses, may not be able to satisfy their indemnification obligations in the future.

Pursuant to the Separation Agreement, the Employee Matters Agreement and the Tax Matters Agreement with DuPont and Dow, the company agreed to assume, and indemnify DuPont and Dow for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, and Part I - Item 3 - Legal Proceedings. Payments pursuant to these indemnities may be significant and could negatively impact the company’s business, particularly indemnities relating to certain litigation for Historical DuPont operations or its actions that could impact the tax-free nature of the Corteva Distribution. Third parties could also seek to hold the company responsible for any of the liabilities allocated to DuPont and Dow, including those related to DowDuPont’s specialty products and/or materials science businesses, respectively, and those related to discontinued and/or divested businesses and operations of Historical Dow, which have been allocated to Dow. DuPont and/or Dow, as applicable, have agreed to indemnify Corteva for such liabilities, but such indemnities may not be sufficient to protect the company against the full amount of such liabilities. In addition, DuPont and/or Dow, as applicable, may not fully satisfy their indemnification obligations with respect to the liabilities the company incurs. Even if the company ultimately succeeds in recovering from DuPont and/or Dow, as applicable, any amounts for which the company is held liable, the company may be temporarily required to bear these losses itself.

Additionally, the company generally has assumed and is responsible for the payment of its share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DowDuPont, (ii) certain liabilities of Historical DuPont relating to, arising out of or resulting from general corporate matters of Historical DuPont and discontinued and/or divested businesses and operations of Historical DuPont, including its spin-off of Chemours, and (iii) certain separation expenses not otherwise allocated to DuPont or Dow (or allocated specifically to Corteva) pursuant to the Corteva Separation Agreement, and third parties could seek to hold Corteva responsible for DuPont’s or Dow’s share of any such liabilities. For more information, see Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, and Part I - Item 3 - Legal Proceedings. DuPont and/or Dow, as applicable, will indemnify Corteva for their share of any such liabilities; however, such indemnities may not be sufficient to protect Corteva against the full amount of such liabilities, and/or DuPont and/or Dow may not fully satisfy their respective indemnification obligations. In addition, even if the company ultimately succeeds in recovering from DuPont and/or Dow any amounts for which the company is held liable in excess of its agreed share, the company may be temporarily required to bear these losses itself and may not be able to fully insure itself to cover these risks.

Risks related to the satisfaction of these indemnification obligations and temporarily bearing losses may be increased if DuPont completes the announced spin-off of its electronics business or if other divested businesses of Historical DuPont or Historical Dow do not or are unable to cover their liabilities or satisfy their indemnification obligations. Even if Corteva takes legal action to protect its rights with respect to such a transaction, these legal costs may be significant. Each of the above risks could materially affect the company’s business, financial condition, results of operations and cash flows.

DuPont is currently disputing with Corteva certain provisions of the Separation Agreement and Tax Matters Agreement.

As discussed further in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, Corteva is engaging in a dispute resolution process with DuPont related to tax indemnification liabilities and the classification of potential liabilities from certain non-PFAS related disputes. Additional disputes between DuPont and Corteva may arise in the future. If these disputes are not resolved favorably for Corteva, there could be significant impacts to the current carrying value of its indemnification liabilities and cost sharing obligation under the Separation Agreement and the Tax Matters Agreement.

Part I
ITEM 1A.  RISK FACTORS, continued

The Separation and related transactions may expose Corteva to potential liabilities arising out of state and federal fraudulent conveyance laws

Although the company received a solvency opinion from an investment bank confirming that the company and DuPont were each adequately capitalized following the Corteva Distribution, the Separation could be challenged under various state and federal fraudulent conveyance laws. In connection with fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that DuPont did not receive fair consideration or reasonably equivalent value in the Separation and Corteva Distribution, and that the Separation and Corteva Distribution left DuPont insolvent or with unreasonably small capital or that DuPont intended or believed it would incur debts beyond its ability to pay such debts as they matured. Additionally, under its indemnity provisions of the Separation Agreement, the company could find its liabilities increased as a result of a court concluding that Historical DuPont, Historical Dow or DowDuPont executed a fraudulent conveyance in connection with divestitures and spin-offs of any one of their historical operations, including Chemours. If a court were to agree with such a plaintiff, then such court could void the Separation and Distribution as a fraudulent transfer or impose substantial liabilities on Corteva, which could materially adversely affect its financial condition and results of operations. Among other things, the court could return some of Corteva’s assets or shares of Corteva common stock to DuPont, provide DuPont with a claim for money damages against Corteva in an amount equal to the difference between the consideration received by DuPont and the fair market value of Corteva at the time of the Corteva Distribution, or require Corteva to fund liabilities of other companies involved in the Internal Reorganization for the benefit of creditors.

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

There are several significant areas where the liabilities of DowDuPont may become Corteva’s obligations either in whole or in part. For example, under the Code and the related rules and regulations, each corporation that was a member of DowDuPont’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. Additionally, to the extent that any subsidiary of Corteva was included in the consolidated tax reporting group of either Historical DuPont or Historical Dow for any taxable period or portion of any taxable period ending on or before the effective date of the Merger, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Historical DuPont or Historical Dow, as applicable, for such taxable period. On April 1, 2019, the company entered into the Tax Matters Agreement with DuPont and Dow that allocates the responsibility for prior period consolidated taxes among Corteva, DuPont and Dow. If DuPont or Dow were unable or unwilling to pay any prior period taxes for which it is responsible, however, the company could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy. The company’s risk management programs for cybersecurity are integrated into the company’s enterprise risk management and general compliance programs and processes.

ITEM 1C.  CYBERSECURITY, continued
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

Governance. The company’s Audit Committee and Governance and Compliance Committee provide board oversight of company cybersecurity risks. The Audit Committee conducts a minimum of two cybersecurity program updates per year, including a review of capital spend, budget, and staffing, as well as quarterly reports on cybersecurity threats and key risk indicators related to the company’s progress on risk mitigation activities. The Governance and Compliance Committee, as part of its oversight for the enterprise risk management program company-wide, reviews and ensures that the company’s oversight and governance structure related to company risks, including cybersecurity risks, remains appropriate and that risks are appropriately managed.

The company’s CIO oversees the company’s information technology programs and investments. The company’s CISO reports to the CIO and oversees the company’s information security programs. The company’s CIO has over thirty years of information technology experience, including ten years in various information technology leadership roles. Our CIO holds a bachelor of science and master of science degrees in organizational communications as well as an M.B.A. in information technology. The company’s CISO has over thirty years of experience in information security and is a Certified Information Security Manager® (CISM®), a Certified Data Privacy Solutions Engineer™ (CDPSE®), as well as being Certified in Risk and Information Systems Control® (CRISC®). Our CISO holds a bachelor of science degree in electric engineering as well as an M.B.A. in operations, technology.

ITEM 1C.  CYBERSECURITY, continued
Both the CIO and CISO regularly report to the Audit Committee, Board and Governance and Compliance Committee, on the company’s identification, prevention, detection, mitigation and remediation of cybersecurity risks and incidents. In 2024, the Board reviewed the company’s cybersecurity program and maturity assessment, while the Audit Committee provided regular oversight of cybersecurity risks, with cybersecurity discussions and dashboard reviews of key performance indicators and risks at five committee meetings during the course of the year. With respect to specific incidents, the company leverages an incident response framework to elevate and evaluate specific incidents to the CIO and CISO, along with the company’s senior leadership, including the finance and legal functions. In the event of a potentially material cybersecurity incident, the Audit Committee would be immediately notified and briefed.

ITEM 2.  PROPERTIES

The company operates out of its headquarters in Indianapolis, Indiana. It also maintains a global business center in Johnston, Iowa, for its Seed business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 96 production sites in the following geographic regions:

	Number of Sites
	Crop Protection	Seed	Total
North America[1]	7	40	47
EMEA[2]	8	12	20
Latin America	13	8	21
Asia Pacific	5	3	8
Total	33	63	96
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

ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory inquiries and matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Separation of Corteva from DuPont.

Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against the company could also have a material adverse effect on its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when the company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the company, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Litigation related to Corteva’s current businesses
Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture. N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

filing a patent for such technologies. In August 2024, the court denied Inari's motion to dismiss the complaint. In September 2024, Corteva amended its complaint to include additional infringement claims with respect to soybean and corn technologies.

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

In December 2023, the Patent Trial and Appeal Board ("PTAB") authorized an Inter Partes Review (“IPR”) proceeding initiated by Bayer to review the patentability of three patents subject to the AAD-1 litigation. Inari joined the IPR proceeding. In December 2024, the PTAB issued a decision invalidating these patents on the basis they were unpatentable. Corteva intends to appeal this decision and Corteva's AAD-1 lawsuit remains stayed during pendency of the IPR appeal. Corteva holds numerous additional patents covering its Enlist® traits or Enlist® weed control system. Therefore, the IPR process is not expected to impact our ability to license and protect Enlist E3® traits.

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

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires, and therefore is no longer required to pay royalties under the licensing agreement and entitled to recover relevant royalties paid. In September 2024, the court granted Bayer’s motion for summary judgment. Corteva filed its appeal of this decision in October 2024. Discussions continue between Bayer and Corteva to seek a resolution to these disputes.

Other Matters
Further information with respect to litigation matters related to Corteva's current business is set forth under "Federal Trade Commission Investigation" and "Lorsban® Lawsuits" in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses
As discussed below and in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EIDP businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). This litigation includes multiple natural resource damage lawsuits across the United States filed by municipalities and alleging PFOA contamination, as well as, lawsuits by four municipalities in the Netherlands alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours.

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

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

Other Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Related to Corteva’s current businesses

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. Further information with respect to these proceedings is set forth under “Nebraska Department of Environment and Energy, AltEn Facility” in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

EPA CERCLA Claim
In April 2024, the U.S. Environmental Protection Agency ("EPA") also designated PFOA and PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). In November 2024, the EPA issued a letter to DuPont, EIDP and Corteva asserting CERCLA claims related to alleged PFAS contamination from six historical and present DuPont and Chemours sites and providing a demand for cleanup and restoration costs. In February 2025, discussions between the parties regarding these claims were temporarily paused so the new U.S. presidential administration may review the designation of PFOA and PFOS as CERCLA hazardous substances.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol: CTVA). The number of record holders of common stock was approximately 60,000 at February 7, 2025.

During 2024 and 2023, the company paid four quarterly dividends on its common stock. See the below table for dividend information for each quarter during 2024 and 2023.

	2024	2023
Fourth Quarter	$0.17	$0.16
Third Quarter	0.17	0.16
Second Quarter	0.16	0.15
First Quarter	0.16	0.15
Total	$0.66	$0.62

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2024:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program[1] (Dollars in millions)
October 2024	1,947,630	$58.73	1,947,630	$636
November 2024	2,122,899	63.89	2,122,899	3,500
December 2024	—	—	—	3,500
Fourth quarter 2024	4,070,529	$61.42	4,070,529	$3,500
1.On November 19, 2024 and September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program and $2 billion share repurchase program, respectively, to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders since December 31, 2019. The chart compares the cumulative total return of Corteva’s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

Stock Performance Graph
260
240
220
200
180
160
140
120
100
80
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Corteva
S&P 500 Index
S&P 500 Chemicals Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Corteva	$100	$133	$165	$207	$171	$205
S&P 500 Index	$100	$118	$152	$125	$157	$197
S&P 500 Chemicals Index	$100	$115	$143	$124	$135	$132

The chart depicts a hypothetical $100 investment in each of Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on December 31, 2019 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2024.

ITEM 6.  [RESERVED]

Not applicable.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” “outlook,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company’s financial results or outlook; strategy for growth; product development; regulatory approvals; market position; capital allocation strategy; liquidity; sustainability commitments and strategies; the anticipated benefits of acquisitions, restructuring actions, or cost savings initiatives; and the outcome of contingencies, such as litigation and environmental matters, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond the company's control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company's business, results of operations and financial condition. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of the company's products; (ii) failure to successfully develop and commercialize the company's pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of the company's biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in the company's industry; (ix) competitor’s establishment of an intermediary platform for distribution of the company's products; (x) risk related to geopolitical and military conflict; (xi) effect of volatility in the company's input costs; (xii) risks related to the company's global operations; (xiii) effect of industrial espionage and other disruptions to the company's supply chain, information technology or network systems; (xiv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the separation of Corteva; (xv) impact of the company's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xvi) failure of the company's customers to pay their debts to the company, including customer financing programs; (xvii) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xviii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to the company; (xix) increases in pension and other post-employment benefit plan funding obligations; (xx) risks related to pandemics or epidemics; (xxi) EIDP's material weakness; (xxii) capital markets sentiment towards sustainability matters; (xxiii) the company's intellectual property rights or defense against intellectual property claims asserted by others; (xxiv) effect of counterfeit products; (xxv) the company's dependence on intellectual property cross-license agreements; and (xxvi) other risks related to the Separation from DowDuPont.

Additionally, there may be other risks and uncertainties that the company is unable to currently identify or that the company does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of the company's management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The company disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K).

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview

The following is a summary of results from continuing operations for the year ended December 31, 2024:
•The company reported net sales of $16,908 million, a decrease of 2 percent versus the year ended December 31, 2023, reflecting a 1 percent decrease in price, and a 3 percent unfavorable currency impact, partially offset by a 2 percent increase in volume.
•Cost of goods sold ("COGS") totaled $9,529 million, down from $9,920 million for the year ended December 31, 2023, primarily driven by favorable currency effects, ongoing cost and productivity actions, Crop Protection raw material deflation and a reduction in Seed royalty expense, with a partial offset from increased commodity prices.
•Restructuring and asset related charges - net were $288 million, a decrease from $336 million for the year ended December 31, 2023. The charges for the year ended December 31, 2024 primarily relate to asset related charges, severance and related benefit costs, contract termination charges, and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program and non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
•Income from continuing operations after income taxes was $863 million, as compared to $941 million for the year ended December 31, 2023.
•Operating EBITDA was $3,376 million, down from $3,381 million for the year ended December 31, 2023, primarily driven by competitive Crop Protection pricing and continued investment in Seed research and development, partially offset by Seed pricing gains, the reduction of royalty expense and ongoing cost and productivity actions. Refer to page 44 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during the year ended December 31, 2024:
•The company returned approximately $1.5 billion to shareholders during the year ended December 31, 2024 under its previously announced share repurchase programs and through common stock dividends.
•On July 29, 2024, the company's Board of Directors approved a 6.25 percent increase in the quarterly common stock dividend from $0.16 per share to $0.17 per share.

Priorities

The company believes the following priorities will continue to create significant value for its customers and shareholders over the mid-term:

•Focus on Execution – the company will focus on a value creation framework and its four key catalysts: (1) the delivery of top tier technology in our prioritized core markets and crops while achieving best-in-class cost performance; (2) a continued move towards Seed royalty neutrality; (3) a continued improvement in our product mix to strengthen focus on differentiation and yield advantage; and (4) operational improvements focused on driving price and productivity improvements.

•Deliver Innovation to Farmers, Faster – Corteva aims to deliver greater value and productivity to growers through more differentiated and sustainably advantaged solutions, which in turn promise to strengthen global food security and help farmers address the impacts of climate change.

•Deploy capital with discipline – the company aims to prioritize investment, growth, M&A opportunities and returning cash to shareholders.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

Acquisitions
On March 1, 2023, Corteva completed its acquisitions of all the outstanding equity interests in Stoller Group Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,220 million, inclusive of a working capital adjustment, and $370 million, respectively. These acquisitions supplement the Crop Protection business with additional biological tools that complement evolving farming practices. See Note 4 - Business Combinations, to the Consolidated Financial Statements, for additional information.

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations. In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include updates to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site.

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges, and $245 million to $255 million of costs related to exiting the company's production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the year ended December 31, 2024, the company recorded net pre-tax restructuring and asset related charges of $461 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $91 million of severance and related benefit costs, $327 million of asset-related and impairment charges, $10 million of decommissioning and demolition costs and $33 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through December 31, 2024, the company paid $64 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

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

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia ("Russia Exit") (collectively the “2022 Restructuring Actions”). The actions associated with this program are substantially complete.

The remaining cash payments related to the 2022 Restructuring Actions is $30 million, and primarily relate to the payment of severance and related benefits and contract terminations.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 17,909,000 and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $1 billion and $500 million during the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations

Net Sales

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Net sales	$16,908	$17,226	$17,455

2024 versus 2023
Net sales were $16,908 million for the year ended December 31, 2024, compared to $17,226 million for the year ended December 31, 2023. The decrease was primarily driven by a 1 percent decrease in price and a 3 percent unfavorable currency impact, partially offset by a 2 percent increase in volume. Lower pricing reflects the continued competitive price environment in Crop Protection, particularly in Latin America, partially offset by improvement in Seed pricing driven by strong demand for top technology offerings and operational execution globally. Crop Protection volume growth was the result of demand recovery in Latin America and growth of new products. Seed volume growth was driven by the expected recovery in Brazil Safrinha corn and North America soybeans and cotton, which more than offset corn area reduction and challenges in other geographies. The unfavorable currency impacts were led by the Brazilian Real and Turkish Lira.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	For the Year Ended December 31,
($ In millions)	2024		2023		2022
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$16,908	100%	$17,226	100%	$17,455	100%
North America	8,660	51%	8,590	50%	8,294	48%
EMEA	3,124	19%	3,367	19%	3,256	19%
Latin America	3,776	22%	3,906	23%	4,445	25%
Asia Pacific	1,348	8%	1,363	8%	1,460	8%

	Year Ended December 31, 2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$70	1%	1%	—%	—%	—%
EMEA	(243)	(7)%	5%	(7)%	(3)%	(2)%
Latin America	(130)	(3)%	(12)%	16%	(8)%	1%
Asia Pacific	(15)	(1)%	2%	(1)%	(2)%	—%
Total	$(318)	(2)%	(1)%	2%	(3)%	—%

	Year Ended December 31, 2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$296	4%	6%	(2)%	—%	—%
EMEA	111	3%	19%	(11)%	(8)%	3%
Latin America	(539)	(12)%	2%	(25)%	3%	8%
Asia Pacific	(97)	(7)%	7%	(9)%	(5)%	—%
Total	$(229)	(1)%	7%	(10)%	(1)%	3%

Cost of Goods Sold ("COGS")

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cost of goods sold	$9,529	$9,920	$10,436

2024 versus 2023
COGS was $9,529 million (56 percent of net sales) for the year ended December 31, 2024 compared to $9,920 million (58 percent of net sales) for the year ended December 31, 2023. The decrease was primarily driven by favorable currency effects, ongoing cost and productivity actions, Crop Protection raw material deflation, and a reduction in net royalty expense, partially offset by an increase in volumes and higher commodity costs.

2023 versus 2022
COGS was $9,920 million (58 percent of net sales) for the year ended December 31, 2023 compared to $10,436 million (60 percent of net sales) for the year ended December 31, 2022. The decrease was primarily driven by lower volumes, ongoing cost and productivity actions and a decrease in royalty expense, partially offset by higher input costs, which are primarily macro-economic driven. The macro-economic driven trends are due to inflationary pressures impacting raw material inputs, which were expected to improve in 2024.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Research and Development Expense ("R&D")

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Research and development expense	$1,402	$1,337	$1,216

2024 versus 2023
R&D expense was $1,402 million (8 percent of net sales) for the year ended December 31, 2024 and $1,337 million (8 percent of net sales) for the year ended December 31, 2023. The increase in R&D expense is in support of the company’s long-term growth plans and was primarily driven by an increase in salaries due to higher headcount, variable compensation and contractor costs, partially offset by favorable currency impacts.

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

Selling, General and Administrative Expenses ("SG&A")

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Selling, general and administrative expenses	$3,196	$3,176	$3,173

2024 versus 2023
SG&A expenses were $3,196 million (19 percent of net sales) for the year ended December 31, 2024 and $3,176 million (18 percent of net sales) for the year ended December 31, 2023. The increase was primarily driven by an increase in salaries and variable compensation, commissions, bad debt expense, legal support fees and portfolio impact from the Stoller and Symborg acquisitions, partially offset by favorable currency impacts and lower consulting and professional fees and marketing costs.

2023 versus 2022
SG&A expenses were $3,176 million (18 percent of net sales) for the year ended December 31, 2023 and $3,173 million (18 percent of net sales) for the year ended December 31, 2022. The flat results were primarily driven by incremental costs from the Stoller and Symborg acquisitions, an unfavorable impact relating to deferred compensation plans due to market improvements and an increase in bad debt expense, partially offset by a decrease in selling expense, variable compensation, functional spend, commissions and consulting fees.

Amortization of Intangibles

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Amortization of intangibles	$685	$683	$702

2024 versus 2023
Intangible asset amortization was $685 million for the year ended December 31, 2024 and $683 million for the year ended December 31, 2023. The increase was primarily driven by the impact of amortization relating to the intangible assets recognized in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023, partially offset by lower amortization on certain intangible assets arising from the Merger that became fully amortized in 2024.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

See Note 13 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Restructuring and asset related charges - net	$288	$336	$363

2024
Restructuring and asset related charges - net were $288 million for the year ended December 31, 2024, which was primarily comprised of a $232 million charge associated with the Crop Protection Operations Strategy Restructuring Program and a $55 million net charge from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $232 million charge associated with the Crop Protection Operations Strategy Restructuring Program was primarily comprised of $91 million of severance and related benefit costs, $101 million of asset related charges, $10 million in decommissioning and demolition costs and $30 million of contract termination charges.

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

2022
Restructuring and asset related charges - net were $336 million for the year ended December 31, 2022, which was primarily comprised of a $272 million net charge related to the 2022 Restructuring Actions and $109 million of restructuring and asset related charges - net from non-cash accelerated prepaid royalty amortization expense related to the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits. The $272 million net charge associated with the 2022 Restructuring Actions was comprised of $111 million of severance and related benefit costs, $104 million of asset related charges and $57 million of costs related to contract terminations (including early lease terminations). These charges were partially offset by a benefit associated with previous restructuring programs.

See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Other income (expense) - net	$(300)	$(448)	$(60)

2024 versus 2023
Other income (expense) - net was $(300) million and $(448) million for the years ended December 31, 2024 and 2023, respectively. Lower other expense was primarily driven by decreases in net exchange losses and charges related to estimated settlement reserves, as well as the receipt of insurance proceeds and an indemnification payment negotiated with the former Stoller owners, partially offset by a decrease in interest income.

2023 versus 2022
Other income (expense) - net was $(448) million for the year ended December 31, 2023 and $(60) million for the year ended December 31, 2022. Higher other expense was primarily driven by an increase in net exchange losses and estimated settlement reserves and an increase in non-operating pension and other post-employment costs in the current period versus a benefit in the

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

prior period. Higher other expense was partially offset by an increase in interest income and the absence of charges incurred in 2022 relating to certain legal matters and losses associated with a previously held equity investment.
See Note 7 - Supplementary Information, to the Consolidated Financial Statements, for additional information.

Interest Expense

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Interest expense	$233	$233	$79

2024 versus 2023
Interest expense was $233 million and $233 million for the years ended December 31, 2024 and 2023, respectively. The impact of lower short-term borrowings and lower interest rates was offset by higher interest related to the senior notes issued in 2023 and higher foreign currency borrowings.

2023 versus 2022
Interest expense was $233 million and $79 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily driven by higher interest rates, the issuance of Senior Notes in connection with the May 2023 Debt Offering, and an increase in short term borrowings.

Provision for (Benefit from) Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Provision for (benefit from) income taxes on continuing operations	$412	$152	$210
Effective tax rate	32.3%	13.9%	14.7%

2024
For the year ended December 31, 2024, the company’s effective tax rate of 32.3 percent on pre-tax income from continuing operations of $1,275 million was unfavorably impacted by a $120 million charge on the establishment of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, unfavorable geographic mix of earnings, a $22 million charge associated with repatriation of cash held outside of the U.S. primarily from current year earnings, and the unfavorable tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions. These items were partially offset by a $(59) million benefit related to U.S. tax credits for increasing research activities and $(32) million in net tax benefits associated with changes to deferred taxes and accruals for certain prior year tax positions.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Income (Loss) from Discontinued Operations After Income Taxes

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from discontinued operations after income taxes	$56	$(194)	$(58)

2024
Income (loss) from discontinued operations after income taxes was $56 million for the year ended December 31, 2024. The after-tax benefit was driven by charges pursuant to the MOU with Chemours and DuPont relating to PFAS remediation activities primarily at Chemours' Fayetteville Works facility and litigation activity, which were more than offset by a favorable adjustment of certain prior year tax positions for previously divested businesses, the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution, and insurance proceeds related to legacy matters.

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

2022
Income (loss) from discontinued operations after income taxes was $(58) million for the year ended December 31, 2022, which was primarily comprised of charges pursuant to the MOU with Chemours and DuPont relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility and adjustments of certain prior year tax positions for previously divested businesses.

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

Other Income (Expense) - Net

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Other income (expense) - net	$(261)	$(448)	$(60)

2024 versus 2023
Other income (expense) - net was $(261) million and $(448) million for the years ended December 31, 2024 and 2023, respectively. Lower other expense was primarily driven by the items noted on page 36, under the header “Other Income (Expense) – Net – 2024 versus 2023." In addition, EIDP earned interest income from Corteva, Inc. of $38 million under the Master In-House Banking Agreement for the year ended December 31, 2024. See EIDP Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements, for further information.

2023 versus 2022
Other income (expense) - net was $(448) million for the year ended December 31, 2023 and $(60) million for the year ended December 31, 2022. Higher other expense was primarily driven by the items noted on page 36, under the header “Other Income (Expense) – Net – 2023 versus 2022." See EIDP Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements, for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Interest Expense

2024 versus 2023
EIDP’s interest expense was $233 million and $253 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily driven by the items noted on page 37, under the header “Interest Expense – 2024 versus 2023,” and lower average borrowings on the related party loan between EIDP and Corteva, Inc., as the loan was repaid in the fourth quarter of 2023. See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements, for further information.

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

Provision for (Benefit from) Income Taxes on Continuing Operations

2024
For the year ended December 31, 2024, EIDP had an effective tax rate of 32.0 percent on pre-tax income from continuing operations of $1,314 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2024". See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

2023
For the year ended December 31, 2023, EIDP had an effective tax rate of 13.7 percent on pre-tax income from continuing operations of $1,073 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2023" and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

2022
For the year ended December 31, 2022, EIDP had an effective tax rate of 14.4 percent on pre-tax income from continuing operations of $1,381 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2022" and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements for further information.

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements, for a description of recent accounting pronouncements.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2024, 2023 and 2022. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 23 - Segment Information, to the Consolidated Financial Statements, for details related to significant pre-tax benefits (costs) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the years ended December 31, 2024, 2023 and 2022 is included in Note 23 - Segment Information, to the Consolidated Financial Statements.

Seed	For the Year Ended December 31,
(In millions)	2024	2023	2022
Net sales	$9,545	$9,472	$8,979
Segment operating EBITDA	$2,219	$2,117	$1,656

Seed	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$265	5%	4%	1%	—%	—%
EMEA	(41)	(3)%	9%	(3)%	(5)%	(4)%
Latin America	(114)	(7)%	(7)%	8%	(8)%	—%
Asia Pacific	(37)	(8)%	9%	(15)%	(2)%	—%
Total	$73	1%	3%	1%	(2)%	(1)%

Seed	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$49	1%	2%	2%	(3)%	—%
Soybeans	69	4%	2%	2%	—%	—%
Other oilseeds	(55)	(8)%	8%	(7)%	(4)%	(5)%
Other	10	2%	8%	(5)%	(1)%	—%
Total	$73	1%	3%	1%	(2)%	(1)%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$590	11%	9%	3%	(1)%	—%
EMEA	13	1%	26%	(19)%	(10)%	4%
Latin America	(121)	(7)%	11%	(22)%	4%	—%
Asia Pacific	11	3%	14%	(4)%	(7)%	—%
Total	$493	5%	13%	(6)%	(2)%	—%

Seed	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$492	8%	14%	(4)%	(2)%	—%
Soybeans	48	3%	7%	(4)%	—%	—%
Other oilseeds	(6)	(1)%	23%	(21)%	(7)%	4%
Other	(41)	(8)%	7%	(15)%	—%	—%
Total	$493	5%	13%	(6)%	(2)%	—%

Seed
Seed net sales were $9,545 million in 2024, up 1 percent from $9,472 million in 2023. The sales increase was driven by a 3 percent increase in price and 1 percent increase in volume partially offset by a 2 percent unfavorable currency impact and a 1 percent unfavorable portfolio impact.

The increase in price was driven by improvement in many products in all regions, excluding Latin America. Global corn and soybean pricing were up 2 percent. Pricing actions more than offset currency impacts in EMEA. Volume growth was driven primarily by the expected recovery in Brazil Safrinha corn and growth in North America soybeans and cotton, partially offset by reduced planted areas in EMEA, Asia Pacific and corn in Argentina. Unfavorable currency impacts were led by the Brazilian Real and Turkish Lira.

Seed operating EBITDA was $2,219 million in 2024, up 5 percent from $2,117 million in 2023. Price execution and market share gains in North America, reduction of net royalty expense and ongoing cost and productivity actions more than offset the investment in R&D, higher commodity costs, and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 90 basis points versus the prior-year period.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	For the Year Ended December 31,
(In millions)	2024	2023	2022
Net sales	$7,363	$7,754	$8,476
Segment operating EBITDA	$1,272	$1,374	$1,684

Crop Protection	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(195)	(7)%	(3)%	(4)%	—%	—%
EMEA	(202)	(12)%	1%	(10)%	(3)%	—%
Latin America	(16)	(1)%	(15)%	21%	(8)%	1%
Asia Pacific	22	2%	(1)%	6%	(3)%	—%
Total	$(391)	(5)%	(5)%	3%	(3)%	—%

Crop Protection	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(435)	(11)%	(5)%	(4)%	(2)%	—%
Insecticides	117	7%	(5)%	17%	(5)%	—%
Fungicides	(31)	(3)%	(9)%	12%	(6)%	—%
Biologicals	(15)	(3)%	(8)%	6%	(7)%	6%
Other	(27)	(5)%	—%	(3)%	(2)%	—%
Total	$(391)	(5)%	(5)%	3%	(3)%	—%

Crop Protection	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(294)	(9)%	—%	(10)%	—%	1%
EMEA	98	6%	12%	(4)%	(4)%	2%
Latin America	(418)	(16)%	(4)%	(26)%	2%	12%
Asia Pacific	(108)	(11)%	4%	(10)%	(5)%	—%
Total	$(722)	(9)%	2%	(14)%	(1)%	4%

Crop Protection	2023 vs. 2022		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(557)	(12)%	1%	(12)%	(1)%	—%
Insecticides	(233)	(13)%	2%	(12)%	(1)%	(2)%
Fungicides	(338)	(23)%	3%	(25)%	(1)%	—%
Biologicals	428	683%	2%	17%	(8)%	672%
Other	(22)	(4)%	2%	(8)%	2%	—%
Total	$(722)	(9)%	2%	(14)%	(1)%	4%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection
Crop Protection net sales were $7,363 million in 2024, down 5 percent from $7,754 million in 2023. The sales decrease was driven by a 5 percent decrease in price and a 3 percent unfavorable impact from currency, partially offset by a 3 percent increase in volume.

The price decline was primarily due to market dynamics in Latin America. Unfavorable currency impacts were led by the Brazilian Real and Turkish Lira. The increase in volumes was driven by growth in Latin America on demand for new products and spinosyns, partially offset by unfavorable weather impacts in EMEA as well as just-in-time purchasing behavior in North America.

Segment Operating EBITDA was $1,272 million in 2024, down 7 percent from $1,374 million from 2023. Pricing pressure and the unfavorable impact of currency more than offset productivity savings, raw material deflation, and volume growth. Segment operating EBITDA margin contracted by approximately 45 basis points versus the prior-year period.

Crop Protection net sales were $7,754 million in 2023, up 9 percent from $8,476 million in 2022. The decrease was driven by a 14 percent decrease in volume and a 1 percent unfavorable impact from currency, partially offset by a 4 percent favorable impact from portfolio and a 2 percent increase in price.

The decrease in volume was driven by strategic product exits, channel inventory destocking, and delayed farmer purchases. The increase in price was led by EMEA, and mostly reflected pricing for the value of our differentiated technology, including new products, and currency in EMEA, partially offset by challenging market dynamics in Latin America and North America. Unfavorable currency impacts were led by the Turkish Lira and Chinese Renminbi. The portfolio impact was driven by the Stoller and Symborg acquisitions, which added approximately $420 million of net sales.

Segment Operating EBITDA was $1,374 million in 2023, down 18 percent from $1,684 million in 2022. Pricing execution, productivity actions, and the favorable impact from the Stoller and Symborg acquisitions were more than offset by lower volumes, higher input costs, and the unfavorable impact of currency. Segment operating EBITDA margin declined by 215 basis points versus the prior-year period.

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

The company also uses Free Cash Flow as a non-GAAP measure to evaluate and discuss its liquidity position and ability to generate cash. Free Cash Flow is defined as cash provided by (used for) operating activities – continuing operations, less capital expenditures. Management believes that Free Cash Flow provides investors with meaningful information regarding the company’s ongoing ability to generate cash through core operations, and the company’s ability to service its indebtedness, pay dividends (when declared), make share repurchases, and meet its ongoing cash needs for its operations. During the fourth quarter of 2023, the company made the decision, which was retrospectively applied, to adjust the presentation of the Consolidated Statement of Cash Flows to separately show the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 1 – Background and Basis of Presentation, to the Consolidated Financial Statements, for additional information. As a result, the definition for Free Cash Flow was revised to utilize cash provided by (used for) operating activities – continuing operations. The change in definition did not have a material impact to prior years’ Free Cash Flow. Management made this decision to better present the liquidity generated from the company’s ongoing business operations. Under the revised definition, Free Cash Flow was $307 million for the year ended December 31, 2022.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from continuing operations after income taxes (GAAP)	$863	$941	$1,216
Provision for (benefit from) income taxes on continuing operations	412	152	210
Income (loss) from continuing operations before income taxes (GAAP)	$1,275	$1,093	$1,426
Depreciation and amortization	1,227	1,211	1,223
Interest income	(132)	(283)	(124)
Interest expense	233	233	79
Exchange (gains) losses - net	284	397	229
Non-operating (benefits) costs - net	174	151	(111)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items (benefit) charge	315	579	502
Operating EBITDA (Non-GAAP)	$3,376	$3,381	$3,224

Significant Items

	Year Ended December 31,
(In millions)	2024	2023	2022
Restructuring and asset related charges - net	$288	$336	$363
Estimated settlement expense[1]	101	204	87
Inventory write-offs[2]	(2)	7	33
Spare parts write-off [3]	—	12	—
(Gain) loss on sale of business, assets and equity investments[2]	(7)	(14)	(10)
Settlement costs associated with the Russia Exit[2]	—	—	8
Seed sale associated with Russia Exit[2,4]	—	(18)	(3)
Acquisition-related costs[5]	6	45	—
Employee Retention Credit	—	(3)	(9)
AltEn facility remediation charges	—	10	33
Insurance proceeds[6]	(71)	—	—
Total pre-tax significant items (benefit) charge	$315	$579	$502
Total tax (benefit) provision impact of significant items[7]	(80)	(131)	(102)
Tax only significant item (benefit) charge[8]	116	(45)	(133)
Total significant items (benefit) charge, after tax	$351	$403	$267
1.Consists of estimated Lorsban® related charges.
2.Incremental (gains) losses associated with activities related to the 2022 Restructuring Actions.
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
6.Includes proceeds received related to prior significant items.
7.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
8.The tax only significant item charge for the year ended December 31, 2024 relates to the establishment of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil (Seed business) in the amount of $120 million, as well as a change in estimate related to intellectual property realignment. The tax only significant item benefit for the year ended December 31, 2023 relates to the impact of changes to deferred taxes and a tax currency change for legal entities within Switzerland of $(62) million and $(24) million, respectively, as well as adjustments due to intellectual property realignment of $46 million and a change in estimate related to a worthless stock deduction in the U.S. The tax only significant item benefit for the year ended December 31, 2022 relates to the impact of a change in a U.S. legal entity's tax characterization, resulting in the establishment of deferred taxes, the release of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil (Crop Protection Business) and a worthless stock deduction in the U.S. of $(55) million, $(36) million, and $(42) million, respectively.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$851	$929	$1,205
Less: Non-operating benefits (costs), after tax	(127)	(111)	80
Less: Amortization of intangibles (existing as of Separation), after tax	(459)	(471)	(542)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	—	—	—
Less: Significant items benefit (charge), after tax	(351)	(403)	(267)
Operating Earnings (Loss) (Non-GAAP)	$1,788	$1,914	$1,934

	Year Ended December 31,
	2024	2023	2022
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$1.22	$1.30	$1.66
Less: Non-operating benefits (costs), after tax	(0.18)	(0.16)	0.11
Less: Amortization of intangibles (existing as of Separation), after tax	(0.67)	(0.66)	(0.75)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	—	—	—
Less: Significant items benefit (charge), after tax	(0.50)	(0.57)	(0.37)
Operating Earnings (Loss) Per Share (Non-GAAP)	$2.57	$2.69	$2.67
Diluted Shares Outstanding (In millions)	696.0	711.9	724.5

Reconciliation of Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow

(In millions)	Year Ended December 31,
	2024	2023	2022
Cash provided by (used for) operating activities - continuing operations	$2,296	$1,809	$912
Less: Capital expenditures	(597)	(595)	(605)
Free Cash Flow (Non-GAAP)	$1,699	$1,214	$307

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(In millions)	December 31, 2024	December 31, 2023
Cash, cash equivalents and marketable securities	$3,169	$2,742
Total debt	$2,703	$2,489

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

The company had access to approximately $6.3 billion and $6.0 billion at December 31, 2024 and 2023 in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, funding of acquisitions and funding Corteva's costs and expenses, including the settlement of litigation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”).

In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering. In February 2024, the company amended and restated the 364-Day Revolving Credit Facility increasing the facility amount to $1 billion and extending the expiration date to February 2025. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2024, the company was in compliance with these covenants.

In May 2022, the company entered into a $3 billion, 5 year revolving credit facility and a $2 billion, 3-year revolving credit facility (the "Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2024, the company was in compliance with these covenants.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2024 was approximately $62 million. The company’s long-term Foreign Currency Loans have varying maturities through 2026.

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

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 10 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for more information.

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

The company's cash, cash equivalents and marketable securities at December 31, 2024 and 2023 are $3.2 billion and $2.7 billion, respectively, of which $1.7 billion and $2.2 billion, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2024, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by (used for) operating activities – continuing operations	$2,296	$1,809	$912

Cash provided by (used for) operating activities – continuing operations for the year ended December 31, 2024 was $2,296 million compared to $1,809 million for the year ended December 31, 2023. The change was primarily driven by favorable changes in working capital. The favorable changes in inventories were driven by production reductions to match demand. Within accounts payable, lower payments to third-party growers resulted from lower commodity costs and production plans, supplemented by a change in inventory purchasing patterns. Accrued and other current liabilities benefited from a decrease in

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

soybean royalties, while noncurrent assets and liabilities benefited from derivative settlements driven by a weaker Brazilian Real currency. These movements were partially offset by unfavorable changes in receivables driven by slower collections and higher sales on credit terms.

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

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by (used for) operating activities – discontinued operations	$(151)	$(40)	$(40)

Cash provided by (used for) operating activities – discontinued operations for the years ended December 31, 2024 and 2023 was $(151) million and $(40) million, respectively. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility. In addition, the disbursement of the cash held in the Water District Settlement Fund is reflected in the year ended December 31, 2024. These outflows were partially offset by the receipt of insurance proceeds related to legacy matters.

Cash provided by (used for) operating activities – discontinued operations for the year ended December 31, 2023 and 2022 was $(40) million. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility and certain legal matters, which were paid in 2023.

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by (used for) investing activities	$(589)	$(1,987)	$(632)

Cash provided by (used for) investing activities was $(589) million for the year ended December 31, 2024 compared to $(1,987) million for the year ended December 31, 2023. The change was primarily due to the acquisitions of Stoller and Symborg in 2023, partially offset by lower current year proceeds from sales and maturities of investments and higher proceeds from sales of property, businesses, and consolidated companies in 2023.

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

Capital expenditures totaled $597 million, $595 million, and $605 million for the years ended December 31, 2024, 2023 and 2022, respectively. The company expects 2025 capital expenditures to be approximately $600 million.

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash provided by (used for) financing activities	$(1,199)	$(99)	$(1,180)

Cash provided by (used for) financing activities was $(1,199) million for the year ended December 31, 2024 compared to $(99) million for the year ended December 31, 2023. The change was primarily due lower required borrowings in 2024 to fund working capital needs, capital spending, dividend payments and share repurchases. In addition, there were additional

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

borrowings in 2023 to partially fund the Stoller and Symborg acquisitions. These lower current year borrowings were offset by higher payments on debt and higher repurchases of common stock and paid dividends in 2024.
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

During 2024, the company's Board of Directors authorized and paid quarterly dividends on its common stock of $0.16 in the first and second quarters and $0.17 in third and fourth quarters, respectively.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 17,909,000 shares and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $1 billion and $500 million during the year ended December 31, 2024 and 2023, respectively.

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

For the full year 2025, the company expects repurchases of approximately $1 billion under the 2022 Share Buyback Plan and 2024 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

EIDP Liquidity Discussion
As discussed in EIDP Note 1 - Basis of Presentation, to the EIDP Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide a Liquidity discussion, only for the differences between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations for the year ended December 31, 2024 was $2,338 million compared to an as-restated $1,768 million for the year ended December 31, 2023. The change was primarily driven by the items noted on page 48, under the header "Cash provided by (used for) operating activities - continuing operations," as well as lower net interest expense related to loan activity with Corteva.

EIDP’s cash provided by (used for) operating activities - continuing operations for the year ended December 31, 2023 was an as-restated $1,768 million compared to $879 million for the year ended December 31, 2022. The change was primarily driven by the items noted on page 48, under the header "Cash provided by (used for) operating activities - continuing operations."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations for the year ended December 31, 2024 was $(151) million compared to $(40) million for the year ended December 31, 2023. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - discontinued operations."

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2024 was $(228) million compared to an as-restated $(2,007) million for the year ended December 31, 2023. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) investing activities," in addition to loan repayments by Corteva during 2024 on the related party Master In-House Banking Agreement.

EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2023 was an as-restated $(2,007) million compared to $(632) million for the year ended December 31, 2022. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) investing activities."

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $(1,602) million for the year ended December 31, 2024 compared to an as-restated $(38) million for the year ended December 31, 2023. The change was primarily due to lower debt borrowings and higher debt payments and issuance of a cash dividend by EIDP to Corteva, Inc., partially offset by lower related party debt payments.

EIDP’s cash provided by (used for) financing activities was an as-restated $(38) million for the year ended December 31, 2023 compared to $(1,147) million for the year ended December 31, 2022. The change was primarily due to the higher borrowings to fund working capital needs, capital spending, and to partially fund the Stoller and Symborg acquisitions. The change was also driven by lower payments on related party debt.

See EIDP Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements for further information on the related party loan between EIDP and Corteva, Inc.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For the non-U.S. benefit plans, the company primarily utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date. The weighted average discount rates used in developing the expected 2025 net periodic pension and OPEB costs were 5.59 percent and 5.50 percent, respectively.

For the U.S. plan, the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Where appropriate, asset-liability studies are also taken into consideration. The expected long-term rate of return on plan assets is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. In determining the 2024 net periodic pension cost in the U.S., an assumption of 4.50 percent for expected long-term rate of return on plan assets was used. After re-evaluating the current strategic asset allocation and market conditions, the company increased the expected long-term rate of return on plan assets assumption to 6.00 percent to be used in determining the 2025 net periodic pension cost in the U.S. Consistent with prior years, the expected long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. For the non-U.S. plans, the strategic asset allocations are selected in accordance with the laws and practices for each country.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. For the years ended December 31, 2024, 2023 and 2022, the market-related value of assets is calculated by averaging market returns over 36 months.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(In billions)	December 31, 2024	December 31, 2023	December 31, 2022
Market-related value of assets	$10.6	$11.9	$13.6
Fair value of plan assets	$10.4	$11.4	$12.3

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2024:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(14)	$15
Expected rate of return on plan assets	$26	$(26)

Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-Term Employee Benefits" beginning on page 56 and in Note 18 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2024, the company had accrued obligations of $478 million for probable environmental remediation and restoration costs, including $46 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately $600 million above the accrued obligations amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see "Environmental Matters" section on page 58 and Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued
At December 31, 2024, the company had a net deferred tax liability balance of $77 million, inclusive of a valuation allowance of $666 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets.

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

The company tests goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and / or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level, which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. The company’s reporting units are Seed and Crop Protection.

For purposes of goodwill impairment testing, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the company level include GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, and overall financial performance. Qualitative factors assessed at the reporting unit level include changes in industry and market structure, competitive environments and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

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

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the qualitative annual goodwill impairment analyses performed in the fourth quarter 2024, it was concluded more likely than not that the fair value of each reporting unit exceeded its respective carrying value and, therefore, a quantitative test was not performed. No goodwill impairment charge was necessary.

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

At December 31, 2024, the balance of prepaid royalties reflected in other current assets and other assets was approximately $65 million and $160 million, respectively. Through June 30, 2024, the prepaid royalties balance largely related to the non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans, which was obtained by the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (“Pioneer”) (“Roundup Ready 2 License Agreement”).

In connection with the departure from these traits in the company's product portfolio in favor of the Enlist E3TM trait platform, beginning January 1, 2020 the company presents and discloses accelerated prepaid royalty amortization expense associated with these prepaid royalties as a component of restructuring and asset related charges - net in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represents the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the per unit cash rate per the Roundup Ready 2 License Agreement. As of December 31, 2024, the Enlist E3TM trait platform has grown to 65 percent of our soybean portfolio. For the year ended December 31, 2024, the company recognized charges of $55 million in restructuring and asset related charges - net in the Consolidated Statement of Operations from non-cash accelerated prepaid royalty amortization expense, which as of the end of the second quarter of 2024 is complete. For further discussion of accelerated prepaid royalty amortization, refer to Note 2 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

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

The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2024, waiving the contribution due in 2023 pursuant to the supplemental agreement to the MOU executed by Chemours, DuPont and Corteva provided certain conditions were met. Refer to Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further details on the MOU and funding of the MOU Escrow Account.

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

Information related to the company's other significant contractual obligations are summarized in the following table:

		Payments Due In
(In millions)	Total at December 31, 2024	2025	2026 and beyond
Expected cumulative cash requirements for interest payments through maturity	$459	$100	$359
Purchase obligations[1]	2,242	685	1,557
License agreements[2,3]	207	46	161
Other liabilities[2,4]	274	41	233
Total [5]	$3,182	$872	$2,310
1.Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.
2.Included in the Consolidated Financial Statements.
3.    Represents undiscounted remaining payments under Pioneer license agreements (approximately $188 million on a discounted basis).
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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans, and on November 30, 2018, the company froze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans, resulting in the participants no longer accruing additional benefits. In addition, OPEB eligible employees who were under the age of 50 as of November 30, 2018 will not receive post-employment medical, dental and life insurance benefits. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-employment medical, dental and life insurance plans, but are eligible to participate in the defined contribution plans.

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

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the years ended December 31, 2024, 2023 or 2022.

Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tend to moderate subsequent funding needs. The company contributed $5 million, $5 million, and $6 million to its funded pension plans other than the principal U.S. pension plan for the years ended December 31, 2024, 2023 and 2022, respectively.
U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $45 million, $47 million, and $53 million to its unfunded plans for the years ended December 31, 2024, 2023 and 2022, respectively.
The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $101 million, $97 million, and $122 million for the years ended December 31, 2024, 2023 and 2022, respectively. Changes in cash requirements reflect the net impact of per capita health care cost, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2025, the company expects to contribute approximately $40 million to its pension plans other than the principal U.S. pension plan and approximately $105 million to its OPEB plans. The company does not anticipate making contributions to its principal U.S. pension plan in 2025.

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income (loss) from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 was affected by pre-tax charges related to long-term employee benefits:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Net periodic benefit (credit) cost - pension and OPEB	$160	$138	$(142)
Defined contributions	146	146	133
Long-term employee benefit plan (credit) charges - continuing operations	$306	$284	$(9)

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee benefit plan (credits) costs were $306 million and $284 million for the years ended December 31, 2024 and 2023, respectively. The change is mainly due to a decrease in asset values. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section beginning on page 51 of this report for additional information on determining annual expense.

For 2025, long-term employee benefit costs are expected to decrease by approximately $125 million. The change is mainly due the increase in the expected long-term rate of return on plan assets assumption for the U.S plan net of the increase in the discount rates.

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

Pre-tax environmental expenses charged to income (loss) from continuing operations before income taxes are summarized below:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Environmental operating costs	$168	$178	$154
Environmental remediation costs[1]	42	47	84
	$210	$225	$238
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

About 85 percent of total pre-tax environmental operating costs charged to income (loss) from continuing operations for the year ended December 31, 2024 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(In millions)
Balance at December 31, 2022	$512
Remediation payments	(50)
Net increase in remediation accrual [1]	47
Net change, indemnification [2]	(8)
Balance at December 31, 2023	$501
Remediation payments	(58)
Net increase in remediation accrual [1]	42
Net change, indemnification [2]	(7)
Balance at December 31, 2024[3]	$478
1.Excludes indemnified remediation obligations.
2.Represents the net change in indemnified remediation obligations based on activity. Pursuant to the Chemours Separation Agreement and subsequent MOU, and the Corteva Separation Agreement, as discussed in Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, EIDP is indemnified by Chemours and DuPont for certain environmental matters.
3.Includes accrued obligations of $131 million due in the next twelve months with the remainder being due subsequent to 2024.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 million above the amount accrued as of December 31, 2024. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company. Refer to Note 16 – Commitments and Contingent Liabilities for further details on the company’s accrued obligations at December 31, 2024.

As of December 31, 2024, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at 507 sites around the U.S., including approximately 100 sites for which the company does not believe it has liability based on current information. Active remediation is under way at approximately 60 of the 507 sites. In addition, the company has resolved its liability at about 212 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. There were no new notices in 2024 and two new notices in 2023.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $7 million for the year ended December 31, 2024. The company currently estimates expenditures for environmental-related capital projects to be approximately $8 million in 2025.

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

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian real, Euro, Swiss franc, Canadian dollar and Argentine peso. The company uses foreign exchange contracts, where possible, to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions, investment in foreign subsidiaries, as well as the translation of foreign currency-denominated earnings and uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. In addition to the contracts disclosed in Note 20 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company may enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2024 and 2023, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2024 and 2023. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(In millions)	2024	2023	2024	2023
Foreign currency contracts	$(33)	$22	$(460)	$(492)

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

As of December 31, 2024, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of December 31, 2024, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described in Management’s Report on Internal Control over Financial Reporting appearing on page F-70.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Code of Financial Ethics

The company has adopted a Code of Financial Ethics for its CEO, CFO, and Controller that may be accessed from the company's website at www.corteva.com by clicking on "Investors" and then "Corporate Governance." Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Insider Trading Policies and Procedures

The company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the company's securities by directors, officers and employees, and the company, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the company.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of February 14, 2025 are set forth below:

Charles V. Magro, age 55, was named Chief Executive Officer and Director of Corteva effective November 2021. Prior to joining Corteva, Mr. Magro served as President and CEO of Nutrien Ltd. from the company’s launch in 2018 until April 2021. From 2014 to 2018, he served as President and CEO of Agrium Inc., which merged with Potash Corporation of Saskatchewan Inc. to create Nutrien Ltd. As President and CEO of Nutrien Ltd., Mr. Magro led more than 27,000 employees to achieve best-in-class engagement, top safety performance and exceptional business results. While at Nutrien he also led the company through numerous M&A transactions thereby, expanding its global footprint. Prior to this role, Mr. Magro held a variety of other key leadership positions with the company, including Chief Operating Officer, Chief Risk Officer, Executive Vice President of Corporate Development, and Vice President of Manufacturing. He joined Agrium Inc. in 2009 following a productive career with NOVA Chemicals Corp. Mr. Magro has served on the board of directors of Ingredion Inc., a global provider of ingredient solutions to the food and beverage manufacturing industry since May 2022. Mr. Magro previously served on the Canada Pension Plan Investment Board from 2018 until March 2022.

David P. Johnson, age 58, was named Executive Vice President and Chief Financial Officer effective in September 2024. Prior to joining Corteva, Mr. Johnson served as Atkore Inc.’s Chief Financial Officer and Chief Accounting Officer of Atkore Inc. from August 2018 through August 9, 2024, and has more than 30 years of experience in strategic and financial planning, risk assessment, mergers & acquisitions, global tax strategies, international operations, and internal controls. Prior to joining Atkore Inc., Mr. Johnson served in various finance leadership roles at Eaton Corporation from 1995 through 2018. Most recently at Eaton, Mr. Johnson was Vice President-Finance & Operations for the electrical sector business, where he was responsible for sector financial planning, analysis, and reporting; compliance, credit & collections; government accounting; as well as global purchasing, manufacturing strategies, logistics and distribution. Prior to that, Mr. Johnson was Vice President-Finance and Planning for the Americas region (Eaton Electrical) where he was responsible for reporting, planning, acquisitions, and implementing common financial policies / reporting across numerous recently acquired businesses. During his tenure at Eaton, Mr. Johnson held other roles of progressive responsibilities, including Plant Controller, Division Controller, Director of Finance & Business Development, Vice President Finance & Business Development, and Vice President Finance & Planning-Europe, Middle East, and Asia.

Judd O’Connor, age 54, was named Executive Vice President, Seed Business Unit of Corteva, effective December 2024. Mr. O’Connor has over 25 years of experience in agriculture and has served as the Company’s President for the North America commercial business since July 2022. Prior to that, Mr. O’Connor served as the President for the company’s U.S. commercial business since August 2018. Prior to the Company’s spin from DowDuPont, Inc., Mr. O’Connor was the North America Commercial Leader for DuPont Pioneer, where he was responsible for integration activities supporting the merger of DuPont and The Dow Chemical Company. Mr. O’Connor held various leadership positions in the Company’s seed business including Vice President of Integrated Operations & Commercial Effectiveness for DuPont Pioneer, Business Director and Vice President for the Pioneer® brand sales organization, and Business President for DuPont Latin America. Prior to joining Corteva, Mr. O’Connor began his career in the crop protection sector with American Cyanamid where he held a number of sales, marketing

Part III

and leadership positions. He serves on the board of directors for CropLife America and America’s Cultivation Corridor, where he is past Chair of the Board. He has previously served on the board of directors for the Greater Des Moines Partnership.

Robert King, age 54, was named Executive Vice President, Crop Protection Business Unit of Corteva effective April 2022. Mr. King is a highly experienced executive in the specialty chemicals and agriculture industry. Prior to joining Corteva, Mr. King served as Senior Vice President and Chief Integrated Supply Chain Officer at Nouryon from December 2020 to March 2022, where he spearheaded the global and cross-business integration of the company’s supply chain. From December 2019 to December 2020, he previously served as Vice President of Global Operations for PPG’s industrial segment. Mr. King was also the Vice President of Global Supply Chain from July 2018 to December 2019 for Nutrien Ltd., where he worked for five years and was appointed to lead the centralization of the company’s supply chain. Prior to this, he served as a Regional Manager at Nutrien Ltd. and as the Vice President of Nitrogen Operations and Services at Agrium Inc. in Canada before the company became Nutrien in July 2018. Mr. King started his career at Celanese Corp., where he worked for nearly two decades and held management roles around the world. Mr. King currently serves on the American Chemistry Council Board of Directors and is on the Texas Tech College of Engineering Dean’s Council.

Dr. Samuel Eathington, age 56, was named Executive Vice President, Chief Technology and Digital Officer of Corteva effective April 2022, where he is responsible for leading the company’s global research and development organization, building and expanding its industry-leading pipeline, and overseeing all aspects of Corteva’s digital farming strategy and investments. He joined Corteva in November 2020 and served as Senior Vice President, Chief Technology Officer from January 2021 until April 2022. A recognized leader in agricultural innovation, Dr. Eathington served as Chief Science Officer of The Climate Corporation (part of the crop science division of Bayer AG) from December 2015 until April 2020. Prior to assuming that role, Dr. Eathington spent 19 years with Monsanto Corporation, in various roles and becoming Vice President, Global Plant Breeding beginning in February 2011.

Cornel B. Fuerer, age 58, was named Senior Vice President, General Counsel and Secretary of Corteva effective May 2019, where he is responsible for legal, compliance, and public affairs. Mr. Fuerer previously served as General Counsel of the agriculture division of DowDuPont Inc. since June 2018 and prior to that served as Associate General Counsel supporting the agriculture division of DowDuPont after their merger in September 2017. From 2013 to 2017, he served as Associate General Counsel of DuPont with responsibility for the legal affairs of DuPont’s agriculture business and from 2012 to 2013 he served as the Corporate Secretary of DuPont. From 2007 to 2012, Mr. Fuerer served as the Vice President, General Counsel and Company Secretary of Solae, a food ingredients joint venture between DuPont and Bunge. After joining DuPont in 1995 as an attorney in Geneva, Switzerland, he served in various legal roles in Hong Kong and Wuppertal, Germany until his appointment at Solae in 2007.

Audrey Grimm, age 44, was named Senior Vice President and Chief People Officer of Corteva effective January 2025. Ms. Grimm previously served as Senior Vice President and Chief Human Resources and Diversity Officer of Corteva since March 2022. Beginning in 2021, she served as Vice President, Europe, Middle East and Africa (EMEA) HR, with added responsibility for the company’s global culture and Inclusion and Belonging efforts, and before that as HR Director for the EMEA region from 2017 to 2021. Ms. Grimm spent her early career with Dow Chemical, where she held a series of progressive HR roles leading to her appointment as Vice President, HR of the Agricultural division of Dow Chemical in 2015.

Brian Titus, age 52, was named Vice President, Controller and Principal Accounting Officer of Corteva effective May 2019. Mr. Titus previously served as the Controller and Principal Accounting Officer of the agriculture division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the Director of Corporate Accounting from 2014 to 2015 and Global Finance Leader of DuPont Crop Protection from 2013 to 2014. Prior to joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services. Mr. Titus is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

Except as otherwise set forth below, information with respect to this item is incorporated herein by reference to the Definitive Proxy Statement, including information within "Compensation Discussion and Analysis," "Compensation of Executive Officers, "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

As discussed in the EIDP Explanatory Note at page F-68 and EIDP Note 1 – Basis of Presentation, of the EIDP Consolidated Financial Statements, EIDP’s Consolidated Statements of Cash Flows were required to be restated for the misclassification of

Part III

intercompany activities between EIDP and Corteva, Inc. Corteva, as EIDP’s parent company, has confirmed the misclassification was isolated to EIDP’s standalone financial statements, and did not impact the consolidated financial statements of Corteva, as intercompany transactions are eliminated upon consolidation; nor did the misclassification have any impact on Corteva’s internal control over financial reporting. Therefore, it had no impact on any financial reporting measures utilized by Corteva within its incentive-based compensation programs.

EIDP does not maintain standalone incentive-based compensation programs based upon EIDP financial reporting measures, nor does EIDP grant equity-based awards to its executives. Therefore, there was no erroneously awarded compensation subject to recovery as a result of EIDP's restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each director, executive officer, and all directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Corteva, Inc., including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2025 Annual Meetings of Stockholders of Corteva, Inc., including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits:
1.Corteva Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Corteva Financial Statement Schedule (presented below)
3.EIDP Financial Statements (Starting on page F-74 of this report).
4.EIDP Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (Corteva, Inc. and EIDP)
(Dollars in millions)

	For the Year Ended December 31,
	2024	2023	2022
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$205	$194	$210
Additions charged to expenses	55	24	3
Deductions from reserves[1]	(81)	(13)	(19)
Balance at end of period	$179	$205	$194
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$510	$342	$366
Additions charged to expenses	301	225	87
Purchase accounting adjustments	—	8	—
Deductions from reserves[2]	(145)	(65)	(111)
Balance at end of period	$666	$510	$342
1.    Deductions include write-offs, recoveries collected and currency translation adjustments.
2.     Deductions include amounts recorded to Other Comprehensive Income and currency translation adjustments.

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

10.24	Amendment to EIDP, Inc.’s Retirement Savings Restoration Plan. (incorporated by reference to Exhibit No. 10.2 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815, respectively), filed on August 4, 2023).

19	Corteva Insider Trading Policy

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - Corteva, Inc.

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - EIDP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

97	Corteva, Inc. Clawback Policy (incorporated by reference from Exhibit 97 to Corteva’s and EIDP’s Annual Report on Form 10-K (Commission file numbers 001-38710 and 001-00815, respectively), filed on February 8, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)
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

Corteva, Inc.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2025
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2025
Charles V. Magro

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 14, 2025
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 14, 2025
Lamberto Andreotti

/s/ David C. Everitt	Director	February 14, 2025
David C. Everitt

/s/ Klaus A. Engel	Director	February 14, 2025
Klaus A. Engel

/s/ Michael O. Johanns	Director	February 14, 2025
Michael O. Johanns

/s/ Janet P. Giesselman	Director	February 14, 2025
Janet P. Giesselman

/s/ Karen H. Grimes	Director	February 14, 2025
Karen H. Grimes

/s/ Rebecca B. Liebert	Director	February 14, 2025
Rebecca B. Liebert

/s/ Marcos M. Lutz	Director	February 14, 2025
Marcos M. Lutz

/s/ Nayaki R. Nayyar	Director	February 14, 2025
Nayaki R. Nayyar

/s/ Kerry J. Preete	Director	February 14, 2025
Kerry J. Preete

/s/ Patrick J. Ward	Director	February 14, 2025
Patrick J. Ward

/s/ David P. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2025
David P. Johnson

EIDP, Inc.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2025
EIDP, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2025
Charles V. Magro

/s/ David P. Johnson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 14, 2025
David P. Johnson

Corteva, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The Consolidated Financial Statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following pages.
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2024, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2024, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David P. Johnson Executive Vice President and Chief Financial Officer
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Product Sales

As described in Notes 2 and 5 to the consolidated financial statements, net sales were $16.908 billion for the year ended December 31, 2024. Substantially all of Corteva's revenue is derived from product sales. Revenue is recognized from product sales when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. Control transfer occurs at a point in time according to shipping terms. The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and management’s best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price primarily utilize the expected value method based on historical experience. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating revenue transactions by testing, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as purchase orders, invoices, shipment or delivery documents, and cash receipts, as applicable; (ii) testing, on a sample basis, the recognition of variable consideration for rebates issued and discounts granted during the year by obtaining and inspecting source documents, such as support for the nature of the variable consideration, amount, and agreement with the customer; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end, and, for confirmations not returned, obtaining and inspecting source documents, including invoices, shipment or delivery documents, and subsequent cash receipts, as applicable.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2025

We have served as the Company’s or its predecessor’s auditor since 1946.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2024	2023	2022
Net sales	$16,908	$17,226	$17,455
Cost of goods sold	9,529	9,920	10,436
Research and development expense	1,402	1,337	1,216
Selling, general and administrative expenses	3,196	3,176	3,173
Amortization of intangibles	685	683	702
Restructuring and asset related charges - net	288	336	363
Other income (expense) - net	(300)	(448)	(60)
Interest expense	233	233	79
Income (loss) from continuing operations before income taxes	$1,275	$1,093	$1,426
Provision for (benefit from) income taxes on continuing operations	412	152	210
Income (loss) from continuing operations after income taxes	$863	$941	$1,216
Income (loss) from discontinued operations after income taxes	56	(194)	(58)
Net income (loss)	$919	$747	$1,158
Net income (loss) attributable to noncontrolling interests	12	12	11
Net income (loss) attributable to Corteva	$907	$735	$1,147
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.23	$1.31	$1.67
Basic earnings (loss) per share of common stock from discontinued operations	0.08	(0.27)	(0.08)
Basic earnings (loss) per share of common stock	$1.31	$1.04	$1.59
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.22	$1.30	$1.66
Diluted earnings (loss) per share of common stock from discontinued operations	0.08	(0.27)	(0.08)
Diluted earnings (loss) per share of common stock	$1.30	$1.03	$1.58

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$919	$747	$1,158
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(1,014)	425	(340)
Adjustments to pension benefit plans	127	(190)	233
Adjustments to other benefit plans	30	29	191
Unrealized gain (loss) on investments	(6)	—	—
Derivative instruments	71	(135)	8
Total other comprehensive income (loss)	(792)	129	92
Comprehensive income (loss)	127	876	1,250
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	12	12	11
Comprehensive income (loss) attributable to Corteva	$115	$864	$1,239

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$3,106	$2,644
Marketable securities	63	98
Accounts and notes receivable - net	5,676	5,488
Inventories	5,432	6,899
Other current assets	820	1,131
Total current assets	$15,097	$16,260
Investment in nonconsolidated affiliates	134	115
Property, plant and equipment	9,074	8,956
Less: Accumulated depreciation	4,975	4,669
Net property, plant and equipment	4,099	4,287
Goodwill	10,408	10,605
Other intangible assets	8,876	9,626
Deferred income taxes	401	584
Other assets	1,810	1,519
Total Assets	$40,825	$42,996
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$750	$198
Accounts payable	4,039	4,280
Income taxes payable	207	174
Deferred revenue	3,287	3,406
Accrued and other current liabilities	2,103	2,351
Total current liabilities	$10,386	$10,409
Long-term debt	1,953	2,291
Other noncurrent liabilities
Deferred income tax liabilities	478	899
Pension and other post-employment benefits	2,271	2,467
Other noncurrent obligations	1,707	1,651
Total noncurrent liabilities	$6,409	$7,308
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value;1,666,667,000 shares authorized; issued at December 31, 2024 - 685,595,000 and December 31, 2023 - 701,260,000	$7	$7
Additional paid-in capital	27,196	27,748
Retained earnings (accumulated deficit)	55	(41)
Accumulated other comprehensive income (loss)	(3,469)	(2,677)
Total Corteva stockholders’ equity	$23,789	$25,037
Noncontrolling interests	241	242
Total equity	$24,030	$25,279
Total Liabilities and Equity	$40,825	$42,996

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$919	$747	$1,158
(Income) loss from discontinued operations after income taxes	(56)	194	58
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,227	1,211	1,223
Provision for (benefit from) deferred income tax	(365)	(438)	(288)
Net periodic pension and OPEB (benefit) cost, net	160	138	(142)
Pension and OPEB contributions	(151)	(149)	(182)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(22)	(18)
Restructuring and asset related charges - net	288	336	363
Other net loss	383	578	305
Changes in assets and liabilities, net
Accounts and notes receivable	(705)	358	(993)
Inventories	1,110	57	(1,715)
Accounts payable	(115)	(663)	807
Deferred revenue	(86)	(11)	194
Other assets and liabilities	(296)	(527)	142
Cash provided by (used for) operating activities - continuing operations	$2,296	$1,809	$912
Cash provided by (used for) operating activities - discontinued operations	(151)	(40)	(40)
Cash provided by (used for) operating activities	$2,145	$1,769	$872
Investing activities
Capital expenditures	$(597)	$(595)	$(605)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	5	57	73
Acquisitions of businesses - net of cash acquired	—	(1,456)	—
Escrow funding associated with acquisitions	—	—	(36)
Investments in and loans to nonconsolidated affiliates	(7)	(32)	(12)
Purchases of investments	(144)	(148)	(344)
Proceeds from sales and maturities of investments	130	147	295
Proceeds from settlement of net investment hedge	63	42	—
Other investing activities, net	(39)	(2)	(3)
Cash provided by (used for) investing activities	$(589)	$(1,987)	$(632)
Financing activities
Net change in borrowings (less than 90 days)	$53	$(6)	$(13)
Proceeds from debt	3,072	3,429	1,358
Payments on debt	(2,885)	(2,309)	(1,140)
Repurchase of common stock	(1,009)	(756)	(1,000)
Proceeds from exercise of stock options	60	31	88
Dividends paid to stockholders	(458)	(439)	(418)
Other financing activities, net	(32)	(49)	(55)
Cash provided by (used for) financing activities	$(1,199)	$(99)	$(1,180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(93)	(143)	(278)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	264	(460)	(1,218)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$3,422	$3,158	$3,618
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$244	$234	$75
Income taxes	$707	$535	$467
1. See page F-24 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-10.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	$7	$27,751	$524	$(2,898)	$239	$25,623
Net income (loss)			1,147		11	1,158
Other comprehensive income (loss)				92		92
Share-based compensation		12	(2)			10
Common dividends ($0.58 per share)			(418)			(418)
Repurchase of common stock			(1,000)			(1,000)
Issuance of Corteva stock		88				88
Other - net			(1)		(11)	(12)
Balance at December 31, 2022	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			735		12	747
Other comprehensive income (loss)				129		129
Share-based compensation		28	(2)			26
Common dividends ($0.62 per share)			(439)			(439)
Repurchase of common stock		(171)	(585)			(756)
Issuance of Corteva stock		40				40
Other - net					(9)	(9)
Balance at December 31, 2023	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			907		12	919
Other comprehensive income (loss)				(792)		(792)
Share-based compensation		47	(2)			45
Common dividends ($0.66 per share)		(229)	(229)			(458)
Repurchase of common stock		(430)	(579)			(1,009)
Issuance of Corteva stock		60				60
Other - net			(1)		(13)	(14)
Balance at December 31, 2024	$7	$27,196	$55	$(3,469)	$241	$24,030

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

During the fourth quarter of 2023, the company made the decision, which was retrospectively applied, to adjust the presentation of the Consolidated Statement of Cash Flows to separately present the cash provided by (used for) operating activities – discontinued operations, which was previously presented within cash provided by (used for) operating activities. See Note 16 – Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on discontinued operations activities.

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and less than 2 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets and translates the financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 7 – Supplementary Information, to the Consolidated Financial

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Statements). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which could be used to pay off outstanding intercompany payables. As of December 31, 2024, the company holds $103 million (at amortized cost) of these foreign government bonds as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 20 - Financial Instruments, for additional information. As of December 31, 2024, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to its operations and financial reporting.

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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with each VIE does not provide it the power to direct the VIE's significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2024 and 2023, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Cash and Cash Equivalents
Cash equivalents represent highly liquid investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest.

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

As of December 31, 2024 and 2023, approximately 60 percent and 40 percent of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 11 - Inventories, to the Consolidated Financial Statements, for further information.

The company establishes an obsolescence reserve for inventory based upon quality considerations and assumptions about future demand and market conditions.

Goodwill and Other Intangible Assets
The company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The company performs an annual goodwill impairment test in the fourth quarter at the reporting unit level, which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities.

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If additional quantitative testing is required, the reporting unit's fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the amount of goodwill associated with the reporting unit. The company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach). Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company's significant assumptions in this analysis include future cash flow projections, weighted average cost of capital, the terminal growth rate, and the tax rate. See Note 13 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for further information on goodwill.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

At December 31, 2024, the balance of prepaid royalties reflected in other current assets and other assets in the Consolidated Balance Sheets was approximately $65 million and $160 million, respectively. Through June 30, 2024, the prepaid royalties balance largely related to the non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans, which was obtained by the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (“Pioneer”) (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation was that the technology

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. DAS and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2, 4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during 2019 the company committed to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands. Due to the five-year ramp-up of Enlist E3TM, the company significantly reduced the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense had therefore increased significantly through higher amortization of the prepaid royalty as fewer seeds containing the respective trait were expected to be utilized.

In connection with the departure from these traits, beginning January 1, 2020 the company presents and discloses the non-cash accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net, in the Consolidated Statement of Operations. The accelerated prepaid royalty amortization expense represented the difference between the rate of amortization based on the revised number of units expected to contain the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® trait technology and the variable cash rate per the Roundup Ready 2 License Agreement. For the year ended December 31, 2024, the company recognized charges of $55 million in restructuring and asset related charges - net in the Consolidated Statement of Operations from non-cash accelerated prepaid royalty amortization expense, which as of the end of the second quarter of 2024 is complete.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

NOTE 3 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The company adopted this guidance and has included enhanced disclosures relating to its reportable segments. See Note 23 - Segment Information, to the Consolidated Financial Statements, for the company's updated disclosure.

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

In September 2022, the FASB issued Accounting Standards Update ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU includes amendments that require a buyer in supplier finance programs to disclose key terms of the programs and related obligations, including a rollforward of such obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirements, which are effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Retrospective application to all periods in which a balance sheet is presented is required, except for the rollforward requirement, which will be applied prospectively. The company adopted this guidance on January 1, 2023 which resulted in certain disclosures being added relating to supplier financing programs and related obligations. See Note 16 – Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.

Accounting Guidance Issued But Not Adopted as of December 31, 2024
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

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

NOTE 4 - BUSINESS COMBINATIONS

On March 1, 2023 ("Acquisition Date"), Corteva completed its acquisitions of all the outstanding equity interests in Stoller Group, Inc. (“Stoller”), one of the largest independent companies in the Biologicals industry, and Quorum Vital Investment, S.L. and its affiliates (“Symborg”), an expert in microbiological technologies. The purchase price for Stoller and Symborg was $1,220 million, inclusive of a working capital adjustment, and $370 million, respectively. These acquisitions supplement the Crop Protection business with additional biological tools that complement evolving farming practices.

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

Purchase Price Allocation
The company finalized the purchase price allocation and assessment of the fair value of the assets acquired and liabilities assumed as of the Acquisition Date in the first quarter of 2024. There were no material adjustments recognized during the measurement period. The following table summarizes the purchase price allocation to the assets acquired and liabilities assumed for the Stoller and Symborg acquisitions:

(In millions)	Stoller[1]	Symborg[1]
Assets
Cash and cash equivalents	$97	$—
Accounts and notes receivable	243	17
Inventories	81	10
Other current assets	9	2
Property, plant and equipment	71	3
Goodwill	420	130
Other intangible assets	645	300
Deferred income taxes	10	—
Other assets	5	1
Total assets acquired	$1,581	$463
Liabilities
Short-term borrowings	59	—
Accounts payable	25	13
Income taxes payable	2	—
Accrued and other current liabilities	65	4
Long-term debt	2	—
Deferred income tax liabilities	187	75
Other noncurrent obligations	21	1
Total liabilities assumed	$361	$93
Net assets acquired	$1,220	$370
1.Includes measurement period adjustments, which were not material.

The significant fair value adjustments included in the purchase price allocation are discussed below.

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

Property, Plant and Equipment
Property, plant and equipment associated with Stoller is comprised of $31 million of machinery and equipment, $31 million of buildings, $7 million of land and land improvements, and $2 million of construction in progress. The fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for the remaining depreciable property, plant and equipment. The market approach for certain types of equipment represents a sale comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property, plant and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjust for age and condition of the asset.

Goodwill
The excess of the consideration for Stoller and Symborg over the net fair value of assets acquired and liabilities assumed resulted in the recognition of goodwill, which has been assigned to the Crop Protection reporting unit. Goodwill associated with these acquisitions is attributable to the assembled workforce and expanding the company’s addressable market position. None of the goodwill recognized will be deductible for income tax purposes.

Other Intangible Assets
In connection with the acquisitions of Stoller and Symborg, the company recorded certain intangible assets, as shown in the table below.

Intangible Assets	Stoller		Symborg
(In millions)	Fair Value	Weighted-Average Amortization Period (Years)	Fair Value	Weighted-Average Amortization Period (Years)
Intangible assets with finite lives:
Customer-related	$495	13	$—	—
Developed technology	106	13	238	12
Trademarks/trade names	44	15	57	12
Total other intangible assets with finite lives	$645	13	$295	12
Intangible assets with infinite lives:
In-process research and development	—	—	5	—
Total other intangible assets with indefinite lives	$—	—	$5	—
Total intangible assets	$645		$300

The customer-related and in-process research and development (“IPR&D”) intangible asset’s fair values were determined using the multi-period excess earnings method. The developed technology fair values were determined utilizing the relief from royalty method for Stoller and the multi-period excess earnings method for Symborg. The trademark/trade name fair values were determined utilizing the relief from royalty method.

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

Licenses of Intellectual Property
Corteva enters into licensing arrangements with customers to license its intellectual property. Revenue from the majority of intellectual property licenses is derived from sales-based royalties. Revenue for licensing agreements that contain sales-based royalties is recognized at the later of (i) when the subsequent sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $139 million and $134 million at December 31, 2024 and December 31, 2023, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	December 31, 2024	December 31, 2023
(In millions)
Accounts and notes receivable - trade[1]	$4,615	$4,329
Contract assets - current[2]	30	27
Contract assets - noncurrent[3]	74	67
Deferred revenue - current	3,287	3,406
Deferred revenue - noncurrent[4]	114	108
1.Included in accounts and notes receivable - net in the Consolidated Balance Sheets.
2.Included in other current assets in the Consolidated Balance Sheets.
3.Included in other assets in the Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the December 31, 2024, 2023, and 2022 from amounts included in deferred revenue at the beginning of the period was $3,359 million, $3,342 million, and $3,150 million, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Corn	$6,496	$6,447	$5,955
Soybean	1,927	1,858	1,810
Other oilseeds	653	708	714
Other	469	459	500
Seed	9,545	9,472	8,979
Herbicides	3,599	4,034	4,591
Insecticides	1,715	1,598	1,831
Fungicides	1,081	1,112	1,450
Biologicals	476	491	63
Other	492	519	541
Crop Protection	7,363	7,754	8,476
Total	$16,908	$17,226	$17,455

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	For the Year Ended December 31,
(In millions)	2024	2023	2022
North America[1]	$6,033	$5,768	$5,178
EMEA[2]	1,581	1,622	1,609
Latin America	1,523	1,637	1,758
Asia Pacific	408	445	434
Total	$9,545	$9,472	$8,979

Crop Protection	For the Year Ended December 31,
(In millions)	2024	2023	2022
North America[1]	$2,627	$2,822	$3,116
EMEA[2]	1,543	1,745	1,647
Latin America	2,253	2,269	2,687
Asia Pacific	940	918	1,026
Total	$7,363	$7,754	$8,476
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Refer to Note 22 - Geographic Information for the breakout of consolidated net sales by geographic area.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations. In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include updates to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges, and $245 million to $255 million of costs related to exiting the company's production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the year ended December 31, 2024, the company recorded net pre-tax restructuring and asset related charges of $461 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $91 million of severance and related benefit costs, $327 million of asset-related and impairment charges, $10 million of decommissioning and demolition costs and $33 million of costs related to contract terminations. The pre-tax restructuring and asset related charges noted above includes charges relating to spare parts write-offs recognized during the fourth quarter of 2023, which impacted the Crop Protection segment, and were included in cost of goods sold, in the company's Consolidated Statements of Operations for the year ended December 31, 2023. See Note 23 - Segment Information, to the Consolidated Financial Statements, for additional information.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through December 31, 2024, the company paid $64 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the years ended December 31, 2024 and 2023:

(In millions)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Severance and related benefit costs[1]	$91	$—
Asset related charges[2,3]	101	214
Decommissioning and demolition costs[2]	10	—
Contract termination charges[2]	30	3
Total restructuring and asset related charges - net[4]	$232	$217
1.Reflects corporate related charges.
2.Reflects charges associated with the Crop Protection segment.
3.Asset-related charges includes impairment charges related to operating lease assets and property, plant and equipment.
4.This amount excludes charges relating to spare parts write-offs included in cost of goods sold for the year ended December 31, 2023, in the company’s Consolidated Statement of Operations.

A reconciliation of the December 31, 2023 to the December 31, 2024 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges[1]	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2023	$—	$—	$—	$—	$—
Charges to income from continuing operations	91	101	10	30	232
Payments	(21)	—	(10)	(30)	(61)
Asset write-offs	—	(101)	—	—	(101)
Balance at December 31, 2024	$70	$—	$—	$—	$70
1.Asset-related charges includes impairment charges related to operating lease assets and property, plant and equipment.

2022 Restructuring Actions
In connection with the company’s shift to a global business unit model during 2022, the company assessed its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. As a result of this assessment, the company committed to restructuring actions during the second quarter of 2022, which included the company’s separate announcement to withdraw from Russia (“Russia Exit”) (collectively the “2022 Restructuring Actions”). The actions associated with this program were substantially complete in 2023.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The remaining cash payments related to these charges is $30 million, and primarily relate to the payment of severance and related benefits and contract terminations.

The following table is a summary of charges incurred related to the 2022 Restructuring Actions for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Severance and related benefit costs[1]	$—	$20	$111
Asset related charges	(2)	12	104
Contract termination charges[2]	3	10	57
Total restructuring and asset related charges - net[3,4]	$1	$42	$272
1.Reflects corporate-related charges.
2.Contract termination charges includes early lease terminations.
3.The year ended December 31, 2024 reflects net charges of $1 million impacting the Seed segment . The years ended December 31, 2023 and December 31, 2022 reflect charges of $17 million and $120 million, respectively, impacting the Seed segment. The years ended December 31, 2023 and December 31, 2022 reflect charges of $5 million and $41 million, respectively, impacting the Crop Protection segment.
4.This amount excludes other pre-tax charges recorded during the years ended December 31, 2024, 2023 and 2022 impacting the Seed segment. These charges consisted of inventory write-offs and gains (losses) on sale of businesses, assets and equity investments and settlement costs associated with the Russia Exit, which are included in cost of goods sold and other income (expense) - net, in the company's Consolidated Statement of Operations, respectively. See Note 23 - Segment Information, to the Consolidated Financial Statements, for additional information.

Other Asset Related Charges
For the years ended December 31, 2024, 2023, and 2022 the company recognized $55 million, $72 million, and $109 million respectively, in restructuring and asset related charges - net in the Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 is complete.

NOTE 7 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	For the Year Ended December 31,
(In millions)	2024	2023	2022
Interest income	$132	$283	$124
Equity in earnings (losses) of affiliates - net	15	10	20
Net gain (loss) on sales of businesses and other assets	17	22	18
Net exchange gains (losses)[1]	(284)	(397)	(229)
Non-operating pension and other post-employment benefit credits (costs)[2]	(144)	(119)	163
Miscellaneous income (expenses) - net[3]	(36)	(247)	(156)
Other income (expense) - net	$(300)	$(448)	$(60)
1.    Includes net pre-tax exchange gains (losses) of $(66) million, $(284) million, and $(110) million associated with impacts from the devaluation of the Argentine peso for the years ended December 31, 2024, 2023 and 2022, respectively.
2.    Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.    Includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. The year ended December 31, 2024 includes the receipt of insurance proceeds and an indemnification payment negotiated with the prior Stoller owners. The years ended December 31, 2024, 2023, and 2022 also include estimated settlement reserves and gains (losses) associated with the sale of businesses, assets and equity investments. The years ended December 31, 2023 and 2022 also include an Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”). The year ended December 31, 2022 also includes legal accruals and settlement cost associated with the Russia Exit. See Note 23 - Segment Information, to the Consolidated Financial Statements, for additional information on significant items.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the Consolidated Statements of Operations.

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(152)	$(371)	$(217)
Local tax (expenses) benefits	11	55	(10)
Net after-tax impact from subsidiary exchange gain (loss)	$(141)	$(316)	$(227)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(132)	$(26)	$(12)
Tax (expenses) benefits	26	7	5
Net after-tax impact from hedging program exchange gain (loss)	$(106)	$(19)	$(7)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(284)	$(397)	$(229)
Tax (expenses) benefits	37	62	(5)
Net after-tax exchange gain (loss)	$(247)	$(335)	$(234)

Noncontrolling interest adjustment	1	—	—

Net after-tax exchange gain (loss) attributable to Corteva	$(246)	$(335)	$(234)

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

(In millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$3,106	$2,644
Restricted cash equivalents	316	514
Total cash, cash equivalents and restricted cash equivalents	$3,422	$3,158

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of December 31, 2024 and 2023.

Accounts payable
Accounts payable was $4,039 million and $4,280 million at December 31, 2024 and 2023, respectively. Accounts payable - trade, which is a component of accounts payable, was $2,632 million and $2,952 million at December 31, 2024 and 2023, respectively. Included in accounts payable – trade was seed grower compensation of approximately $410 million and $560 million at December 31, 2024 and 2023, respectively, which is measured at fair value using level 2 inputs for each period presented. Accrued discounts and rebates, which is a component of accounts payable, was approximately $1,207 million and $1,170 million at December 31, 2024 and 2023, respectively. No other components of accounts payable were more than 5 percent of total current liabilities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 8 - INCOME TAXES

Domestic and foreign components of the income (loss) from continuing operations before income taxes and the provision for (benefit from) current and deferred tax expense (benefit) are shown below:

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from continuing operations before income taxes
Domestic	$324	$(414)	$(1)
Foreign	951	1,507	1,427
Income (loss) from continuing operations before income taxes	$1,275	$1,093	$1,426
Current tax expense (benefit)
Federal	$285	$143	$65
State and local	45	40	21
Foreign	447	407	403
Total current tax expense (benefit)	$777	$590	$489
Deferred tax expense (benefit)
Federal	$(300)	$(326)	$(170)
State and local	(28)	(50)	(39)
Foreign	(37)	(62)	(70)
Total deferred tax expense (benefit)	$(365)	$(438)	$(279)
Provision for (benefit from) income taxes on continuing operations	412	152	210
Net income (loss) from continuing operations after taxes	$863	$941	$1,216

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The effective income tax rate applicable to income (loss) from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net[1,6]	4.8	(1.8)	(1.0)
Acquisitions, divestitures and ownership restructuring activities[2]	(1.1)	3.6	(5.4)
U.S. research and development credit	(4.7)	(5.9)	(2.2)
Exchange gains/losses[3]	1.7	2.0	3.7
State and local incomes taxes - net	1.3	0.9	0.3
Impact of Swiss Tax Changes[4]	—	(7.9)	—
Excess tax benefits/deficiencies from stock compensation	(0.2)	(0.5)	(0.7)
Tax settlements and expiration of statute of limitations	(1.7)	(0.3)	0.1
Impact of Brazil valuation allowance[6,7]	9.4	—	(2.5)
Repatriation of foreign earnings[5]	1.7	2.9	1.7
Other – net	0.1	(0.1)	(0.3)
Effective tax rate on income from continuing operations	32.3%	13.9%	14.7%
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
6. Classification in "Effective tax rates on international operations-net" and "Impact of Brazil valuation allowance" for the year ended December 31, 2022 have been adjusted from their previous presentation to conform to the current year's presentation.
7. For the year ended December 31, 2024, a charge of $120 million was recorded to establish a valuation allowance against the net deferred tax asset position of a legal entity in Brazil (Seed business). For the year ended December 31, 2022, a benefit of $(36) million was recorded to release a valuation allowance against the net deferred tax asset position of a legal entity in Brazil (Crop Protection business).

Significant components of the company's net deferred tax asset (liability) were attributable to:

Deferred Tax Balances at December 31,	2024		2023
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$278	$—	$353
Operating loss and tax credit carryforwards[1]	552	—	539	—
Accrued employee benefits	671	—	703	—
Other accruals and reserves	590	—	603	—
Intangibles	—	1,950	—	2,153
Inventory	184	—	193	—
Research and development capitalization	761	—	607	—
Investments	69	—	39	—
Unrealized exchange gains/losses	—	50	—	38
Other – net	40	—	55	—
Subtotal	$2,867	$2,278	$2,739	$2,544
Valuation allowances[2]	(666)	—	(510)	—
Total	$2,201	$2,278	$2,229	$2,544
Net deferred tax asset (liability)	$(77)		$(315)
1.    Primarily related to tax loss and credit carryforwards from operations in the United States, Argentina, Brazil, Switzerland, and Spain.
2.    During the year ended December 31, 2024, the company established a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Details of the company’s operating loss and tax credit carryforwards are shown in the following table:

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2024	2023
Operating loss carryforwards
Expire within 5 years	$222	$103
Expire after 5 years or indefinite expiration	226	303
Total operating loss carryforwards	$448	$406
Tax credit carryforwards
Expire within 5 years	$13	$59
Expire after 5 years or indefinite expiration	91	74
Total tax credit carryforwards	$104	$133
Total operating loss and tax credit carryforwards	$552	$539

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Total Gross Unrecognized Tax Benefits	For the Year Ended December 31,
(In millions)	2024	2023	2022
Total unrecognized tax benefits as of beginning of period	$390	$357	$377
Decreases related to positions taken on items from prior years	(4)	—	(3)
Increases related to positions taken on items from prior years	13	23	4
Increases related to positions taken in the current year	12	16	11
Settlement of uncertain tax positions with tax authorities	(140)	(4)	(24)
Decreases due to expiration of statutes of limitations	(5)	(2)	(5)
Exchange (gain) loss	(3)	—	(3)
Total unrecognized tax benefits as of end of period	$263	$390	$357
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$176	$173	$139
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$(4)	$1	$1
Total accrual (receivable) for interest and penalties associated with unrecognized tax benefits at end of period	$(2)	$11	$13

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made. As of December 31, 2024 and 2023, the company has made cumulative advance deposits of $100 million and $90 million, respectively, to a foreign taxing authority, partially as a prerequisite to petition the court related to an open tax examination. These payments are accounted for as a prepaid asset, included in other assets in the Consolidated Balance Sheets.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2024	Earliest Open Year
Jurisdiction
Argentina	2017
Brazil	2015
Canada	2017
China	2014
France	2021
India	2023
Italy	2019
Spain	2020
Switzerland	2020
United States:
Federal income tax	2012
State and local income tax	2012

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $2,706 million at December 31, 2024. Distributions of profits from non-U.S. subsidiaries are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply; these taxes are partially offset by U.S. foreign tax credits. The company is asserting indefinite reinvestment related to certain investments in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

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

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction they operate. Several jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. For the year ended December 31, 2024, there is no material tax charge associated with these rules. The company will continue to monitor and evaluate legislative developments.

NOTE 9 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	For the Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from continuing operations after income taxes	$863	$941	$1,216
Net income (loss) attributable to continuing operations noncontrolling interests	12	12	11
Income (loss) from continuing operations available to Corteva common stockholders	$851	$929	$1,205
Income (loss) from discontinued operations available to Corteva common stockholders	56	(194)	(58)
Net income (loss) available to common stockholders	$907	$735	$1,147

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Earnings (Loss) Per Share Calculations - Basic	For the Year Ended December 31,
(Dollars per share)	2024	2023	2022
Earnings (loss) per share of common stock from continuing operations	$1.23	$1.31	$1.67
Earnings (loss) per share of common stock from discontinued operations	0.08	(0.27)	(0.08)
Earnings (loss) per share of common stock	$1.31	$1.04	$1.59

Earnings (Loss) Per Share Calculations - Diluted	For the Year Ended December 31,
(Dollars per share)	2024	2023	2022
Earnings (loss) per share of common stock from continuing operations	$1.22	$1.30	$1.66
Earnings (loss) per share of common stock from discontinued operations	0.08	(0.27)	(0.08)
Earnings (loss) per share of common stock	$1.30	$1.03	$1.58

Share Count Information	For the Year Ended December 31,
(Shares in millions)	2024	2023	2022
Weighted-average common shares - basic	693.7	709.0	720.8
Plus dilutive effect of equity compensation plans[1]	2.3	2.9	3.7
Weighted-average common shares - diluted	696.0	711.9	724.5
Potential shares of common stock excluded from EPS calculations[2]	3.1	2.3	1.5
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

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2024	December 31, 2023
Accounts receivable – trade[1]	$4,448	$4,210
Notes receivable – trade[1,2]	167	119
Other[3]	1,061	1,159
Total accounts and notes receivable - net	$5,676	$5,488
1.Accounts and notes receivable – trade are net of allowances of $179 million and $205 million at December 31, 2024 and 2023, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of Seed and Crop Protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2024 and 2023, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $144 million and $131 million as of December 31, 2024 and 2023, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes changes in the allowance for doubtful receivables for the years ended December 31, 2024 and 2023 respectively:

(In millions)
Balance at December 31, 2022	$194
Net provision for credit losses	11
Other - net of write-offs charged against allowance	—
Balance at December 31, 2023	$205
Net provision for credit losses	39
Other - net of write-offs charged against allowance	(65)
Balance at December 31, 2024	$179

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

Trade receivables sold under these agreements were $131 million, $112 million, and $134 million for the years ended December 31, 2024, 2023 and 2022, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2024 and 2023 were $15 million and $2 million, respectively. The net proceeds received were included in cash provided by (used for) operating activities, in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the Consolidated Statements of Operations. The loss on sale of receivables were $9 million and $17 million, and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTE 11 - INVENTORIES

(In millions)	December 31, 2024	December 31, 2023
Finished products	$2,649	$3,273
Semi-finished products	2,297	2,775
Raw materials and supplies	486	851
Total inventories	$5,432	$6,899

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2024	December 31, 2023
Land and land improvements	$425	$440
Buildings	1,715	1,671
Machinery and equipment	6,472	6,315
Construction in progress	462	530
Total property, plant and equipment	$9,074	$8,956
Accumulated depreciation	(4,975)	(4,669)
Total property, plant and equipment - net	$4,099	$4,287

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 2 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 2 to 7 years.

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Depreciation expense	$542	$528	$521

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2023 and 2024, respectively.

(In millions)	Crop Protection	Seed	Total
Balance as of December 31, 2022	$4,618	$5,344	$9,962
Acquisitions[1]	512	—	512
Currency translation adjustment	53	78	131
Balance as of December 31, 2023	$5,183	$5,422	$10,605
Currency translation adjustment	(139)	(96)	(235)
Other goodwill adjustments[2]	38	—	38
Balance as of December 31, 2024	$5,082	$5,326	$10,408
1.On March 1, 2023, the company completed the acquisitions of Stoller and Symborg, which are included in the Crop Protection segment. See Note 4 – Business Combinations, to the Consolidated Financial Statements, for additional information.
2.Includes measurement period adjustments related to the acquisitions of Stoller and Symborg, which were not material.

The company performed annual qualitative testing on all of its reporting units in 2024 and quantitative testing on all of its reporting units in 2023, determining that no goodwill impairments existed in either year. As of December 31, 2024, accumulated impairment losses on goodwill were $4,503 million.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2024			December 31, 2023[1]
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,336)	$4,955	$6,291	$(1,081)	$5,210
Customer-related	2,350	(863)	1,487	2,427	(734)	1,693
Developed technology	1,838	(1,161)	677	1,849	(1,004)	845
Trademarks/trade names	2,056	(380)	1,676	2,111	(339)	1,772
Other[2]	388	(312)	76	395	(294)	101
Total other intangible assets with finite lives	$12,923	$(4,052)	$8,871	$13,073	$(3,452)	$9,621

Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	5	—	5	5	—	5
Total other intangible assets with indefinite lives	5	—	5	5	—	5
Total other intangible assets	$12,928	$(4,052)	$8,876	$13,078	$(3,452)	$9,626
1.Includes the intangible assets acquired in connection with the Stoller and Symborg acquisitions, which were completed on March 1, 2023. See Note 4 – Business Combinations, to the Consolidated Financial Statements, for additional information.
2.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The aggregate pre-tax amortization expense from continuing operations for finite-lived intangible assets was $685 million, $683 million, and $702 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2025	$641
2026	631
2027	570
2028	549
2029	526

NOTE 14 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of approximately 1 to 38 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee generally declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2024, the company has future maximum payments for residual value guarantees in operating leases of $215 million with final expirations through 2034. The company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Operating lease cost	$176	$169	$152
Finance lease cost
Amortization of right-of-use assets	1	1	1
Total finance lease cost	$1	$1	$1
Short-term lease cost	27	23	18
Variable lease cost	8	11	8
Total lease cost	$212	$204	$179

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$188	$169	$155
Financing cash outflows from finance leases	$1	$1	$1

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
New leases entered into during the years ended December 31, 2024 and 2023 were not material, on an individual basis. Supplemental balance sheet information related to leases is as follows:

(In millions)	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets[1]	$414	$412
Current operating lease liabilities[2]	134	131
Noncurrent operating lease liabilities[3]	342	355
Total operating lease liabilities	$476	$486

Finance Leases
Property, plant, and equipment, gross	$14	$14
Accumulated depreciation	(14)	(13)
Property, plant, and equipment, net	$—	$1
Short-term borrowings and finance lease obligations	—	1
Long-term debt	—	1
Total finance lease liabilities	$—	$2
1.Included in other assets in the Consolidated Balance Sheets.
2.Included in accrued and other current liabilities in the Consolidated Balance Sheets.
3.Included in other noncurrent obligations in the Consolidated Balance Sheets.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	6.44	6.63
Financing leases	0.38	1.36
Weighted average discount rate
Operating leases	3.32%	2.98%
Financing leases	3.29%	3.29%

Maturities of lease liabilities are as follows:

Maturity of Lease Liabilities at December 31, 2024	Operating Leases
(In millions)
2025	$146
2026	115
2027	74
2028	56
2029	40
2030 and thereafter	101
Total lease payments	$532
Less: Interest	56
Present value of lease liabilities	$476

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	December 31, 2024	December 31, 2023
Other loans - various currencies	$250	$1
Long-term debt payable within one year	500	196
Finance lease obligations payable within one year	—	1
Total short-term borrowings and finance lease obligations	$750	$198

Long-Term Debt
	December 31, 2024		December 31, 2023
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$500	1.70%	$500	1.70%
Maturing in May 2026	600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%
Maturing in May 2033	600	4.80%	600	4.80%
Other loans:
Foreign currency loans, various rates and maturities	161	12.70%	196	14.80%
Medium-term notes, varying maturities through 2041	104	4.41%	106	5.34%
Finance lease obligations	—		1
Less: Unamortized debt discount and issuance costs	12		16
Less: Long-term debt due within one year	500		196
Total	$1,953		$2,291
Principal payments of long-term debt are $500 million, $761 million and $0 million for debt maturing in 2025, 2026 and 2027, respectively.

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

The fair value of the company's long-term borrowings, including long-term debt due within one year, was $2,366 million and $2,434 million at December 31, 2024 and 2023, respectively.

Debt Offering
In May 2023, the company issued $600 million of 4.5% Senior Notes due in 2026 and $600 million of 4.8% Senior Notes due in 2033 (the “May 2023 Debt Offering”). The proceeds of this offering are intended to be used for general corporate purposes, which may include funding of working capital, capital expenditures and share repurchases.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business ("Foreign Currency Loans"). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2024 was approximately $62 million. The company's long-term Foreign Currency Loans have varying maturities throughout 2026.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2024
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2024	1,000	1,000	February 2025	Floating Rate
Total Committed and Available Credit Facilities		$5,750	$5,750

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, 5 year revolving credit facility and a $2 billion, 3-year revolving credit facility (the "Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the revolving credit facilities have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2024, the company was in compliance with these covenants.

364-Day Revolving Credit Facilities
In February 2024, the company amended and restated its July 2023 (as amended in July 2023 and January 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to February 2025. Borrowings under the 364-Day Revolving Credit Facility have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2024, the company was in compliance with these covenants.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $525 million at December 31, 2024. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $169 million at December 31, 2024. These letters of credit support commitments made in the ordinary course of business.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the financial provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At December 31, 2024 and 2023, the outstanding obligations under supplier finance programs was approximately $88 million and $115 million, respectively, and included within accounts payable in the Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended December 31, 2024 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2023	$115
Invoices confirmed during the year	571
Confirmed invoices paid during the year	(598)
Confirmed obligations outstanding at December 31, 2024	$88

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2024 and 2023, the company had directly guaranteed $64 million and $84 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at December 31, 2024, approximately $15 million had terms greater than one year. The maximum future payments include $4 million and $2 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at December 31, 2024 and 2023, respectively. See Note 10 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $223 million and $187 million at December 31, 2024 and 2023, respectively.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account ("MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2024.

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

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement ("TMA"), the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Dow assets, employees, certain liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among the parties and provides for indemnification obligation among the parties. Under the Corteva Separation Agreements, DuPont indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution and Dow indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont are pursuing a resolution of a matter under the terms of the TMA. The company believes its interpretation of the TMA is correct, but it is reasonably possible that the required third-party assessment may differ from our interpretation, which could have a significant impact to the current carrying value of our indemnification liability. Under the terms of the TMA, the dispute resolution process is expected to be concluded in the first half of 2025.

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

In addition to the TMA dispute process, Corteva initiated a dispute resolution process under the Corteva Separation Agreement with respect to the classification of potential liabilities resulting from certain non-PFAS related disputes. Under the terms of the Corteva Separation Agreement, absent a near-term resolution, the dispute would proceed to arbitration in the second quarter of 2025.

At December 31, 2024 and December 31, 2023, the indemnification assets were $47 million and $44 million, respectively, within accounts and notes receivable - net and $143 million and $104 million, respectively, within other assets in the Consolidated Balance Sheets. At December 31, 2024 and December 31, 2023, the indemnification liabilities were $9 million and $30 million, respectively, within accrued and other current liabilities and $149 million and $106 million, respectively, within other noncurrent obligations in the Consolidated Balance Sheets.

Discontinued Operations Activity
For the year ended December 31, 2024 and 2023, the company recorded benefits (charges) of $56 million and $(194) million, to income (loss) from discontinued operations after income taxes, in the Consolidated Statement of Operations. The after-tax benefit recognized during the year ended December 31, 2024 was driven by charges pursuant to the MOU with Chemours and DuPont relating to PFAS remediation activities primarily at Chemours' Fayetteville Works facility and litigation activity, which were more than offset by a favorable adjustment of certain prior year tax positions for previously divested businesses, the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution, and insurance proceeds related to legacy matters. The after-tax charges recognized during the year ended December 31, 2023 included approximately $(175) million associated with the settlement of certain legacy PFAS related legal matters that are subject to the MOU, including the Nationwide Water District Settlement and the State of Ohio related to natural resource damage claims, and charges associated with environmental remediation activities primarily at Chemours' Fayetteville Works facility.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company.

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleges that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled pursuant to the terms of the cross-license agreement to royalties of $200 million for sales between 2019 and 2023 and other damages. In April 2023, Corteva's motion to dismiss the complaint on the basis that, under the terms of the cross-license agreement and the law, E3® soybeans cannot infringe expired patents was denied. At that time the court also denied Bayer’s motion to dismiss our invalidity counterclaim. In December 2024, Corteva moved for summary judgment on the basis that U.S. Supreme Court precedent prohibits the collection of royalties after patent expiration. In January 2025, the court issued several rulings precluding Corteva's invalidity and inequitable conduct defenses, while also aligning on key aspects of Corteva's patent claim construction. Corteva is seeking the court’s reconsideration of Corteva’s invalidity and inequitable conduct defenses. The trial date is currently scheduled for June 2025.

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

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva's motion to dismiss. Specifically, the court order dismissed the plaintiff's federal damages claims and 13 of the 27 state consumer protection act claims.

Lorsban® Lawsuits
As of December 31, 2024, there were pending asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of December 31, 2024, an accrual has been established for the estimated resolution of certain claims.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2024, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle approximately 95 filed and unfiled matters, remaining in the Ohio MDL, with the exception of the Abbott Case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. In December 2024, the defendants reached a settlement of all of the currently filed and unfiled personal injury cases in the Ohio MDL for $59 million. The settlement is payable in two installments, in which the first payment of $30 million was paid in December 2024, with $4 million contributed by Corteva. The second installment is contingent upon the court dissolving the MDL. As of December 31, 2024, an accrual has been established for the estimated resolution of these claims.

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

EIDP did not make film-forming foams, PFOS, or PFOS products. While EIDP made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EIDP’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

Aqueous Film-Forming Foams. Approximately 5,000 cases remain filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily prostate, kidney, and testicular cancer) from the use of aqueous film-forming foams (“AFFF”) and consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The SC MDL ordered the dismissal of plaintiff claims by September 10, 2024, without prejudice, if such plaintiff could not produce peer reviewed science and expert reports supporting PFAS as both the general and specific causation of their personal injury. The first bellwether personal injury trial is expected to begin in October 2025. Additionally, in December 2023, a class action was filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF.

Nationwide Water District Settlement. On June 1, 2023, Corteva, EIDP, Inc., DuPont, and Chemours (collectively, the “settling companies”) entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL Nationwide Water District Settlement. PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances. The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
presence of PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina.

The total number of requests for exclusion (“opt-outs”) was approximately 1,000 water districts while most public water districts (approximately 93 percent of the Class) remain in the class settlement.

New Jersey. In late March of 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims under the New Jersey Industrial Site Recovery Act (“ISRA”) and for fraudulent conveyance. These cases are proceeding to trial with the Chambers Works site case expected to begin in May 2025.

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

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was settled in December 2023 for $110 million and received final approval under Ohio's judicial consent order process. If approved, Corteva’s share of the settlement under the MOU will be approximately $16 million. As of December 31, 2024, an accrual has been established. The second, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024.

New York. EIDP is a defendant in a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. The trial for the Baker Class Action is expected to begin in July 2025.

EIDP is a defendant in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. This district submitted a timely opt-out request from the Nationwide Water District Settlement.

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed by 31 state attorneys general, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase. While the recent mediation of the natural resource case in North Carolina and New Jersey concluded without resolution, discussions continue between the parties to seek a resolution.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when the further opportunity for appeals

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
expires under the Ohio judicial consent order process, with Corteva’s share under the MOU being approximately $4 million, for which an accrual has been established. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, that such discussions remain in their early stages. As of December 31, 2024, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The trial for the Centre, Alabama water district carpet mill case is scheduled for March 2025. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

At December 31, 2024, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
In a state court action approximately 2,400 individual well owners near the Fayetteville Works facility seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence, water monitoring and property damage allegedly caused by release of certain PFCs. In addition, several personal injury cases have been filed in the North Carolina federal court alleging thyroid disease, and prostate, breast and kidney cancers as a result of PFAS exposure.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see page F-36-37.

The accrued environmental obligations and indemnification assets include the following:

	As of December 31, 2024
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$163	$167	$265
Other discontinued or divested businesses obligations[1]	33	72	204

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	49	52	61

Environmental remediation liabilities not subject to indemnity	—	89	72

Indemnification liabilities related to the MOU[4]	26	98	14
Total	$271	$478	$616
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page F-37, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $21 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $46 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page F-42 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page F-36, under the header "Chemours Separation Agreement (Performance Chemicals)."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EIDP’s demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page F-41.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
(collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group, filed a lawsuit in federal court against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. As of December 31, 2024, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

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

NOTE 17 - STOCKHOLDERS' EQUITY

Common Stock
Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2024, 2023, and 2022:

Shares of common stock	Issued
Balance December 31, 2021	726,527,000
Issued	4,317,000
Repurchased and retired	(17,425,000)
Balance December 31, 2022	713,419,000
Issued	1,965,000
Repurchased and retired	(14,124,000)
Balance December 31, 2023	701,260,000
Issued	2,244,000
Repurchased and retired	(17,909,000)
Balance December 31, 2024	685,595,000

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 17,909,000 and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $1 billion and $500 million during the year ended December 31, 2024 and 2023, respectively. Included within the shares repurchased during the year ended December 31, 2024 were $125 million of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee's periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Below is a summary of the EIDP Preferred Stock at December 31, 2024 and 2023 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2022
Balance January 1, 2022	$(2,543)	$72	$(396)	$(31)	$—	$(2,898)
Other comprehensive income (loss) before reclassifications	(340)	63	213	190	—	126
Amounts reclassified from accumulated other comprehensive income (loss)	—	(55)	20	1	—	(34)
Net other comprehensive income (loss)	$(340)	$8	$233	$191	$—	$92
Balance December 31, 2022	$(2,883)	$80	$(163)	$160	$—	$(2,806)
2023
Other comprehensive income (loss) before reclassifications	425	(123)	(188)	38	—	152
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	(2)	(9)	—	(23)
Net other comprehensive income (loss)	$425	$(135)	$(190)	$29	$—	$129
Balance December 31, 2023	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
2024
Other comprehensive income (loss) before reclassifications	(1,014)	27	127	40	(6)	(826)
Amounts reclassified from accumulated other comprehensive income (loss)	—	44	—	(10)	—	34
Net other comprehensive income (loss)	$(1,014)	$71	$127	$30	$(6)	$(792)
Balance December 31, 2024	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
1.The cumulative translation adjustment losses for the year ended December 31, 2024 was primarily driven by the strengthening of the U.S. Dollar ("USD") against the Brazilian Real ("BRL"), Euro ("EUR"), Swiss Franc ("CHF") and Mexican Peso ("MXN"). The cumulative translation adjustment gains for the year ended December 31, 2023 was primarily driven by the weakening of the U.S. Dollar ("USD") against the Swiss Franc ("CHF"), Brazilian Real ("BRL") and Euro ("EUR"). The cumulative translation adjustment losses for the year ended December 31, 2022 was primarily driven by the strengthening of the U.S. dollar ("USD") against the Euro ("EUR"), Indian Rupee ("INR"), South African Rand ("ZAR") and Philippine Peso ("PHP).

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Derivative instruments	$(12)	$50	$3
Pension benefit plans - net	(35)	60	(68)
Other benefit plans - net	(8)	(9)	(56)
Unrealized gains (losses) on investments	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(55)	$101	$(121)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	For the Year Ended December 31,
	2024	2023	2022
Derivative Instruments[1]:	$65	$(8)	$(63)
Tax (benefit) expense[2]	(21)	(4)	8
After-tax	$44	$(12)	$(55)
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(4)	$(3)	$(3)
Actuarial (gains) losses[3,4]	1	—	3
Settlement (gain) loss[3,4]	2	—	25
Total before tax	$(1)	$(3)	$25
Tax (benefit) expense[2]	1	1	(5)
After-tax	$—	$(2)	$20
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(2)	$(1)
Actuarial (gains) losses[3,4]	(13)	(10)	2
Total before tax	$(14)	$(12)	$1
Tax (benefit) expense[2]	4	3	—
After-tax	$(10)	$(9)	$1
Unrealized (gain) loss on investments[4]	$—	$—	$—
Tax (benefit) expense[2]	—	—	—
After-tax	$—	$—	$—
Total reclassifications for the period, after-tax	$34	$(23)	$(34)
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

The company made total contributions of $50 million, $52 million, and $60 million to its pension plans other than the principal U.S. pension plan for the years ended December 31, 2024, 2023 and 2022, respectively. Corteva expects to contribute approximately $40 million to its pension plans other than the principal U.S. pension plan in 2025. The company does not anticipate making contributions to its principal U.S. pension plan in 2025.
The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2024	December 31, 2023
Discount rate	5.59%	4.97%
Rate of increase in future compensation levels[1]	2.87%	2.87%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2024	2023	2022
Discount rate	4.97%	5.17%	3.33%
Rate of increase in future compensation levels[1]	2.87%	2.83%	2.55%
Expected long-term rate of return on plan assets	4.57%	4.55%	4.51%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

Other Post-Employment Benefits
The company has historically provided medical, dental and life insurance benefits to certain pensioners and survivors. The majority of U.S. employees hired on or after January 1, 2007, and eligible employees under the age of 50 as of November 30, 2018, are not eligible to participate in the post-employment medical, dental and life insurance plans. Substantially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with costs shared between the company and pensioners and survivors. For Medicare eligible pensioners and survivors, Corteva provides a company-funded Health Reimbursement Arrangement ("HRA"). In December 2020, the company amended its retiree medical, dental and life insurance plans to no longer provide retiree dental and life insurance benefits effective January 1, 2022 and to cap Corteva’s portion of the cost of non-Medicare retiree medical coverage to the level in effect as of December 31, 2021 ("2020 OPEB Plan Amendments"). As a result of these changes, the company recorded a $939 million decrease in other post-employment benefits ("OPEB") benefit obligations as of December 31, 2020 with a corresponding prior service benefit within other comprehensive income for the year ended December 31, 2020. A substantial amount of the prior service benefit within other comprehensive income (loss) in 2020 was recognized in other income (expense) - net in the Consolidated Statement of Operations during 2021 with the remainder recognized during 2022.

The company also provides disability benefits to employees. In most countries, employee disability benefit plans are insured. In the U.S., these plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-49.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $101 million, $97 million, and $122 million for the years ended December 31, 2024, 2023 and 2022, respectively. Changes in cash requirements reflect the net impact of per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-payments and deductibles. In 2025, the company expects to contribute approximately $105 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2024	December 31, 2023
Discount rate	5.50%	4.92%

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2024	2023	2022
Discount rate	4.92%	5.09%	2.59%

As of December 31, 2024, 2023 and 2022, health care cost trend rates do not impact the benefit obligations for the OPEB plans because of the 2020 OPEB Plan Amendments.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Summarized information on the company's pension and other post-employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post-Employment Benefits
(In millions)	For the Year Ended December 31,		For the Year Ended December 31,
	2024	2023	2024	2023
Change in benefit obligations:
Benefit obligation at beginning of the period	$13,440	$13,982	$925	$1,021
Service cost	16	18	—	1
Interest cost	648	690	42	49
Plan participants' contributions	2	1	18	20
Actuarial (gain) loss	(580)	311	(51)	(49)
Benefits paid	(1,241)	(1,304)	(120)	(117)
Plan amendments	—	—	(1)	—
Other[1]	—	(257)	—	—
Effect of foreign exchange rates	(63)	(1)	(1)	—
Benefit obligations at end of the period	$12,222	$13,440	$812	$925

Change in plan assets:
Fair value of plan assets at beginning of the period	$11,755	$12,584	$—	$—
Actual return on plan assets	116	661	—	—
Employer contributions	50	52	101	97
Plan participants' contributions	2	1	18	20
Benefits paid	(1,241)	(1,304)	(120)	(117)
Other[1]	—	(257)	—	—
Effect of foreign exchange rates	(52)	18	1	—
Fair value of plan assets at end of the period	$10,630	$11,755	$—	$—
Funded status
U.S. plan with plan assets	$(1,268)	$(1,336)	$—	$—
Non-U.S. plans with plan assets	(41)	(43)	—	—
All other plans [2,3]	(283)	(306)	(812)	(925)
Funded status at end of the period	$(1,592)	$(1,685)	$(812)	$(925)
1.Primarily relates to transfers of certain benefit obligations and related assets associated with the principal U.S. pension plan to an insurance company through the purchase of nonparticipating group annuity contracts.
2.As of December 31, 2024 and 2023, $131 million and $155 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.
3.Includes pension plans maintained around the world where funding is not customary.

	Defined Benefit Pension Plans		Other Post-Employment Benefits
	December 31,		December 31,
(In millions)	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$2	$2	$—	$—
Accrued and other current liabilities	(32)	(31)	(103)	(114)
Pension and other post-employment benefits	(1,562)	(1,656)	(709)	(811)
Net amount recognized	$(1,592)	$(1,685)	$(812)	$(925)

Pretax amounts recognized in accumulated other comprehensive income (loss):
Net gain (loss)	$(320)	$(487)	$276	$238
Prior service benefit (cost)	17	22	14	14
Pretax balance in accumulated other comprehensive income (loss) at end of year	$(303)	$(465)	$290	$252

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The gain related to the change in pension and OPEB plan benefit obligations for the period ended December 31, 2024 is primarily due to the increase in the discount rate.

The accumulated benefit obligation for all pension plans was $12.2 billion and $13.4 billion at December 31, 2024 and 2023, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2024	December 31, 2023
(In millions)
Projected benefit obligations	$12,094	$13,262
Fair value of plan assets	$10,500	$11,575

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2024	December 31, 2023
(In millions)
Accumulated benefit obligations	$11,995	$13,155
Fair value of plan assets	$10,414	$11,488

(In millions)	Defined Benefit Pension Plans			Other Post-Employment Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive income (loss)	2024	2023	2022	2024	2023	2022
Net Periodic Benefit (Credit) Cost:
Service cost	$16	$18	$20	$—	$1	$1
Interest cost	648	690	505	42	49	26
Expected return on plan assets	(531)	(605)	(720)	—	—	—
Amortization of unrecognized loss (gain)	1	—	3	(13)	(10)	2
Amortization of prior service (benefit) cost	(4)	(3)	(3)	(1)	(2)	(1)
Curtailment (gain) loss	—	—	—	—	—	—
Settlement loss	2	—	25	—	—	—
Net periodic benefit (credit) cost - Total	$132	$100	$(170)	$28	$38	$28
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	$164	$(255)	$274	$51	$49	$246
Amortization of unrecognized (gain) loss	1	—	3	(13)	(10)	2
Prior service benefit (cost)	—	—	—	1	—	—
Amortization of prior service (benefit) cost	(4)	(3)	(3)	(1)	(2)	(1)
Curtailment (gain) loss	—	—	—	—	—	—
Settlement loss	2	—	25	—	—	—
Effect of foreign exchange rates	(1)	8	2	—	1	—
Total benefit (loss) recognized in other comprehensive income (loss), attributable to Corteva	$162	$(250)	$301	$38	$38	$247
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$30	$(350)	$471	$10	$—	$219

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2024	Defined Benefit Pension Plans	Other Post-Employment Benefits
(In millions)
2025	$1,224	$103
2026	1,186	97
2027	1,150	91
2028	1,116	85
2029	1,078	79
Years 2030-2034	4,806	314
Total	$10,560	$769

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

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2024	December 31, 2023
Asset Category
U.S. equity securities	9%	9%
Non-U.S. equity securities	5	5
Fixed income securities	67	64
Hedge funds	—	2
Private market securities	12	11
Real estate	7	7
Cash and cash equivalents	—	2
Total	100%	100%

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

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2024
(In millions)
Cash and cash equivalents	$1,030	$1,030	$—	$—
U.S. equity securities [1]	1,030	1,026	1	3
Non-U.S. equity securities	389	388	—	1
Debt – government-issued	1,628	—	1,628	—
Debt – corporate-issued	3,540	—	3,540	—
Debt – asset-backed	590	—	590	—
Hedge funds	5	—	2	3
Private market securities	3	—	—	3
Real estate funds	101	—	—	101
Other	51	—	—	51
Subtotal	$8,367	$2,444	$5,761	$162
Investments measured at net asset value
Debt - government issued	39
Debt - corporate-issued	3
U.S. equity securities	21
Non-U.S. equity securities	20
Hedge funds	11
Private market securities	1,810
Real estate funds	642
Total investments measured at net asset value	$2,546
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	79
Pension trust payables [3]	(362)
Total	$10,630
1.The Corteva pension plans directly held $132 million (approximately 1 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2024.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,148	$1,148	$—	$—
U.S. equity securities[1]	1,108	1,106	1	1
Non-U.S. equity securities	441	439	—	2
Debt – government-issued	1,601	—	1,601	—
Debt – corporate-issued	3,908	—	3,906	2
Debt – asset-backed	637	—	637	—
Hedge funds	5	—	2	3
Private market securities	6	—	—	6
Real estate funds	52	—	—	52
Other	55	—	—	55
Subtotal	$8,961	$2,693	$6,147	$121
Investments measured at net asset value
Debt - government issued	$42
Debt - corporate-issued	3
U.S. equity securities	19
Non-U.S. equity securities	21
Hedge funds	143
Private market securities	1,928
Real estate funds	768
Total investments measured at net asset value	$2,924
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	315
Pension trust payables[3]	(445)
Total	$11,755
1.The Corteva pension plans directly held $204 million (approximately 2 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2023.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2024 and 2023:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Hedge funds	Private market securities	Real estate	Other	Total
(In millions)
Balance at January 1, 2023	$3	$—	$—	$3	$4	$132	$62	$204
Actual return on assets:
Relating to assets sold during the year ended December 31, 2023	(1)	(9)	—	—	—	—	—	(10)
Relating to assets held at December 31, 2023	—	10	(5)	—	2	(24)	4	(13)
Purchases, sales and settlements, net	(1)	1	7	—	—	(35)	(13)	(41)
Transfers in or out of Level 3, net	—	—	—	—	—	(21)	2	(19)
Balance at December 31, 2023	$1	$2	$2	$3	$6	$52	$55	$121
Actual return on assets:
Relating to assets sold during the year ended December 31, 2024	—	3	(14)	—	—	—	—	(11)
Relating to assets held at December 31, 2024	2	—	14	—	(3)	(68)	(2)	(57)
Purchases, sales and settlements, net	—	(4)	—	—	—	1	(2)	(5)
Transfers in or out of Level 3, net	—	—	(2)	—	—	116	—	114
Balance at December 31, 2024	$3	$1	$—	$3	$3	$101	$51	$162

Trust Assets
EIDP entered into a trust agreement in 2013 (as amended and restated in 2017, "the Trust") that established and requires EIDP to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event and resulted in a contribution to the Trust by EIDP. Additionally, the Separation resulted in Corteva transferring a portion of the balance of the Trust to DuPont at the Separation date. During the years ended December 31, 2024 and 2023, $48 million and $47 million, respectively, was distributed by EIDP according to the Trust agreement, and at December 31, 2024 and 2023, the balance in the Trust was $176 million and $214 million, respectively. The Trust Assets are classified as current restricted cash equivalents and included within other current assets in the Consolidated Balance Sheets. See Note 7 - Supplementary Information, to the Consolidated Financial Statements, for further information.

Defined Contribution Plans
Corteva provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers almost all of the U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of Corteva may participate. Currently, Corteva contributes 100 percent of the first six percent of the employee's contribution election and also contributes three percent of each eligible employee's eligible compensation regardless of the employee's contribution.

Corteva's contributions to the Plan were $100 million, $101 million, and $97 million for the years ended December 31, 2024, 2023 and 2022, respectively. Corteva's matching contributions vest immediately upon contribution. The three percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $46 million, $45 million, and $36 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

On June 1, 2019 (“Adoption Date”), in connection with the Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Separation. At December 31, 2024, approximately 9 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in income (loss) from continuing operations before income taxes within the Consolidated Statement of Operations was $64 million, $54 million, and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively. The income tax benefits related to stock-based compensation arrangements were $(12) million, $(10) million, and $(10) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the assumptions set forth in the below table. The weighted-average grant-date fair value of options granted for the years ended December 31, 2024, 2023 and 2022 was $18.80, $21.42 and $14.12, respectively.

Weighted-Average Assumptions	For the Year ended December 31,
	2024	2023	2022
Dividend yield	1.18%	0.96%	1.09%
Expected volatility	32.17%	31.07%	28.95%
Risk-free interest rate	4.2%	4.1%	1.9%
Expected life of stock options granted during period (years)	6.0	6.0	6.0

The company determined the dividend yield by dividing the annualized dividend on Corteva’s Common Stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. For the years ended December 31, 2024, 2023 and 2022, the measurement of volatility is based on the average volatility of eight of Corteva's peer companies. Corteva's peer volatility is based on the historical volatility of each business respectively. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by utilizing the simplified method for estimating expected term.

The following table summarizes stock option activity for year ended December 31, 2024:

Stock Options	For the Year Ended December 31, 2024
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,916	$41.61	4.99	$30,606
Granted	372	54.48
Exercised	(987)	38.13
Forfeited/Expired	(44)	54.41
Outstanding at December 31, 2024	3,257	$43.97	4.46	$43,761
Exercisable at December 31, 2024	2,592	$40.93	3.44	$42,025

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period ended December 31, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 were $20 million, $14 million, and $43 million, respectively. The company recognized tax benefits from options exercised for the years ended December 31, 2024, 2023 and 2022 of $(4) million, $(3) million and $(8) million, respectively.

As of December 31, 2024, $7 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1.1 years.

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

The company grants PSUs to senior leadership. In 2024, there were 355,728 PSUs granted. Vesting for PSUs granted in 2024, 2023, and 2022 is partially based on the realization of the Company’s improvement of its Return on Net Assets (“RONA”) and Operating Earnings Per Share ("EPS") during the Performance Period. Vesting for PSUs granted in 2021 is partially based on the realization of the Company’s improvement of its Return on Invested Capital (“ROIC”) and Operating EPS during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in 2024 of $54.49 was based upon the market price of the underlying common stock as of the grant date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Nonvested awards of RSUs and PSUs are shown below.

RSUs and PSUs	For the Year Ended December 31, 2024
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2024	3,496	$53.05
Granted	1,679	54.56
Vested	(1,252)	50.57
Forfeited	(280)	49.64
Nonvested at December 31, 2024	3,643	$55.12

The total fair value of stock units vested for the years ended December 31, 2024, 2023 and 2022 was $63 million, $58 million and $88 million, respectively. The weighted-average grant-date fair value of stock units granted for the years ended December 31, 2024, 2023 and 2022 was $54.56, $62.22 and $51.99, respectively.

As of December 31, 2024, $63 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.1 years.

NOTE 20 - FINANCIAL INSTRUMENTS

At December 31, 2024 and 2023, the company had $2,179 million and $1,746 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; $63 million and $98 million at December 31, 2024 and 2023, respectively, of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $55 million at December 31, 2023, of held-to-maturity securities (primarily foreign government bonds) classified as marketable securities and included in other assets in the Consolidated Balance Sheets, as these securities had maturities of more than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at December 31, 2024, the company had $97 million of available-for-sale securities (primarily foreign government bonds) classified as other assets in the Consolidated Balance Sheet, as these securities had maturities of more than one year at the time of purchase. The company’s held-to-maturity securities relating to investments in foreign government bonds at December 31, 2024 and 2023 are discussed further in the “Debt Securities” section.

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

The aggregate notional amounts for the company's derivative instruments that are designated and not designated as hedging instruments was a net buy (sell) position of $(1,056) million and $(1,600) million at December 31, 2024 and 2023, respectively.

Foreign Currency Risk
The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes and to mitigate the exposure of certain investments in foreign subsidiaries against

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$(71)	$55	$47
Additions and revaluations of derivatives designated as cash flow hedges	(29)	(87)	102
Clearance of hedge results to earnings	51	(39)	(94)
Ending balance	$(49)	$(71)	$55

At December 31, 2024, an after-tax net loss of $45 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

(In millions)	For the Year Ended December 31,
	2024	2023	2022
Beginning balance	$1	$10	$32
Additions and revaluations of derivatives designated as cash flow hedges	19	(36)	(61)
Clearance of hedges results to earnings	(7)	27	39
Ending balance	$13	$1	$10

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
At December 31, 2024, an after-tax net gain of $13 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
In May 2024, the company designated €500 million of forward contracts to exchange Euro as net investment hedges. An additional tranche of €500 million of forward contracts to exchange Euro were executed in July 2024 and also designated as net investment hedges. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in Euro/USD exchange rates. These hedges expired and were settled in December 2024. The company had previously designated €1.2 billion and €450 million of forward contracts to exchange Euro as net investment hedges, which expired and were settled in May 2024 and March 2023, respectively.

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

The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$—
Commodity contracts	Other current assets	8	—	8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	71	(45)	26
Commodity Contracts	Other current assets	12	—	12
Total asset derivatives		$91	$(45)	$46

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$—	$—	$—
Commodity contracts	Accrued and other current liabilities	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	104	(45)	59
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$111	$(45)	$66

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

		December 31, 2023
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$—
Commodity contracts	Other current assets	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	83	(33)	50
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$88	$(33)	$55

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity contracts	Accrued and other current liabilities	6	—	6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	38	(33)	5
Commodity contracts	Accrued and other current liabilities	8	—	8
Total liability derivatives		$75	$(33)	$42
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] - Pre-Tax
	For the Year Ended December 31,
(In millions)	2024	2023	2022
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$48	$—	$28
Cash flow hedges:
Foreign currency contracts	29	(54)	(90)
Commodity contracts	(59)	(123)	130
Total derivatives designated as hedging instruments	$18	$(177)	$68
1.OCI is defined as other comprehensive income (loss).

(in millions)	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	For the Year Ended December 31,
	2024	2023	2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$9	$(41)	$(59)
Commodity contracts[2]	(74)	49	122
Total derivatives designated as hedging instruments	(65)	8	63
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(130)	(28)	(12)
Foreign currency contracts[2]	23	(77)	(6)
Commodity contracts[2,4]	(34)	(20)	(21)
Commodity contracts[3]	(2)	2	—
Total derivatives not designated as hedging instruments	(143)	(123)	(39)
Total derivatives	$(208)	$(115)	$24
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

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities at December 31, 2024 and 2023, and available-for-sale securities at December 31, 2024. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency. The company's investments in debt securities classified as held-to-maturity at December 31, 2024 with a contractual maturity within one year was $55 million.

The company’s investments in debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the Consolidated Statements of Operations. The debt securities classified as available-for-sale at December 31, 2024 with a contractual maturity of one to five years had an amortized cost of $103 million, gross unrealized gains (losses) of $(6) million and a fair value of $97 million.

The estimated fair value of the available-for-sale securities as of December 31, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the closing price at the end of the period quoted market prices in active markets for identical assets and liabilities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 21 - FAIR VALUE MEASUREMENTS

The table below summarizes the basis used to measure certain assets and liabilities relating to marketable securities and derivative assets and liabilities at fair value on a recurring basis.

Significant Other Observable Inputs	December 31, 2024	December 31, 2023
(In millions)	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$63	$98
Debt securities:
Foreign government bonds[2]	97	—
Derivatives relating to:[3]
Foreign currency	71	83
Commodity Contracts	20	5
Total assets at fair value	$251	$186
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	$104	$61
Commodity contracts	7	14
Total liabilities at fair value	$111	$75
1.Reflects significant other observable inputs.
2.Represents the company's investments in debt securities that are classified as available-for-sale, which are included in the Consolidated Balance Sheets.
3.See Note 20 - Financial Instruments, to the Consolidated Financial Statements, for the classification of derivatives in the Consolidated Balance Sheets.

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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2024 and 2023.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Fair Value Measurements on a Nonrecurring Basis
As part of the Crop Protection Operations Strategy Restructuring Program, the company plans to exit its production activities at its site in Pittsburg, California, as well as cease operations in select manufacturing lines at other locations. During the year ended December 31, 2023, the company recognized a pre-tax non-cash impairment charge of $152 million to restructuring and asset related charges – net, in the Consolidated Statement of Operations, consisting of a charge of $92 million and $60 million relating to operating lease assets and property, plant and equipment, respectively, which were classified as Level 3 measurements using unobservable inputs.

See Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

NOTE 22 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	For the Year Ended December 31,
(In millions)	2024	2023	2022
United States	$7,866	$7,783	$7,553
Canada	794	807	741
EMEA	3,124	3,367	3,256
Latin America[1]	3,776	3,906	4,445
Asia Pacific	1,348	1,363	1,460
Total	$16,908	$17,226	$17,455
1.Net sales for Brazil for the years ended December 31, 2024, 2023 and 2022 were $2,618 million, $2,523 million and $3,137 million, respectively.

	Net Property
	As of December 31,
(In millions)	2024	2023	2022
United States	$2,878	$2,922	$2,992
Canada	101	119	116
EMEA	522	548	538
Latin America	514	608	506
Asia Pacific	84	90	102
Total	$4,099	$4,287	$4,254

NOTE 23 - SEGMENT INFORMATION
Corteva’s reportable segments reflect the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (Seed and Crop Protection). The company's CODM is the Chief Executive Officer. The primary measure used by Corteva's CODM for purposes of allocating resources to the segments and assessing segment performance is segment operating EBITDA.

Segment operating EBITDA is primarily utilized in the annual planning and monthly forecasting processes. On a monthly basis, the CODM considers variances between comparable prior year actual results and current year actual or forecasted results when evaluating the company's success in delivering its innovative proprietary technology to farmers and monitoring of expected savings from cost and productivity actions. The CODM also utilizes segment operating EBITDA when evaluating the impacts of market-driven trends on segment performance, such as input costs and inflationary and currency impacts.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2024
Net sales	$9,545	$7,363	$16,908
Segment operating EBITDA	2,219	1,272	3,491
Depreciation and amortization	805	422	1,227
Segment assets	21,246	14,241	35,487
Investments in nonconsolidated affiliates	57	77	134
Purchases of property, plant and equipment	365	232	597
As of and for the Year Ended December 31, 2023
Net sales	$9,472	$7,754	$17,226
Segment operating EBITDA	2,117	1,374	3,491
Depreciation and amortization	814	397	1,211
Segment assets	22,732	15,004	37,736
Investments in nonconsolidated affiliates	39	76	115
Purchases of property, plant and equipment	332	263	595
As of and for the Year Ended December 31, 2022
Net sales	$8,979	$8,476	$17,455
Segment operating EBITDA	1,656	1,684	3,340
Depreciation and amortization	839	384	1,223
Segment assets	22,952	14,097	37,049
Investments in nonconsolidated affiliates	35	67	102
Purchases of property, plant and equipment	225	380	605

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Year Ended December 31, 2024
Net sales	$9,545	$7,363	$16,908
Cost of goods sold	4,876	4,636	9,512
Other expenses[1]	2,450	1,455	3,905
Segment operating EBITDA	$2,219	$1,272	$3,491

(In millions)	Seed	Crop Protection	Total
For the Year Ended December 31, 2023
Net sales	$9,472	$7,754	$17,226
Cost of goods sold	4,982	4,913	9,895
Other expenses[1]	2,373	1,467	3,840
Segment operating EBITDA	$2,117	$1,374	$3,491

(In millions)	Seed	Crop Protection	Total
For the Year Ended December 31, 2022
Net sales	$8,979	$8,476	$17,455
Cost of goods sold	4,898	5,454	10,352
Other expenses[1]	2,425	1,338	3,763
Segment operating EBITDA	$1,656	$1,684	$3,340
1.Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	For the Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from continuing operations after income taxes	$863	$941	$1,216
Provision for (benefit from) income taxes on continuing operations	412	152	210
Income (loss) from continuing operations before income taxes	$1,275	$1,093	$1,426
Depreciation and amortization	1,227	1,211	1,223
Interest income	(132)	(283)	(124)
Interest expense	233	233	79
Exchange (gains) losses - net	284	397	229
Non-operating (benefits) costs - net	174	151	(111)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items	315	579	502
Corporate expenses	115	110	116
Segment operating EBITDA	$3,491	$3,491	$3,340

Segment assets to total assets (in millions)	December 31, 2024	December 31, 2023
Total segment assets	$35,487	$37,736
Corporate assets	5,338	5,260
Total assets	$40,825	$42,996

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The years ended December 31, 2024, 2023 and 2022, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2024
Restructuring and asset related charges - net[1]	$(55)	$(142)	$(91)	$(288)
Estimated settlement expense[2]	—	(101)	—	(101)
Inventory write-offs[3]	2	—	—	2
Gain (loss) on sale of business, assets and equity investments[3]	4	3	—	7
Acquisition-related costs[6]	—	(6)	—	(6)
Insurance proceeds[7]	—	71	—	71
Total	$(49)	$(175)	$(91)	$(315)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2023
Restructuring and asset related charges - net[1]	$(86)	$(228)	$(22)	$(336)
Estimated settlement expense[2]	—	(204)	—	(204)
Inventory write-offs[3]	(7)	—	—	(7)
Spare parts write-off[4]	—	(12)	—	(12)
Gain (loss) on sale of business, assets and equity investments[3]	4	10	—	14
Employee Retention Credit	—	3	—	3
AltEn facility remediation charges	(10)	—	—	(10)
Seed sale associated with Russia Exit[3,5]	18	—	—	18
Acquisition-related costs[6]	—	(45)	—	(45)
Total	$(81)	$(476)	$(22)	$(579)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2022
Restructuring and asset related charges - net[1]	$(228)	$(37)	$(98)	$(363)
Estimated settlement expense[2]	—	(87)	—	(87)
Inventory write-offs[3]	(33)	—	—	(33)
Gain (loss) on sale of business, assets and equity investments[3]	(5)	15	—	10
Settlement costs associated with Russia Exit[3]	(8)	—	—	(8)
Employee Retention Credit	6	3	—	9
AltEn facility remediation charges	(33)	—	—	(33)
Seed sale associated with Russia Exit[3,5]	3	—	—	3
Total	$(298)	$(106)	$(98)	$(502)
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
7.Includes proceeds received related to prior significant items.

Explanatory Note

During management’s review of the financial results for the fourth quarter of 2024, a material misclassification in the EIDP, Inc. Statements of Cash Flows was identified. Beginning in the fourth quarter of 2023, and continuing into each of the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 (collectively, the “Affected Periods”), cash outflows covering intercompany activities with Corteva, Inc., EIDP’s parent company (“Parent”), were incorrectly reflected within “Cash provided by (used for) operating activities – continuing operations” rather than “Cash provided by (used for) investing and financing activities.” There was no impact to EIDP’s Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Equity in any of the Affected Periods noted above. The impacts are discussed in further detail in EIDP Note 1 – Basis of Presentation, of the EIDP Consolidated Financial Statements. Management of EIDP has also reassessed its internal control over financial reporting and disclosure controls and procedures and determined that they were not effective as of December 31, 2023 and continue to be ineffective at December 31, 2024 as a result of a material weakness related to the lack of design and maintenance of effective controls to evaluate the appropriate cash flow classification for intercompany transactions between EIDP and Corteva, Inc., as further described in Part II, Item 9A – Controls and Procedures, and Management’s Report on Internal Control over Financial Reporting, of this Annual Report on Form 10-K.

EIDP, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly EIDP's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The Consolidated Financial Statements have been audited by EIDP's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, EIDP's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following pages.
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
Management assessed the effectiveness of EIDP's internal control over financial reporting as of December 31, 2024, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EIDP did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in internal control over financial reporting as EIDP did not design and maintain effective controls to evaluate the appropriate classification of the cash flows related to intercompany transactions between EIDP and Corteva. This material weakness resulted in the restatement of EIDP’s Consolidated Statement of Cash Flows for the year ended December 31, 2023, as well as a material misclassification of the Consolidated Statements of Cash Flows for each of the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024. Additionally, if not remediated, this material weakness could result in misstatements of the aforementioned cash flow statements or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EIDP's internal control over financial reporting as of December 31, 2024, as stated in their report, which is presented on the following pages.
Remediation Plan
To remediate the material weakness in its internal control over financial reporting related to the classification of intercompany transactions between EIDP and Corteva in EIDP’s Consolidated Statements of Cash Flows, EIDP will be introducing enhancements to the design of its disclosure controls and procedures as they relate to the presentation of intercompany activity between EIDP and Corteva within the EIDP Consolidated Statements of Cash Flows. These enhancements to its internal control over financial reporting will include: (i) improving the existing process design to generate the statement of cash flows, including the identification of relevant control points to validate the output from the process is complete and accurate, and (ii) formal assessments of the EIDP financial reporting implications of any future intercompany arrangements between EIDP and Corteva.
While EIDP anticipates that these enhancements will remediate the material weakness in its internal control over financial reporting, EIDP will not be able to conclude whether such efforts have been successful until an adequate period of time has passed to enable management to test the design and operational effectiveness of the enhanced controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness or modify certain of the planned remediation measures.

Charles V. Magro Chief Executive Officer and Director	David P. Johnson Executive Vice President, Chief Financial Officer and Director
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EIDP, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EIDP, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls to evaluate the appropriate classification of the cash flows related to intercompany transactions between EIDP and its parent, Corteva.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2023 financial statements to correct an error.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Product Sales

As described in Notes 2 and 5 to the Corteva, Inc. consolidated financial statements, net sales were $16.908 billion for the year ended December 31, 2024. Substantially all of the Company’s revenue is derived from product sales. Revenue is recognized from product sales when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. Control transfer occurs at a point in time according to shipping terms. The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and management’s best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price primarily utilize the expected value method based on historical experience. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating revenue transactions by testing, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as purchase orders, invoices, shipment or delivery documents, and cash receipts, as applicable; (ii) testing, on a sample basis, the recognition of variable consideration for rebates issued and discounts granted during the year by obtaining and inspecting source documents, such as support for the nature of the variable consideration, amount, and agreement with the customer; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end, and, for confirmations not returned, obtaining and inspecting source documents, including invoices, shipment or delivery documents, and subsequent cash receipts, as applicable.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2025

We have served as the Company’s auditor since 1946.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2024	2023	2022
Net sales	$16,908	$17,226	$17,455
Cost of goods sold	9,529	9,920	10,436
Research and development expense	1,402	1,337	1,216
Selling, general and administrative expenses	3,196	3,176	3,173
Amortization of intangibles	685	683	702
Restructuring and asset related charges - net	288	336	363
Other income (expense) - net	(261)	(448)	(60)
Interest expense	233	253	124
Income (loss) from continuing operations before income taxes	$1,314	$1,073	$1,381
Provision for (benefit from) income taxes on continuing operations	421	147	199
Income (loss) from continuing operations after income taxes	$893	$926	$1,182
Income (loss) from discontinued operations after income taxes	56	(194)	(58)
Net income (loss)	$949	$732	$1,124
Net income (loss) attributable to noncontrolling interests	2	2	1
Net income (loss) attributable to EIDP, Inc.	$947	$730	$1,123

See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$949	$732	$1,124
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(1,014)	425	(340)
Adjustments to pension benefit plans	127	(190)	233
Adjustments to other benefit plans	30	29	191
Unrealized gain (loss) on investments	(6)	—	—
Derivative instruments	71	(135)	8
Total other comprehensive income (loss)	(792)	129	92
Comprehensive income (loss)	157	861	1,216
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	2	1
Comprehensive income (loss) attributable to EIDP, Inc.	$155	$859	$1,215

See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$3,106	$2,644
Marketable securities	63	98
Accounts and notes receivable - net	5,676	5,488
Inventories	5,432	6,899
Other current assets	820	1,131
Total current assets	$15,097	$16,260
Investment in nonconsolidated affiliates	134	115
Property, plant and equipment	9,074	8,956
Less: Accumulated depreciation	4,975	4,669
Net property, plant and equipment	4,099	4,287
Goodwill	10,408	10,605
Other intangible assets	8,876	9,626
Deferred income taxes	401	584
Other assets	1,810	1,896
Total Assets	$40,825	$43,373
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$750	$198
Accounts payable	4,039	4,280
Income taxes payable	207	174
Deferred revenue	3,287	3,406
Accrued and other current liabilities	2,096	2,347
Total current liabilities	$10,379	$10,405
Long-term debt	1,953	2,291
Other noncurrent liabilities
Deferred income tax liabilities	478	899
Pension and other post-employment benefits	2,271	2,467
Other noncurrent obligations	1,707	1,651
Total noncurrent liabilities	$6,409	$7,308
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2024 and December 31, 2023:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	24,464	24,349
Due from Parent	(129)	—
Retained earnings (accumulated deficit)	2,930	3,747
Accumulated other comprehensive income (loss)	(3,469)	(2,677)
Total EIDP, Inc. stockholders’ equity	$24,035	$25,658
Noncontrolling interests	2	2
Total equity	$24,037	$25,660
Total Liabilities and Equity	$40,825	$43,373
See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2024	2023 (Restated)	2022
Operating activities
Net income (loss)	$949	$732	$1,124
(Income) loss from discontinued operations after income taxes	(56)	194	58
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,227	1,211	1,223
Provision for (benefit from) deferred income tax	(365)	(438)	(288)
Net periodic pension and OPEB (benefit) cost, net	160	138	(142)
Pension and OPEB contributions	(151)	(149)	(182)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(22)	(18)
Restructuring and asset related charges - net	288	336	363
Other net loss	383	578	305
Changes in assets and liabilities, net
Accounts and notes receivable	(705)	358	(993)
Inventories	1,110	57	(1,715)
Accounts payable	(115)	(663)	807
Deferred revenue	(86)	(11)	194
Other assets and liabilities	(284)	(553)	143
Cash provided by (used for) operating activities - continuing operations	$2,338	$1,768	$879
Cash provided by (used for) operating activities - discontinued operations	(151)	(40)	(40)
Cash provided by (used for) operating activities	$2,187	$1,728	$839
Investing activities
Capital expenditures	$(597)	$(595)	$(605)
Net advances to Parent on in-house banking arrangement	361	(20)	—
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	5	57	73
Acquisitions of businesses - net of cash acquired	—	(1,456)	—
Escrow funding associated with acquisitions	—	—	(36)
Investments in and loans to nonconsolidated affiliates	(7)	(32)	(12)
Purchases of investments	(144)	(148)	(344)
Proceeds from sales and maturities of investments	130	147	295
Proceeds from settlement of net investment hedge	63	42	—
Other investing activities, net	(39)	(2)	(3)
Cash provided by (used for) investing activities	$(228)	$(2,007)	$(632)
Financing activities
Net change in borrowings (less than 90 days)	$53	$(6)	$(13)
Net advances to Parent on in-house banking arrangement	(129)	—	—
Proceeds from related party debt	—	—	48
Payments on related party debt	—	(1,129)	(1,422)
Proceeds from debt	3,072	3,429	1,358
Payments on debt	(2,885)	(2,309)	(1,140)
Proceeds from exercise of stock options	60	31	88
Dividends paid to Parent	(1,750)	—	—
Other financing activities, net	(23)	(54)	(66)
Cash provided by (used for) financing activities	$(1,602)	$(38)	$(1,147)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(93)	(143)	(278)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	264	(460)	(1,218)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,158	3,618	4,836
Cash, cash equivalents and restricted cash equivalents at end of period	$3,422	$3,158	$3,618
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized[1]	$244	$234	$75
Income taxes	$707	$535	$467
1.Reflects interest, net of amounts capitalized, paid to external parties. For information associated with interest paid on related party debt refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements.
See Notes to the Consolidated Financial Statements beginning on page F-79.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	$239	$—	$24,196	$—	$1,922	$(2,898)	$—	$23,459
Net income (loss)					1,123		1	1,124
Other comprehensive income (loss)						92		92
Share-based compensation			12		(2)			10
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Issuance of Corteva Stock			88					88
Other - net			(12)		(2)			(14)
Balance at December 31, 2022	$239	$—	$24,284	$—	$3,031	$(2,806)	$1	$24,749
Net income (loss)					730		2	732
Other comprehensive income (loss)						129		129
Share-based compensation			28		(2)			26
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Issuance of Corteva Stock			40					40
Other - net			(3)		(2)		(1)	(6)
Balance at December 31, 2023	$239	$—	$24,349	$—	$3,747	$(2,677)	$2	$25,660
Net income (loss)					947		2	949
Other comprehensive income (loss)						(792)		(792)
Due from Parent				(129)				(129)
Share-based compensation			47		(2)			45
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Issuance of Corteva Stock			60					60
Dividend to Parent					(1,750)			(1,750)
Other - net			8		(2)		(2)	4
Balance at December 31, 2024	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037

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
•Master In-House Banking Agreement - A Master In-House Banking Agreement exists to which EIDP is a party, along with Corteva and certain consolidated subsidiaries, as more fully described in Note 2 – Related Party Transactions, of the EIDP Consolidated Financial Statements. Through the third quarter of 2024, EIDP earned interest on Corteva, Inc.’s borrowings under the Master In-House Banking Agreement; however, beginning in the fourth quarter of 2024 no interest has been recognized by EIDP and the amount due from Corteva, Inc. is classified within equity of EIDP due to a change in repayment intent related to the arrangement. Such transactions are eliminated in consolidation at the Corteva, Inc. level.
•Capital Structure - At December 31, 2024, Corteva, Inc.'s capital structure consists of 685,595,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Background and Basis of Presentation - refer to page F-11 of the Corteva, Inc. Consolidated Financial Statements
•Note 2 - Summary of Significant Accounting Policies - refer to page F-12 of the Corteva, Inc. Consolidated Financial Statements
•Note 3 - Recent Accounting Guidance - refer to page F-17 of the Corteva, Inc. Consolidated Financial Statements
•Note 4 - Business Combinations - refer to page F-18 of the Corteva, Inc. Consolidated Financial Statements
•Note 5 - Revenue - refer to page F-19 of the Corteva, Inc. Consolidated Financial Statements
•Note 6 - Restructuring and Asset Related Charges - Net - refer to page F-21 of the Corteva, Inc. Consolidated Financial Statements
•Note 7 - Supplementary Information - refer to page F-23 of the Corteva, Inc. Consolidated Financial Statements. In addition, EIDP earned interest on a related party loan receivable from Corteva, Inc. through the third quarter of 2024; refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements, below
•Note 8 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP Consolidated Financial Statements, below
•Note 9 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 10 - Accounts and Notes Receivable - Net - refer to page F-29 of the Corteva, Inc. Consolidated Financial Statements
•Note 11 - Inventories - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 12 - Property, Plant and Equipment - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 13 - Goodwill and Other Intangible Assets - refer to page F-31 of the Corteva, Inc. Consolidated Financial Statements
•Note 14 - Leases - refer to page F-32 of the Corteva, Inc. Consolidated Financial Statements
•Note 15 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page F-34 of the Corteva, Inc. Consolidated Financial Statements. In addition, EIDP had a related party loan payable to Corteva, Inc. which was repaid during the fourth quarter of 2023; refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements, below
•Note 16 - Commitments and Contingent Liabilities - refer to page F-35 of the Corteva, Inc. Consolidated Financial Statements
•Note 17 - Stockholders' Equity - refer to page F-44 of the Corteva, Inc. Consolidated Financial Statements
•Note 18 - Pension Plans and Other Post-Employment Benefits - refer to page F-46 of the Corteva, Inc. Consolidated Financial Statements

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

•Note 19 - Stock-Based Compensation - refer to page F-55 of the Corteva, Inc. Consolidated Financial Statements
•Note 20 - Financial Instruments - refer to page F-57 of the Corteva, Inc. Consolidated Financial Statements
•Note 21 - Fair Value Measurements - refer to page F-63 of the Corteva, Inc. Consolidated Financial Statements
•Note 22 - Geographic Information - refer to page F-64 of the Corteva, Inc. Consolidated Financial Statements
•Note 23 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, of the EIDP Consolidated Financial Statements, below

Restatement of Previously Issued Financial Statements

Background

As disclosed in EIDP Note 2 – Related Party Transactions, to the EIDP Consolidated Financial Statements, EIDP and Corteva, including certain consolidated subsidiaries, are party to a Master In-House Banking Agreement (“IHB Arrangement”). During management’s review of the financial results for the fourth quarter of 2024, a material misclassification in the EIDP, Inc. Consolidated Statements of Cash Flows was identified. Beginning in the fourth quarter of 2023, and continuing into each of the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024, cash outflows covering intercompany activities with Corteva, Inc. under the IHB Arrangement were incorrectly reflected within “Cash provided by (used for) operating activities – continuing operations” rather than “Cash provided by (used for) investing and financing activities.”

Based on management’s assessment of the materiality of these errors on prior period consolidated financial statements under the applicable guidance prescribed by the Securities and Exchange Commission, a conclusion was reached that the errors were material to previously issued interim and annual Consolidated Statements of Cash Flows. The impact of the restatements to the interim periods ended March 31, 2024, June 30, 2024, and September 30, 2024 are presented in EIDP Note 5 – Unaudited Quarterly Financial Information, of the EIDP Consolidated Financial Statements. The restatement to the December 31, 2023 Consolidated Statements of Cash Flows is as follows:

Restated Consolidated Statements of Cash Flows

For the Year Ended December 31, 2023
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$1,408	$360	$1,768
Cash provided by (used for) operating activities	$1,368	$360	$1,728
Cash provided by (used for) investing activities	$(1,987)	$(20)	$(2,007)
Cash provided by (used for) financing activities	$302	$(340)	$(38)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva
In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024.
EIDP repaid the outstanding related party revolving loan balance during the fourth quarter of 2023. EIDP incurred interest expense of $20 million and $46 million and paid interest of $40 million and $48 million for the years ended December 31, 2023 and 2022, respectively, associated with the related party loan to Corteva, Inc., net of interest income earned from the below-noted Master In-House Banking Agreement.

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. Historically, in periods where EIDP had a net amount due from Corteva, Inc., EIDP classified the amount within other assets given Corteva, Inc. had both the ability and intent to repay the amounts due. Beginning in the fourth quarter of 2024, Corteva, Inc.'s intent to repay the amounts due changed and therefore, borrowings under this agreement are now classified within equity of EIDP. As of December 31, 2024, EIDP had a due from parent of $129 million classified within the equity section of EIDP’s Consolidated Balance Sheets, after EIDP’s issuance of a $1,750 million dividend to Corteva, Inc. during the fourth quarter of 2024 which was utilized by Corteva, Inc. to repay amounts due to EIDP. As of December 31, 2023, EIDP had a $377 million receivable from Corteva, Inc. related to this agreement within other assets on EIDP's Consolidated Balance Sheets. Additionally, through the third quarter of 2024, EIDP earned interest income from Corteva, Inc. of $38 million under this agreement, which is reflected as other income (expense) - net in EIDP's Consolidated Statements of Operations.

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

As of December 31, 2024 and 2023, EIDP had payables to Corteva, Inc. of $9 million and $30 million, included in accrued and other current liabilities, respectively, and $149 million and $106 million included in other noncurrent obligations, respectively, in the Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-37 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page F-25 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2024	2023	2022
Income (loss) from continuing operations before income taxes
Domestic	$363	$(434)	$(46)
Foreign	951	1,507	1,427
Income (loss) from continuing operations before income taxes	$1,314	$1,073	$1,381
Current tax expense (benefit)
Federal	$292	$138	$56
State and local	47	40	19
Foreign	447	407	403
Total current tax expense (benefit)	$786	$585	$478
Deferred tax expense (benefit)
Federal	$(300)	$(326)	$(170)
State and local	(28)	(50)	(39)
Foreign	(37)	(62)	(70)
Total deferred tax expense (benefit)	$(365)	$(438)	$(279)
Provision for (benefit from) income taxes on continuing operations	421	147	199
Net income (loss) from continuing operations	$893	$926	$1,182

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effective tax rates on international operations - net[1,6]	4.6	(1.9)	(1.0)
Acquisitions, divestitures and ownership restructuring activities[2]	(1.1)	3.6	(5.5)
U.S. research and development credit	(4.5)	(6.0)	(2.3)
Exchange gains/losses[3]	1.7	2.0	3.8
State and local income taxes - net	1.3	0.9	0.2
Impact of Swiss Tax Changes[4]	—	(8.0)	—
Excess tax benefits/deficiencies from stock compensation	(0.2)	(0.6)	(0.7)
Tax settlements and expiration of statute of limitations	(1.6)	(0.4)	0.1
Impact of Brazil valuation allowance[6,7]	9.1	—	(2.6)
Repatriation of foreign earnings[5]	1.7	2.9	1.7
Other – net	—	0.2	(0.3)
Effective tax rate	32.0%	13.7%	14.4%
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

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

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
6. Classification in "Effective tax rates on international operations-net" and "Impact of Brazil valuation allowance" for the year ended December 31, 2022 have been adjusted from their previous presentation to conform to the current year's presentation.
7. For the year ended December 31, 2024, a charge of $120 million was recorded to establish a valuation allowance against the net deferred tax asset position of a legal entity in Brazil (Seed business). For the year ended December 31, 2022, a benefit of $(36) million was recorded to release a valuation allowance against the net deferred tax asset position of a legal entity in Brazil (Crop Protection business).

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

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	For the Year Ended December 31,
	2024	2023	2022
Income (loss) from continuing operations after income taxes	$893	$926	$1,182
Provision for (benefit from) income taxes on continuing operations	421	147	199
Income (loss) from continuing operations before income taxes	$1,314	$1,073	$1,381
Depreciation and amortization	1,227	1,211	1,223
Interest income	(171)	(283)	(124)
Interest expense	233	253	124
Exchange (gains) losses - net	284	397	229
Non-operating (benefits) costs - net	174	151	(111)
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items	315	579	502
Corporate expenses	115	110	116
Segment operating EBITDA	$3,491	$3,491	$3,340

NOTE 5 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

As disclosed in EIDP Note 1 – Basis of Presentation, of the EIDP Consolidated Financial Statements, the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 have been restated to correct a material misclassification in the Statements of Cash Flows. These adjustments will be reflected through restatements in subsequently filed quarterly reports on Form 10-Q. The tables below reflect the impact of the restatements.

Restated Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$(2,972)	$362	$(2,610)
Cash provided by (used for) operating activities	$(2,975)	$362	$(2,613)
Cash provided by (used for) investing activities	$(270)	$(362)	$(632)

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

Six Months Ended June 30, 2024
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$(2,731)	$723	$(2,008)
Cash provided by (used for) operating activities	$(2,890)	$723	$(2,167)
Cash provided by (used for) investing activities	$(305)	$(723)	$(1,028)

Nine Months Ended September 30, 2024
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$(2,977)	$1,091	$(1,886)
Cash provided by (used for) operating activities	$(3,134)	$1,091	$(2,043)
Cash provided by (used for) investing activities	$(466)	$(1,091)	$(1,557)

ITEM 16.  FORM 10-K SUMMARY

Not applicable.