Form 10-Q
period 2025-03-31
Corteva, Inc.; EIDP, Inc.
filed 2025-05-08
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Corteva, Inc. had 682,170,000 shares of common stock, par value $0.01 per share, outstanding at May 1, 2025.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at May 1, 2025, all of which are held by Corteva, Inc.

EIDP, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Corteva, Inc.
EIDP, Inc.

Explanatory Note

Corteva, Inc. owns all of the common equity interests in EIDP, Inc. EIDP, Inc. is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Securities Exchange Act of 1934, as amended.

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
• "Historical DuPont" refers to EIDP prior to the Internal Reorganization (defined below);
• "Internal Reorganizations" refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three subgroups: agriculture, materials science and specialty products. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.
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

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net sales	$4,417	$4,492
Cost of goods sold	2,342	2,550
Research and development expense	335	332
Selling, general and administrative expenses	751	736
Amortization of intangibles	162	177
Restructuring and asset related charges - net	22	75
Other income (expense) - net	15	(99)
Interest expense	36	41
Income (loss) from continuing operations before income taxes	784	482
Provision for (benefit from) income taxes on continuing operations	117	106
Income (loss) from continuing operations after income taxes	667	376
Income (loss) from discontinued operations after income taxes	(11)	47
Net income (loss)	656	423
Net income (loss) attributable to noncontrolling interests	4	4
Net income (loss) attributable to Corteva	$652	$419
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.97	$0.53
Basic earnings (loss) per share of common stock from discontinued operations	(0.02)	0.07
Basic earnings (loss) per share of common stock	$0.95	$0.60
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.97	$0.53
Diluted earnings (loss) per share of common stock from discontinued operations	(0.02)	0.07
Diluted earnings (loss) per share of common stock	$0.95	$0.60

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income (loss)	$656	$423
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	186	(304)
Adjustments to pension benefit plans	1	1
Adjustments to other benefit plans	(3)	(2)
Unrealized gain (loss) on investments	2	(22)
Derivative instruments	12	(6)
Total other comprehensive income (loss)	198	(333)
Comprehensive income (loss)	854	90
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	4	4
Comprehensive income (loss) attributable to Corteva	$850	$86

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$2,008	$3,106	$1,505
Marketable securities	1	63	153
Accounts and notes receivable - net	8,294	5,676	7,906
Inventories	5,132	5,432	6,183
Other current assets	1,152	820	1,416
Total current assets	16,587	15,097	17,163
Investment in nonconsolidated affiliates	136	134	123
Property, plant and equipment	9,244	9,074	9,013
Less: Accumulated depreciation	5,139	4,975	4,807
Net property, plant and equipment	4,105	4,099	4,206
Goodwill	10,332	10,408	10,553
Other intangible assets	8,718	8,876	9,446
Deferred income taxes	413	401	551
Other assets	1,832	1,810	1,583
Total Assets	$42,123	$40,825	$43,625
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,291	$750	$2,148
Accounts payable	3,905	4,039	3,606
Income taxes payable	322	207	311
Deferred revenue	2,631	3,287	2,694
Accrued and other current liabilities	2,332	2,103	2,573
Total current liabilities	11,481	10,386	11,332
Long-term debt	1,792	1,953	2,492
Other noncurrent liabilities
Deferred income tax liabilities	369	478	753
Pension and other post-employment benefits	2,239	2,271	2,453
Other noncurrent obligations	1,715	1,707	1,587
Total noncurrent liabilities	6,115	6,409	7,285
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2025 - 683,026,000; December 31, 2024 - 685,595,000; and March 31, 2024 - 697,800,000	7	7	7
Additional paid-in capital	26,962	27,196	27,468
Retained earnings (accumulated deficit)	587	55	302
Accumulated other comprehensive income (loss)	(3,271)	(3,469)	(3,010)
Total Corteva stockholders’ equity	24,285	23,789	24,767
Noncontrolling interests	242	241	241
Total equity	24,527	24,030	25,008
Total Liabilities and Equity	$42,123	$40,825	$43,625

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$656	$423
(Income) loss from discontinued operations after income taxes	11	(47)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	296	307
Provision for (benefit from) deferred income tax	(122)	(152)
Net periodic pension and OPEB (benefit) cost, net	10	41
Pension and OPEB contributions	(51)	(53)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(4)	(5)
Restructuring and asset related charges - net	22	75
Other net loss	75	141
Changes in assets and liabilities, net
Accounts and notes receivable	(2,505)	(2,546)
Inventories	379	618
Accounts payable	(190)	(615)
Deferred revenue	(667)	(700)
Other assets and liabilities	(11)	(93)
Cash provided by (used for) operating activities - continuing operations	(2,101)	(2,606)
Cash provided by (used for) operating activities - discontinued operations	(8)	(3)
Cash provided by (used for) operating activities	(2,109)	(2,609)
Investing activities
Capital expenditures	(94)	(148)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	8	5
Purchases of investments	—	(132)
Proceeds from sales and maturities of investments	62	7
Other investing activities, net	(10)	(2)
Cash provided by (used for) investing activities	(34)	(270)
Financing activities
Net change in borrowings (less than 90 days)	745	656
Proceeds from debt	637	1,675
Payments on debt	(14)	(190)
Repurchase of common stock	(270)	(252)
Proceeds from exercise of stock options	35	8
Dividends paid to stockholders	(116)	(112)
Other financing activities, net	(22)	(19)
Cash provided by (used for) financing activities	995	1,766
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	21	(31)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,127)	(1,144)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,295	$2,014
1. See page 14 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			419		4	423
Other comprehensive income (loss)				(333)		(333)
Share-based compensation		3	(1)			2
Common dividends ($0.16 per share)		(112)				(112)
Issuance of Corteva stock		8				8
Repurchase of common stock		(178)	(74)			(252)
Other - net		(1)	(1)		(5)	(7)
Balance at March 31, 2024	$7	$27,468	$302	$(3,010)	$241	$25,008

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$7	$27,196	$55	$(3,469)	$241	$24,030
Net income (loss)			652		4	656
Other comprehensive income (loss)				198		198
Share-based compensation		(2)				(2)
Common dividends ($0.17 per share)		(116)				(116)
Issuance of Corteva stock		35				35
Repurchase of common stock		(150)	(120)			(270)
Other - net		(1)			(3)	(4)
Balance at March 31, 2025	$7	$26,962	$587	$(3,271)	$242	$24,527

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, collectively referred to as the “2024 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. The interim Consolidated Financial Statements and other financial information included in this Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and less than 2 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 7 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2024 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which can be used to pay off outstanding intercompany payables. As of March 31, 2025, the company holds these foreign government bonds with an amortized cost of $103 million as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 15 – Financial Instruments, to the interim Consolidated Financial Statements, for additional information. As of March 31, 2025, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and was effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The company adopted this guidance and has included enhanced disclosures relating to its reportable segments. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for the company's updated disclosure.

Accounting Guidance Issued But Not Adopted as of March 31, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into their underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced income tax related disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 3 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $135 million, $139 million and $131 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	March 31, 2025	December 31, 2024	March 31, 2024
(In millions)
Accounts and notes receivable - trade[1]	$7,251	$4,615	$6,760
Contract assets - current[2]	$30	$30	$28
Contract assets - noncurrent[3]	$73	$74	$67
Deferred revenue - current	$2,631	$3,287	$2,694
Deferred revenue - noncurrent[4]	$111	$114	$104
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period was $1,174 million and $1,205 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended March 31,
(In millions)	2025	2024
Corn	$2,069	$2,087
Soybean	305	292
Other oilseeds	223	245
Other	110	127
Seed	2,707	2,751
Herbicides	860	886
Insecticides	336	373
Fungicides	304	295
Biologicals	84	82
Other	126	105
Crop Protection	1,710	1,741
Total	$4,417	$4,492

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2025	2024
North America[1]	$1,597	$1,471
EMEA[2]	826	918
Latin America	185	271
Asia Pacific	99	91
Total	$2,707	$2,751

Crop Protection	Three Months Ended March 31,
(In millions)	2025	2024
North America[1]	$613	$616
EMEA[2]	651	670
Latin America	257	244
Asia Pacific	189	211
Total	$1,710	$1,741
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). The plan includes the exit of the company's production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations. In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include updates to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site.

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs will be expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the first quarter of 2025, the company recorded net pre-tax restructuring and asset related charges of $487 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $100 million of severance and related benefit costs, $339 million of asset related and impairment charges, $15 million of decommissioning and demolition costs, and $33 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the first quarter of 2025, the company paid $81 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three months ended March 31, 2025 and 2024.

(In millions)	Three Months Ended March 31,
	2025	2024
Severance and related benefit costs[1]	$9	$14
Asset related charges[2]	12	41
Decommissioning and demolition costs[2]	5	—
Total restructuring and asset related charges - net	$26	$55
1.Reflects corporate-related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.

A reconciliation of the December 31, 2024 to the March 31, 2025 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Decommissioning and Demolition Costs	Total
Balance at December 31, 2024	$70	$—	$—	$70
Charges to income from continuing operations	9	12	5	26
Payments	(12)	—	(5)	(17)
Asset write-offs	—	(12)	—	(12)
Balance at March 31, 2025	$67	$—	$—	$67

Other Asset Related Charges
The company recognized charges of $20 million for the three months ended March 31, 2024, in restructuring and asset related charges - net, in the interim Consolidated Statement of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 was complete.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended March 31,
(In millions)	2025	2024
Interest income	$32	$35
Equity in earnings (losses) of affiliates - net	11	8
Net gain (loss) on sales of businesses and other assets	4	4
Net exchange gains (losses)[1]	(27)	(59)
Non-operating pension and other post employment benefit credits (costs)[2]	(6)	(36)
Miscellaneous income (expenses) - net[3]	1	(51)
Other income (expense) - net	$15	$(99)
1.Includes net pre-tax exchange gains (losses) of $— million and $(10) million associated with impacts from the devaluation of the Argentine Peso for the three months ended March 31, 2025 and 2024, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.The three months ended March 31, 2025 includes miscellaneous immaterial items. The three months ended March 31, 2024 includes estimated settlement reserves, the recognition of an indemnification payment negotiated with the prior Stoller owners and tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont.

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

	Three Months Ended March 31,
(In millions)	2025	2024
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(47)	$23
Local tax (expenses) benefits	(1)	(10)
Net after-tax impact from subsidiary exchange gain (loss)	$(48)	$13

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$20	$(82)
Tax (expenses) benefits	(2)	17
Net after-tax impact from hedging program exchange gain (loss)	$18	$(65)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(27)	$(59)
Tax (expenses) benefits	(3)	7
Net after-tax exchange gain (loss)	$(30)	$(52)

Non-controlling interest adjustment	—	1

Net after-tax exchange gain (loss) attributable to Corteva	$(30)	$(51)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows. Corteva classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, and includes them within in other current assets and other assets, respectively, in the interim Consolidated Balance Sheets.

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$2,008	$3,106	$1,505
Restricted cash equivalents	287	316	509
Total cash, cash equivalents and restricted cash equivalents	$2,295	$3,422	$2,014

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. During the second quarter of 2024, the company's previously-restricted cash in the Water District Settlement Fund, which was established by Corteva, EIDP, Inc., DuPont and Chemours in September 2023 under the Nationwide Water District Settlement, was released. All of the company's restricted cash equivalents are classified as current as of March 31, 2025, December 31, 2024 and March 31, 2024, except for the $15 million MOU Escrow Account balance at March 31, 2025 and December 31, 2024. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounts payable
At March 31, 2025, December 31, 2024 and March 31, 2024, accounts payable was $3,905 million, $4,039 million and $3,606 million, respectively, which includes accounts payable - trade of $2,000 million, $2,632 million, and $1,982 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $145 million, $410 million, and $285 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, which is measured at fair value using Level 2 inputs for each period presented.

NOTE 6 - INCOME TAXES

The effective tax rate for the three months ended March 31, 2025, and 2024 was 14.9 percent and 22.0 percent, respectively.

During the three months ended March 31, 2025 and 2024, the company recognized $27 million and $6 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the three months ended March 31, 2025, the company recognized a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of the program, which resides in the U.S., is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions, which can drive material impacts on the company's effective tax rate. For further discussion of pre-tax and after-tax impacts of the company's foreign currency hedging program and net monetary asset programs, refer to Note 5 - Supplementary Information, to the interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended March 31,
(In millions)	2025	2024
Income (loss) from continuing operations after income taxes	$667	$376
Net income (loss) attributable to continuing operations noncontrolling interests	4	4
Income (loss) from continuing operations available to Corteva common stockholders	663	372
Income (loss) from discontinued operations available to Corteva common stockholders	(11)	47
Net income (loss) available to common stockholders	$652	$419

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended March 31,
(Dollars per share)	2025	2024
Earnings (loss) per share of common stock from continuing operations	$0.97	$0.53
Earnings (loss) per share of common stock from discontinued operations	(0.02)	0.07
Earnings (loss) per share of common stock	$0.95	$0.60

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended March 31,
(Dollars per share)	2025	2024
Earnings (loss) per share of common stock from continuing operations	$0.97	$0.53
Earnings (loss) per share of common stock from discontinued operations	(0.02)	0.07
Earnings (loss) per share of common stock	$0.95	$0.60

Share Count Information	Three Months Ended March 31,
(Shares in millions)	2025	2024
Weighted-average common shares - basic	684.9	700.4
Plus: dilutive effect of equity compensation plans[1]	1.7	2.4
Weighted-average common shares - diluted	686.6	702.8
Potential shares of common stock excluded from EPS calculations[2]	3.1	3.6
1.Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
2.These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings (loss) per share because (i) the effect of including them would have been anti-dilutive; or (ii) the performance metrics have not yet been achieved for the outstanding potential shares relating to performance-based restricted stock units, which are deemed to be contingently issuable.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Accounts receivable – trade[1]	$6,765	$4,448	$6,320
Notes receivable – trade[1,2]	486	167	440
Other[3]	1,043	1,061	1,146
Total accounts and notes receivable - net	$8,294	$5,676	$7,906

1.Accounts and notes receivable – trade are net of allowances of $190 million, $179 million and $188 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2025, December 31, 2024 and March 31, 2024, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $130 million, $144 million and $125 million as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2025 and 2024:

(In millions)
2024
Balance at December 31, 2023	$205
Net provision for credit losses	13
Other - net of write-offs charged against allowance	(30)
Balance at March 31, 2024	$188
2025
Balance at December 31, 2024	$179
Net provision for credit losses	21
Other - net of write-offs charged against allowance	(10)
Balance at March 31, 2025	$190

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

Trade receivables sold under these agreements were $26 million and $18 million for the three months ended March 31, 2025 and 2024, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2025, December 31, 2024 and March 31, 2024 were $16 million, $15 million and $4 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three months ended March 31, 2025 and 2024, was not material. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Finished products	$2,827	$2,649	$3,284
Semi-finished products	1,881	2,297	2,206
Raw materials and supplies	424	486	693
Total inventories	$5,132	$5,432	$6,183

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2025			December 31, 2024			March 31, 2024
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,399)	$4,892	$6,291	$(1,336)	$4,955	$6,291	$(1,145)	$5,146
Customer-related	2,349	(896)	1,453	2,350	(863)	1,487	2,421	(766)	1,655
Developed technology	1,838	(1,197)	641	1,838	(1,161)	677	1,846	(1,050)	796
Trademarks/trade names	2,056	(402)	1,654	2,056	(380)	1,676	2,111	(361)	1,750
Other[1]	388	(315)	73	388	(312)	76	395	(301)	94
Total other intangible assets with finite lives	12,922	(4,209)	8,713	12,923	(4,052)	8,871	13,064	(3,623)	9,441
Intangible assets not subject to amortization (indefinite-lived):
In-process research & development	5	—	5	5	—	5	5	—	5
Total other intangible assets with indefinite lives	5	—	5	5	—	5	5	—	5
Total other intangible assets	$12,927	$(4,209)	$8,718	$12,928	$(4,052)	$8,876	$13,069	$(3,623)	$9,446
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $162 million and $177 million for the three months ended March 31, 2025 and 2024, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2025 and each of the next five years is approximately $481 million, $632 million, $572 million, $551 million, $528 million and $518 million, respectively.

NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Commercial paper	$1,357	$—	$1,981
364-Day Revolving Credit Facility	—	—	—
Other loans - various currencies	261	250	166
Long-term debt payable within one year	673	500	—
Finance lease obligations payable within one year	—	—	1
Total short-term borrowings and finance lease obligations	$2,291	$750	$2,148

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt
(In millions)	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in May 2026	600	4.50%	600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in May 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans	173	12.70%	161	12.70%	200	12.70%
Medium-term notes, varying maturities through 2041	104	4.27%	104	4.41%	106	5.28%
Finance lease obligations	—		—		1
Less: Unamortized debt discount and issuance costs	12		12		15
Less: Long-term debt due within one year	673		500		—
Total long-term debt	$1,792		$1,953		$2,492

The estimated fair value of the company's short-term and long-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issuances, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and finance lease obligations approximated carrying value.

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,404 million, $2,366 million and $2,403 million as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at March 31, 2025 was approximately $121 million. The company’s foreign currency loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at March 31, 2025
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2025	750	750	February 2026	Floating Rate
Total Committed and Available Credit Facilities		$5,500	$5,500

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2025, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2025, the company amended and restated its January 2023 (as amended in July 2023, January 2024 and February 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2025, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the finance provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At March 31, 2025, December 31, 2024 and March 31, 2024, the outstanding obligations under supplier finance programs was $163 million, $88 million and $153 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended March 31, 2025 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2024	$88
Invoices confirmed during the period	184
Confirmed invoices paid during the period	(109)
Confirmed obligations outstanding at March 31, 2025	$163

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2025, December 31, 2024 and March 31, 2024, the company had directly guaranteed $73 million, $64 million and $79 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at March 31, 2025, approximately $15 million had terms greater than one year. The maximum future payments include $7 million, $4 million and $1 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $130 million, $223 million and $108 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account (“MOU Escrow Account”). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through March 31, 2025.

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

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont are pursuing a resolution of a matter under the terms of the TMA. The company believes its interpretation of the TMA is correct, but it is reasonably possible that the required third party assessment may differ from our interpretation, which could have a significant impact to the current carrying value of our indemnification liability. Under the terms of the TMA, the dispute resolution process is expected to be concluded in the second half of 2025.

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

At March 31, 2025, December 31, 2024 and March 31, 2024, the indemnification assets were $40 million, $47 million and $37 million, respectively, within accounts and notes receivable - net and $138 million, $143 million and $124 million, respectively, within other assets in the interim Consolidated Balance Sheets. At March 31, 2025, December 31, 2024 and March 31, 2024, the indemnification liabilities were $17 million, $9 million and $24 million, respectively, within accrued and other current liabilities and $149 million, $149 million and $148 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(11) million and $47 million for the three months ended March 31, 2025 and 2024, respectively, to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations. The after-tax charge for the three months ended March 31, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. The after-tax benefits recognized during the three months ended March 31, 2024 was primarily related to a favorable adjustment of certain prior year tax positions for previously divested businesses. The benefits were partially offset by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility.

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

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleged that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled pursuant to the terms of the cross-license agreement to royalties for sales between 2019 through 2029, along with interest. In December 2024, Corteva moved for partial summary judgment on the basis that the U.S. Supreme Court precedent prohibits the collection of royalties after patent expiration. In January 2025, the court issued several rulings precluding Corteva's invalidity and inequitable conduct defenses, while also aligning on key aspects of Corteva's patent claim construction. In May 2025, the Delaware state court granted Corteva’s motion for partial summary judgment agreeing that U.S. Supreme Court precedent precludes the collection of royalties after patent expiration.

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

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva's motion to dismiss. Specifically, the court order dismissed the plaintiff's federal damages claims and 13 of the 27 state consumer protection act claims. The trials for these claims are expected to begin in 2026.

Lorsban® Lawsuits
As of March 31, 2025, there were pending asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of March 31, 2025, an accrual has been established for the estimated resolution of certain claims.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2025, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In January 2021, Chemours, DuPont and Corteva agreed to settle approximately 95 filed and unfiled matters remaining in the Ohio MDL, with the exception of the Abbott Case, for $83 million, with Chemours contributing $29 million to the settlement, and DuPont and Corteva contributing $27 million each. The company paid $27 million during the year ended December 31, 2021. In December 2024, the defendants reached a settlement of all of the currently filed and unfiled personal injury cases in the Ohio MDL for $59 million. The settlement was payable in two installments, with $8 million contributed in aggregate by Corteva. The final installment was paid upon the court dissolving the MDL in March 2025.

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

Aqueous Film-Forming Foams. Approximately 5,900 cases remain filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily prostate, kidney, and testicular cancer) from the use of aqueous film-forming foams (“AFFF”) or contamination, in most cases due to migration from military installations or airports, consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The SC MDL ordered the dismissal of plaintiff claims without prejudice, if such plaintiff could not produce peer reviewed science and expert reports supporting PFAS as both the general and specific causation of their personal injury. The trial for the first bellwether personal injury trial is expected to begin in October 2025.

Nationwide Water District Settlement. On June 1, 2023, Corteva, EIDP, DuPont, and Chemours (collectively, the “settling companies”) entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL Nationwide Water District Settlement. PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances. The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP.

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

The total number of requests for exclusion (“opt-outs”) was approximately 900 water districts while most public water districts (approximately 93 percent of the Class) remain in the class settlement.

New Jersey. In late March 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Pompton Lakes, Parlin and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims for remediation, fraudulent conveyance, as well as claims under the New Jersey Water Pollution Control Act and the New Jersey Industrial Site Recovery Act (“ISRA”). These cases are proceeding to trial with the Chambers Works site case expected to begin in May 2025.

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

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023 for $110 million, with Corteva’s share of the settlement under the MOU being approximately $16 million and expected to be paid in the next twelve months. As of March 31, 2025, an accrual has been established. The second, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. In January 2025, EIDP filed a motion to dismiss the new case on the grounds it remains similar to the original claim.

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

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage filed lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed by attorneys general in 31 states, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when further opportunity for appeals expires under the Ohio judicial consent order process, with Corteva’s share under the MOU being approximately $4 million, for which an accrual has been established. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Canada. The Province of British Columbia, filed a class action against various defendants, including 3M, DuPont Canada, EIDP, and Chemours alleging harms caused by PFAS/AFFF. The class consists of all municipalities, regional districts, and other governance authorities and other persons in Canada that were responsible for a “Drinking Water System” from 1970 to the present. The plaintiff seeks to recover costs for the treatment and restoration of natural resources, as well as property, economic, and punitive damages. A putative class action was also filed in July 2024 on behalf of citizens of Quebec, Canada seeking class certification to recover for alleged PFAS and AFFF contamination of private wells and public water treatment facilities. In January 2024, a class action was also filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF. Additionally, several lawsuits on behalf of consumers of PFAS-infused products in the Province of British Columbia for personal injury and PFAS contamination in Manitoba, Canada have been filed.

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, that such discussions remain in their early stages. As of March 31, 2025, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The trial for the Centre, Alabama water district carpet mill case is scheduled for the second half of 2025. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile, and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

As of March 31, 2025, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025. Cumberland County, North Carolina, which is not part of the forgoing consolidation action or the Nationwide Water District Settlement, filed an action for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. The mediation and trial for this matter are scheduled in June 2025 and September 2025, respectively.

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

In a state court action, approximately 2,400 private property owners near the Fayetteville Works facility seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence, water monitoring and property damage allegedly caused by release of certain PFCs. In addition, several personal injury cases have been filed in the North Carolina federal court alleging thyroid disease, and prostate, breast and kidney cancers as a result of PFAS exposure.

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

The accrued environmental obligations and indemnification assets include the following:

	As of March 31, 2025
(In millions)	Indemnification Asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$192	$202	$287
Other discontinued or divested businesses obligations[1]	33	74	200

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	50	53	61

Environmental remediation liabilities not subject to indemnity	—	132	66

Indemnification liabilities related to the MOU[4]	—	67	10
Total	$275	$528	$624
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 21, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $24 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $49 million for remediation of Superfund sites. Amounts do not include all possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 26 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 20, under the header "Chemours Separation Agreement (Performance Chemicals)."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey, along with fines and penalties. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. Chemours has accepted indemnity and defense for these matters, while reserving rights and declining EIDP’s demand relating to the ISRA and fraudulent transfer matters as alleged under the existing New Jersey natural resource lawsuits discussed on page 24.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. In March 2025, the Facility Response Group reached an agreement to settle this lawsuit with AltEn. The agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of March 31, 2025, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit over challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Federal Resource Conservation and Recovery Act (“RCRA”). Discussions between the parties remain ongoing and further litigation, including discovery, is stayed.

NOTE 13 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc,'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,313,000 and 4,630,000 shares in the open market for a total cost (excluding excise taxes) of $270 million and $250 million for the three months ended March 31, 2025 and 2024, respectively. Included within the shares repurchased during the quarter ended March 31, 2025 and the year ended December 31, 2024 were $145 million and $125 million, respectively, of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee's periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

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

Below is a summary of the EIDP Preferred Stock at March 31, 2025, December 31, 2024 and March 31, 2024, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2024
Balance at January 1, 2024	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
Other comprehensive income (loss) before reclassifications	(304)	(17)	2	—	(22)	(341)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	(1)	(2)	—	8
Net other comprehensive income (loss)	(304)	(6)	1	(2)	(22)	(333)
Balance at March 31, 2024	$(2,762)	$(61)	$(352)	$187	$(22)	$(3,010)
2025
Balance at January 1, 2025	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
Other comprehensive income (loss) before reclassifications	186	10	1	—	2	199
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	(3)	—	(1)
Net other comprehensive income (loss)	186	12	1	(3)	2	198
Balance at March 31, 2025	$(3,286)	$28	$(225)	$216	$(4)	$(3,271)

1.The cumulative translation adjustment gain for the three months ended March 31, 2025 was primarily driven by the weakening of the USD against the Brazilian Real ("BRL"), Euro ("EUR") and South African Rand ("ZAR"). The cumulative translation adjustment loss for the three months ended March 31, 2024 was primarily driven by the strengthening of the USD against the Swiss Franc ("CHF"), Euro ("EUR") and Brazilian Real ("BRL").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Derivative instruments	$(13)	$1
Pension benefit plans - net	1	—
Other benefit plans - net	2	—
Unrealized gains (losses) on investments	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(10)	$1

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Derivative instruments[1]:	$13	$16
Tax (benefit) expense[2]	(11)	(5)
After-tax	$2	$11
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(1)
Settlement (gain) loss[3,4]	—	—
Total before tax	$(1)	$(1)
Tax (benefit) expense[2]	1	—
After-tax	$—	$(1)
Amortization of other benefit plans:
Actuarial (gains) loss[3,4]	(5)	(3)
Total before tax	$(5)	$(3)
Tax (benefit) expense[2]	2	1
After-tax	$(3)	$(2)
Total reclassifications for the period, after-tax	$(1)	$8
1.Reflected in cost of goods sold in the interim Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the interim Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 14 - Pension Plans and Other Post Employment Benefits, to the interim Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the interim Consolidated Statements of Operations.

NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits ("OPEB"):

	Three Months Ended March 31,
(In millions)	2025	2024
Defined Benefit Pension Plans:
Service cost	$4	$5
Interest cost	157	163
Expected return on plan assets	(155)	(133)
Amortization of prior service (benefit) cost	(1)	(1)
Net periodic benefit (credit) cost	$5	$34
Other Post Employment Benefits:
Interest cost	10	10
Amortization of unrecognized (gain) loss	(5)	(3)
Net periodic benefit (credit) cost	$5	$7

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - FINANCIAL INSTRUMENTS

At March 31, 2025, December 31, 2024 and March 31, 2024, the company had $1,314 million, $2,179 million and $1,011 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; and $1 million, $63 million and $153 million of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at March 31, 2025, December 31, 2024 and March 31, 2024, the company had $99 million, $97 million and $103 million, respectively, of available-for-sale securities (primarily foreign government bonds) included in other assets, respectively, in the interim Consolidated Balance Sheets, as these securities had maturities of more than one year at the time of purchase. The company’s held-to-maturity and available-for-sale securities relating to investments in foreign government bonds are discussed further in the “Debt Securities” section.

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

The aggregate notional amounts for the company's derivative instruments (both designated and not designated) was a net buy (sell) position of $1,252 million, $(1,056) million and $(365) million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Foreign Currency Risk
The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes and to mitigate the exposure of certain investments in foreign subsidiaries against changes in the EUR/USD exchange rate. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments, investments and cash flows.

The company uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain forecasted transactions as well as the translation of foreign currency-denominated earnings. The company also frequently uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries.

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

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, forwards, futures and swaps, to hedge the commodity price risk associated with agricultural commodity exposures.

While each risk management program has a different maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2025	2024
Beginning balance	$(49)	$(71)
Additions and revaluations of derivatives designated as cash flow hedges	2	(18)
Clearance of hedge results to earnings	15	10
Ending balance	$(32)	$(79)

At March 31, 2025, an after-tax net loss of $28 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2025	2024
Beginning balance	$13	$1
Additions and revaluations of derivatives designated as cash flow hedges	—	5
Clearance of hedge results to earnings	(13)	1
Ending balance	$—	$7

At March 31, 2025, no after-tax net gain (loss) is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
In March 2025, the company designated €1.7 billion of forward contracts to exchange Euro as net investment hedges. Of these hedges, €1.2 billion will expire and be settled in May 2025, while the remaining €500 million will expire and be settled in December 2025. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in EUR/USD exchange rates.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2024, the company designated €500 million of forward contracts to exchange Euro as net investment hedges. An additional tranche of €500 million of forward contracts to exchange Euro were executed in July 2024 and also designated as net investment hedges. These hedges expired and were settled in December 2024. The company had previously designated €1.2 billion of forward contracts to exchange Euro as net investment hedges, which expired and were settled in May 2024.

The company elected to apply the spot method in testing for effectiveness of the hedging relationship.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company uses foreign exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also frequently uses foreign currency exchange contracts to offset a portion of the company’s exposure to the translation of certain foreign currency-denominated earnings so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated earnings over the relevant aggregate period.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans. The company uses commodity contracts to offset a portion of the company’s exposure to commodity price fluctuations so that gains and losses on the contracts offset changes in the commodity price over the relevant aggregate period. The company uses forward agreements, with durations of less than one year, to buy and sell USD-priced commodities in order to reduce its exposure to currency devaluation for a portion of its local currency cash balances. Counterparties to the forward sales agreements are multinational grain exporters and subject to the company’s financial risk management procedures.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		March 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$12	$—	$12
Commodity contracts	Other current assets	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	101	(58)	43
Commodity contracts	Other current assets	5	—	5
Total asset derivatives		$120	$(58)	$62

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	63	(58)	5
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$70	$(58)	$12

		December 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$8	$—	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	71	(45)	26
Commodity contracts	Other current assets	12	—	12
Total asset derivatives		$91	$(45)	$46

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	104	(45)	59
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$111	$(45)	$66

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		March 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$1	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	22	(17)	5
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$25	$(17)	$8

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$15	$—	$15
Commodity contracts	Accrued and other current liabilities	4	—	4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	45	(17)	28
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$67	$(17)	$50
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2025	2024
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$10	$(6)
Cash flow hedges:
Foreign currency contracts	—	8
Commodity contracts	2	(25)
Total derivatives designated as hedging instruments	$12	$(23)
1.OCI is defined as other comprehensive income (loss).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended March 31,
(In millions)	2025	2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$6	$(1)
Commodity contracts[2]	(19)	(15)
Total derivatives designated as hedging instruments	$(13)	$(16)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$20	$(79)
Foreign currency contracts[2]	(9)	(1)
Commodity contracts[2,4]	7	(43)
Commodity contracts[3]	—	(3)
Total derivatives not designated as hedging instruments	$18	$(126)
Total derivatives	$5	$(142)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Consolidated Statements of Operations.
3.Recognized in other income (expense) - net. Note that net gain (loss) from foreign currency contracts was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the interim Consolidated Statements of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

Debt Securities
The company’s debt securities include foreign government bonds classified as held-to-maturity securities and available-for-sale securities at December 31, 2024 and March 31, 2024. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency.

The company’s investments in debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations. The debt securities classified as available-for-sale at March 31, 2025 with a contractual maturity of one to five years had an amortized cost of $103 million, gross unrealized gains (losses) of $(4) million and a fair value of $99 million.

The estimated fair value of the available-for-sale securities as of March 31, 2025, December 31, 2024 and March 31, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the end of period quoted closing market prices in active markets for identical assets and liabilities.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	March 31, 2025	December 31, 2024	March 31, 2024
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$1	$63	$153
Debt securities:
Foreign government bonds[2]	99	97	103
Derivatives relating to:[3]
Foreign currency	113	71	22
Commodity contracts	7	20	3
Total assets at fair value	$220	$251	$281
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	63	104	60
Commodity contracts	7	7	7
Total liabilities at fair value	$70	$111	$67
1.Reflects significant other observable inputs.
2.Represents the company's investments in debt securities that are classified as available-for-sale, which are included in other assets in the interim Consolidated Balance Sheets.
3.See Note 15 - Financial Instruments for the classification of derivatives in the interim Consolidated Balance Sheets.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2025
Net sales	$2,707	$1,710	$4,417
Segment operating EBITDA	842	377	1,219
Depreciation and amortization	191	105	296
Segment assets[1]	22,485	15,465	37,950
Investments in nonconsolidated affiliates	59	77	136
Purchases of property, plant and equipment	47	47	94

2024
Net sales	$2,751	$1,741	$4,492
Segment operating EBITDA	748	310	1,058
Depreciation and amortization	203	104	307
Segment assets[1]	23,532	16,077	39,609
Investments in nonconsolidated affiliates	47	76	123
Purchases of property, plant and equipment	87	61	148
1.    Segment assets at December 31, 2024 were $21,246 million and $14,241 million for Seed and Crop Protection, respectively.

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended March 31, 2025
Net sales	$2,707	$1,710	$4,417
Cost of good sold	1,275	1,018	2,293
Other expenses[1]	590	315	905
Segment operating EBITDA	$842	$377	$1,219

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended March 31, 2024
Net sales	$2,751	$1,741	$4,492
Cost of good sold	1,440	1,109	2,549
Other expenses[1]	563	322	885
Segment operating EBITDA	$748	$310	$1,058
1.    Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended March 31,
(In millions)	2025	2024
Income (loss) from continuing operations after income taxes	$667	$376
Provision for (benefit from) income taxes on continuing operations	117	106
Income (loss) from continuing operations before income taxes	$784	$482
Depreciation and amortization	296	307
Interest income	(32)	(35)
Interest expense	36	41
Exchange (gains) losses - net	27	59
Non-operating (benefits) costs - net	10	52
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	9	1
Significant items (benefit) charge	59	127
Corporate expenses	30	24
Segment operating EBITDA	$1,219	$1,058

Segment assets to total assets (In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Total segment assets	$37,950	$35,487	$39,609
Corporate assets	4,173	5,338	4,016
Total assets	$42,123	$40,825	$43,625

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three months ended March 31, 2025 and 2024, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2025
Restructuring and asset related charges - net[1]	$(3)	$(14)	$(5)	$(22)
AltEn facility remediation charges[2]	(37)	—	—	(37)
Total	$(40)	$(14)	$(5)	$(59)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2024
Restructuring and asset related charges - net[1]	$(20)	$(41)	$(14)	$(75)
Estimated settlement expense[3]	—	(54)	—	(54)
Gain (loss) on sale of assets[4]	4	—	—	4
Acquisition-related costs[5]	—	(2)	—	(2)
Total	$(16)	$(97)	$(14)	$(127)
1.Includes restructuring plans and asset related charges, as well as accelerated prepaid amortization expense for the three months ended March 31, 2024. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.
3.Consists of estimated Lorsban® related charges.
4.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. For additional information, refer to Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, in the company's 2024 Annual Report.
5.Relates to acquisition-related costs, including third-party integration costs associated with the completed acquisitions of Stoller and Symborg.

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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond the company's control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company's business, results of operations and financial condition. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of the company's products; (ii) failure to successfully develop and commercialize the company's pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of the company's biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in the company's industry; (ix) competitor’s establishment of an intermediary platform for distribution of the company's products; (x) risks related to recent funding and staff reductions at U.S. government agencies; (xi) risk related to geopolitical and military conflict; (xii) effect of volatility in the company's input costs; (xiii) risks related to the company's global operations; (xiv) effect of industrial espionage and other disruptions to the company's supply chain, information technology or network systems; (xv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the separation of Corteva; (xvi) impact of the company's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xvii) failure of the company's customers to pay their debts to the company, including customer financing programs; (xviii) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xix) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to the company; (xx) increases in pension and other post-employment benefit plan funding obligations; (xxi) risks related to pandemics or epidemics; (xxii) EIDP's material weakness; (xxiii) capital markets sentiment towards sustainability matters; (xxiv) the company's intellectual property rights or defense against intellectual property claims asserted by others; (xxv) effect of counterfeit products; (xxvi) the company's dependence on intellectual property cross-license agreements; and (xxvii) other risks related to the Separation from DowDuPont.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of Corteva’s 2024 Annual Report, as modified by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (which includes related contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs will be expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the first quarter of 2025, the company recorded net pre-tax restructuring and asset related charges of $487 million, comprised of $100 million of severance and related benefit costs, $339 million of asset related and impairment charges, $15 million of decommissioning and demolition costs, and $33 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, contract terminations and decommissioning and demolition. Through the first quarter of 2025, the company paid $81 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The Crop Protection Operations Strategy Restructuring Program is expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $180 million of savings on a run rate basis by 2027. Future actions by the company or changes in circumstances from current assumptions, including any site disposition gains or losses, may cause actual results and future cash payments to differ. See Note 4 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Share Buyback Plan

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc,'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,313,000 and 4,630,000 shares in the open market for a total cost (excluding excise taxes) of $270 million and $250 million for the three months ended March 31, 2025 and 2024, respectively.

Overview
The following is a summary of results from continuing operations for the three months ended March 31, 2025:
•The company reported net sales of $4,417 million, down 2% versus the same quarter last year, reflecting a 5% decrease in currency, partially offset by a 2% increase in volume and a 1% increase in price.
•Cost of goods sold totaled $2,342 million in the first quarter of 2025, down from $2,550 million in the first quarter of 2024, which was driven by ongoing cost and productivity actions, Crop Protection raw material deflation, lower commodity prices, a reduction in net royalty expense and favorable currency effects, with a partial offset from higher volumes and higher Seed production costs.
•Restructuring and asset related charges - net were $22 million in the first quarter of 2025, a decrease from $75 million in the first quarter of 2024. The charges for the three months ended March 31, 2025 primarily relate to severance and related benefit costs, asset related charges and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $667 million, as compared to $376 million in the same quarter last year.
•Operating EBITDA was $1,189 million for the three months ended March 31, 2025, up from $1,034 million for the three months ended March 31, 2024, primarily driven by Seed pricing gains, Crop Protection volume growth, net cost and productivity benefits, and net royalty improvement, partially offset by continued investment in Seed research and development, competitive Crop Protection pricing and unfavorable currency effects. Refer to page 47 for further discussion of the company's non-GAAP financial measures.
In addition to the financial highlights above, the following events occurred during the three months ended March 31, 2025:
•The company returned approximately $385 million to shareholders during the three months ended March 31, 2025 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $4,417 million and $4,492 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by a 5% unfavorable currency impact partially offset by a 2% increase in volume and a 1% increase in price. Improvements in volume were driven by Crop Protection in most regions due to demand for new products and biologicals, while Seed experienced volume growth in North America from increased corn area that was more than offset by seasonal timing shifts in EMEA and planted area shifts in Latin America. The improvement in pricing was driven by Seed, led by favorable product mix and continued execution on the company's price for value strategy in most regions, partially offset by a decline in Crop Protection pricing due to competitive market dynamics globally. The unfavorable currency impacts were led by the Brazilian Real, Turkish Lira and Euro.

	Three Months Ended March 31,
	2025		2024
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$4,417	100%	$4,492	100%
North America[1]	2,210	50%	2,087	47%
EMEA[2]	1,477	33%	1,588	35%
Latin America	442	10%	515	11%
Asia Pacific	288	7%	302	7%

	Q1 2025 vs. Q1 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$123	6%	2%	4%	—%	—%
EMEA[2]	(111)	(7)%	2%	(2)%	(7)%	—%
Latin America	(73)	(14)%	(5)%	4%	(13)%	—%
Asia Pacific	(14)	(5)%	2%	(4)%	(2)%	(1)%
Total	$(75)	(2)%	1%	2%	(5)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Cost of Goods Sold ("COGS")
COGS was $2,342 million (53 percent of net sales) and $2,550 million (57 percent of net sales) for the three months ended March 31, 2025 and 2024, respectively. The improvement was driven by ongoing cost and productivity actions, Crop Protection raw material deflation, lower commodity prices, a reduction in net royalty expense and favorable currency effects, with a partial offset from higher volumes and higher Seed production costs.

Research and Development Expense ("R&D")
R&D expense was $335 million (8 percent of net sales) and $332 million (7 percent of net sales) for the three months ended March 31, 2025 and 2024, respectively. The increase in R&D expense is in support of the company’s long-term growth plans and was primarily driven by higher salaries due to higher headcount, partially offset by favorable currency impacts.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $751 million (17 percent of net sales) and $736 million (16 percent of net sales) for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by an increase in commissions and bad debt expense, partially offset by favorable currency impacts.

Amortization of Intangibles
Intangible asset amortization was $162 million and $177 million for the three months ended March 31, 2025 and 2024, respectively. As certain intangible assets became fully amortized subsequent to the end of the prior year period, amortization expense decreased in the current year period.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $22 million and $75 million for the three months ended March 31, 2025 and 2024, respectively. The charges in both the first quarter of 2025 and the first quarter of 2024 primarily relate to charges associated with the Crop Protection Operations Strategy Restructuring Program, consisting of severance and related benefit costs and asset related charges, while the first quarter of 2025 also includes decommissioning and demolition costs under the program. The charges in the first quarter of 2024 also include non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 was complete.
See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $15 million and $(99) million for the three months ended March 31, 2025 and 2024, respectively. Higher other income was driven by the absence of charges related to estimated settlement reserves and prior year indemnification adjustments under the Tax Matters Agreement, as well as a lower net exchange loss and lower non-operating pension and other post employment benefit costs. These favorable changes were partially offset by the one-time receipt of an indemnification payment negotiated with the former Stoller owners during the first quarter of 2024.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $36 million and $41 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily driven by lower short-term borrowings and lower interest rates.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $117 million for the three months ended March 31, 2025 on pre-tax income from continuing operations of $784 million, resulting in an effective tax rate of 14.9 percent. The effective tax rate was favorably impacted by a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, as well as net tax benefits associated with changes in accruals for certain prior year tax positions. Those favorable impacts were partially offset by withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

The company's provision for income taxes on continuing operations was $106 million for the three months ended March 31, 2024 on pre-tax income from continuing operations of $482 million, resulting in an effective tax rate of 22.0 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(11) million and $47 million for the three months ended March 31, 2025 and 2024, respectively. The result for the three months ended March 31, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. The after-tax benefit recognized during the three months ended March 31, 2024 was primarily related to a favorable adjustment of certain prior year tax positions for previously divested businesses. The benefit was partially offset by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility.

Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

EIDP Analysis of Operations
As discussed in EIDP Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide an Analysis of Operations, only for the differences between EIDP and Corteva, Inc.

Other Income (Expense) - Net
EIDP's other income (expense) - net was $15 million and $(92) million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily driven by the items noted above, under the header "Other Income (Expense) - Net."

See EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s provision for income taxes on continuing operations was $117 million for the three months ended March 31, 2025 on pre-tax income from continuing operations of $784 million, resulting in an effective tax rate of 14.9 percent. EIDP’s provision for income taxes on continuing operations was $108 million for the three months ended March 31, 2024 on pre-tax income from continuing operations of $489 million, resulting in an effective tax rate of 22.1 percent.

EIDP’s effective tax rates for the three months ended March 31, 2025 and 2024 were driven by the items noted above, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.”

See EIDP Note 2 - Related Party Transactions, to the interim EIDP Consolidated Financial Statements, for further information.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Guidance, to the interim Consolidated Financial Statements, for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: Seed and Crop Protection.

Seed
The company’s Seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that produce optimum yield for farms around the world. The segment is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The segment offers trait technologies that improve resistance to weather, disease, insects, herbicides used to control weeds and enhance food and nutritional characteristics, and digital solutions that assist farmer decision-making to help maximize yield and profitability.

Crop Protection
The Crop Protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that support overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers tools to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2025, compared with the same period in 2024. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three months ended March 31, 2025 and 2024 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
($ In millions)	2025	2024
Net sales	$2,707	$2,751
Segment operating EBITDA	$842	$748

Seed	Q1 2025 vs. Q1 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$126	9%	4%	5%	—%	—%
EMEA	(92)	(10)%	3%	(6)%	(7)%	—%
Latin America	(86)	(32)%	(5)%	(14)%	(13)%	—%
Asia Pacific	8	9%	12%	(1)%	(2)%	—%
Total	$(44)	(2)%	3%	(1)%	(4)%	—%

Seed	Q1 2025 vs. Q1 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$(18)	(1)%	3%	—%	(4)%	—%
Soybeans	13	4%	2%	3%	(1)%	—%
Other oilseeds	(22)	(9)%	4%	(7)%	(6)%	—%
Other	(17)	(13)%	8%	(17)%	(4)%	—%
Total	$(44)	(2)%	3%	(1)%	(4)%	—%
Seed
Seed net sales were $2,707 million in the first quarter of 2025, down 2% from $2,751 million in the first quarter of 2024. The sales decrease was driven by a 4% unfavorable impact from currency and a 1% decrease in volume, partially offset by a 3% increase in price.

Decreases in volume were driven by EMEA due to timing shifts and Latin America due to impacts from reduced corn area in Argentina, partially offset by increased corn area in North America and Brazil. Seed pricing increases in most regions, led by North America, demonstrate demand for top technology and the strength of the portfolio. The unfavorable currency impacts were led by the Brazilian Real, Turkish Lira and Euro.

Segment operating EBITDA was $842 million in the first quarter of 2025, up $94 million from $748 million in the first quarter of 2024. Price execution, net cost and productivity benefits and net royalty improvement more than offset increased investment in research and development and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 390 basis points versus the prior-year period.

Crop Protection	Three Months Ended March 31,
($ In millions)	2025	2024
Net sales	$1,710	$1,741
Segment Operating EBITDA	$377	$310

Crop Protection	Q1 2025 vs. Q1 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(3)	—%	(3)%	4%	(1)%	—%
EMEA	(19)	(3)%	—%	3%	(6)%	—%
Latin America	13	5%	(5)%	24%	(14)%	—%
Asia Pacific	(22)	(10)%	(2)%	(6)%	(2)%	—%
Total	$(31)	(2)%	(2)%	5%	(5)%	—%

Crop Protection	Q1 2025 vs. Q1 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(26)	(3)%	(2)%	3%	(4)%	—%
Insecticides	(37)	(10)%	(1)%	(4)%	(5)%	—%
Fungicides	9	3%	(4)%	13%	(6)%	—%
Biologicals	2	2%	(5)%	15%	(8)%	—%
Other	21	20%	1%	21%	(2)%	—%
Total	$(31)	(2)%	(2)%	5%	(5)%	—%

Crop Protection
Crop Protection net sales were $1,710 million in the first quarter of 2025, down 2% from $1,741 million in the first quarter of 2024. The sales decline over the prior period was driven by a 5% unfavorable impact from currency and a 2% decline in price, partially offset by a 5% increase in volume.

Price declined globally on continued competitive market dynamics, while volume improvement in most regions was driven by demand for new products and biologicals. The unfavorable currency impacts were led by the Brazilian Real, Turkish Lira and Euro.

Segment operating EBITDA was $377 million in the first quarter of 2025, up $67 million from $310 million in the first quarter of 2024. Raw material cost benefits, productivity savings and volume growth more than offset price pressure and the unfavorable impact from currency. Segment operating EBITDA margin improved by approximately 425 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
(In millions)	2025	2024
Income (loss) from continuing operations after income taxes (GAAP)	$667	$376
Provision for (benefit from) income taxes on continuing operations	117	106
Income (loss) from continuing operations before income taxes (GAAP)	$784	$482
Depreciation and amortization	296	307
Interest income	(32)	(35)
Interest expense	36	41
Exchange (gains) losses - net	27	59
Non-operating (benefits) costs - net	10	52
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	9	1
Significant items (benefit) charge	59	127
Operating EBITDA (Non-GAAP)	$1,189	$1,034

Significant Items

	Three Months Ended March 31,
(In millions)	2025	2024
Restructuring and asset related charges - net	$(22)	$(75)
Estimated settlement expense[1]	—	(54)
Gain (loss) on sale of assets[2]	—	4
Acquisition-related costs[3]	—	(2)
AltEn facility remediation charges[4]	(37)	—
Total pre-tax significant items benefit (charge)	$(59)	$(127)
Total tax (provision) benefit impact of significant items[5]	14	32
Tax only significant item benefit (charge)[6]	55	—
Total significant items benefit (charge), after tax	$10	$(95)
1.Consists of estimated Lorsban® related charges.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. For additional information, refer to Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, in the company's 2024 Annual Report.
3.Relates to acquisition-related costs relating to third-party integration costs associated with the completed acquisitions of Stoller and Symborg.
4.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.
5.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
6.The tax only significant item benefit for the three months ended March 31, 2025 reflects a deferred tax benefit associated with a change in a legal entity's U.S. tax characterization.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended March 31,
(In millions)	2025	2024
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$663	$372
Less: Non-operating benefits (costs), after tax	(8)	(40)
Less: Amortization of intangibles (existing as of Separation), after tax	(109)	(117)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(7)	(1)
Less: Significant items benefit (charge), after tax	10	(95)
Operating Earnings (Loss) (Non-GAAP)	$777	$625

	Three Months Ended March 31,
	2025	2024
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$0.97	$0.53
Less: Non-operating benefits (costs), after tax	(0.01)	(0.06)
Less: Amortization of intangibles (existing as of Separation), after tax	(0.16)	(0.17)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(0.01)	—
Less: Significant items benefit (charge), after tax	0.02	(0.13)
Operating Earnings (Loss) Per Share (Non-GAAP)	$1.13	$0.89
Diluted Shares Outstanding (In millions)	686.6	702.8

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2024 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2025.

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Cash, cash equivalents and marketable securities	$2,009	$3,169	$1,658
Total debt	$4,083	$2,703	$4,640
The increase in debt balances from December 31, 2024 was primarily due to higher short-term debt, which was used to fund the company's working capital needs, capital spending, dividend payments and share repurchases. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.1 billion, $6.3 billion and $6.5 billion at March 31, 2025, December 31, 2024 and March 31, 2024, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the foreign currency loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses, including the settlement of litigation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2025, the company was in compliance with these covenants.

In February 2025, the company amended and restated its January 2023 (as amended in July 2023, January 2024 and February 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026.

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

The company's cash, cash equivalents and marketable securities at March 31, 2025, December 31, 2024 and March 31, 2024 are $2.0 billion, $3.2 billion and $1.7 billion, respectively, of which $1.7 billion, $1.7 billion and $1.3 billion at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At March 31, 2025, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(2,101) million for the three months ended March 31, 2025 compared to $(2,606) million for the three months ended March 31, 2024. The change was driven by favorable changes in accounts payable due to lower payments to third-party growers resulting from lower commodity costs and planted area, higher deferred revenue, and lower derivative settlements.

Cash provided by (used for) operating activities - discontinued operations was $(8) million for the three months ended March 31, 2025 compared to $(3) million for the three months ended March 31, 2024. The cash outflows were primarily related to

PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility.

Cash provided by (used for) investing activities was $(34) million for the three months ended March 31, 2025 compared to $(270) million for the three months ended March 31, 2024. The change was primarily driven by a reduction in capital expenditures and lower purchases of investments.

Cash provided by (used for) financing activities was $995 million for the three months ended March 31, 2025 compared to $1,766 million for the three months ended March 31, 2024. The change was primarily due to lower net proceeds from debt driven by lower borrowing needs.

In January 2025, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on March 17, 2025, to the shareholders of record on March 3, 2025. In April 2025, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on June 16, 2025, to the shareholders of record on June 2, 2025.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc,'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan will be based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 4,313,000 and 4,630,000 shares in the open market for a total cost (excluding excise taxes) of $270 million and $250 million for the three months ended March 31, 2025 and 2024, respectively.

For the full year 2025, the company expects repurchases of approximately $1 billion under the 2024 Share Buyback Plan and the 2022 Share Buyback Plan discussed above. The total amount, timing, manner, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

See Note 13 - Stockholders' Equity, to the interim Consolidated Financial Statements, for additional information related to the share buyback plans.

EIDP Liquidity Discussion
As discussed in EIDP Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The below relates to EIDP only and is presented to provide a Liquidity discussion for the differences between EIDP and Corteva, Inc. See EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information on related party loans between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(2,101) million and an as-restated $(2,610) million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 50, under the header "Summary of Cash Flows."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(8) million and $(3) million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 50, under the header "Summary of Cash Flows."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(34) million and an as-restated $(632) million for the three months ended March 31, 2025 and 2024. The change was primarily driven by the items noted above, under the header "Summary of Cash Flows," in addition to funding provided to Corteva, Inc. during 2024 on the related party Master In-House Banking Agreement prior to Corteva's intention to no longer repay borrowings from EIDP during the fourth quarter of 2024.

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $995 million and $2,132 million for the three months ended March 31, 2025 and 2024. The change was primarily driven by the items noted above, under the header "Summary of Cash Flows," as well as payments received from Corteva, Inc. under the Master In-House Banking Agreement, partially offset by the issuance of a cash dividend by EIDP to Corteva, Inc. during the first quarter of 2025.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2024 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2024 can be found on page 56 of the company's 2024 Annual Report. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2024 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 15 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2024 Annual Report, for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2025, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of March 31, 2025, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in internal control over financial reporting as EIDP did not design and maintain effective controls to evaluate the appropriate classification of the cash flows related to intercompany transactions between EIDP and Corteva. This material weakness resulted in the restatement of EIDP’s Consolidated Statement of Cash Flows for the year ended December 31, 2023, as well as a material misclassification of the Consolidated Statements of Cash Flows for each of the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024. Additionally, if not remediated, this material weakness could result in misstatements of the aforementioned cash flow statements or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

To remediate the material weakness in its internal control over financial reporting related to the classification of intercompany transactions between EIDP and Corteva in EIDP’s Consolidated Statements of Cash Flows, EIDP has introduced enhancements that were previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024 to the design of its disclosure controls and procedures as they relate to the presentation of intercompany activity between EIDP and Corteva within the EIDP Consolidated Statements of Cash Flows.

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

b)        Changes in Internal Control over Financial Reporting

EIDP has introduced enhancements that were previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024 to the design of its disclosure controls and procedures as they relate to the presentation of intercompany activity between EIDP and Corteva within the EIDP Consolidated Statements of Cash Flows. Except as it relates to these enhancements, there have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

In December 2023, the Patent Trial and Appeal Board ("PTAB") authorized an Inter Partes Review (“IPR”) proceeding initiated by Bayer to review the patentability of three patents subject to the AAD-1 litigation. Inari joined the IPR proceeding. In December 2024, the PTAB issued a decision invalidating these patents on the basis they were unpatentable. Corteva appealed this decision and Corteva's AAD-1 lawsuit remains stayed during pendency of the IPR appeal. Corteva holds numerous additional patents covering its Enlist® traits or Enlist® weed control system. Therefore, the IPR process is not expected to impact our ability to license and protect Enlist E3® traits.

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

In August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Further information with respect to these proceedings is set forth under “Bayer Dispute” in Note 12 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires, and therefore is no longer required to pay royalties under the licensing agreement and entitled to recover relevant royalties paid. In September 2024, the court granted Bayer’s motion for summary judgment. Corteva’s appeal will be heard by the Delaware Supreme Court, en banc, in May 2025 with a decision anticipated in the second half of 2025. Discussions continue between Bayer and Corteva to seek a resolution to these disputes.

Other Matters
Further information with respect to litigation matters related to Corteva's current business is set forth under "Federal Trade Commission Investigation" and "Lorsban® Lawsuits" in Note 12 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

In addition to the matters set forth in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation.

Other Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Related to Corteva's current businesses

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. Further information with respect to these proceedings is set forth under “Nebraska Department of Environment and Energy, AltEn Facility” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Related to legacy EIDP businesses unrelated to Corteva’s current businesses

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. In the spring of 2017, the EPA, the DOJ, the Louisiana Department of Environmental Quality, EIDP and Denka began discussions relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. In March 2025, the EPA and DOJ dismissed the action against Denka and EIDP. Following the dismissal, a private action mirroring the government’s original claims was filed, as well as adding allegations of violations of the U.S. Resource Conservation and Recovery Act and U.S. Clean Water Act. Under the Separation Agreement, DuPont is defending and indemnifying the company in this matter.

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

Item 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's most recently filed 2024 Annual Report.

Risks Related to our Industry

Recent funding and staff reductions, including at the EPA, the U.S. Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”), and the U.S. Department of Health and Human Services (HHS), could hinder our ability to receive timely regulatory approvals.

Corteva’s genetically modified seed products are subject to regulatory oversight under the Coordinated Framework for the Regulation of Biotechnology, which includes the regulatory authority of the USDA addressing plant safety, as well as the authority of the FDA for food and feed safety. Corteva’s pesticidal crop protection products and certain biotechnology developed seed products that express pesticidal traits are also regulated by the EPA to verify that there is no unreasonable adverse effect to the environment. For Corteva’s crop protection products, the EPA is responsible for registering and overseeing the approval and marketing of pesticides, while the USDA and the FDA monitor levels of pesticide residue permitted on or in crops. See Part I – Item 1 – Business – Regulatory Considerations in our Annual Report for more information on the regulation of our business.

Significant staff or funding reductions may significantly impact the timelines for reviewing our regulatory submissions and re-registrations. Longer-term structural changes at these agencies may extend the time it takes to commercialize our products, thereby having a material adverse effect on our business, results of operations, and the value of our intellectual property.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
January 2025	863,207	$61.26	863,207	$3,447
February 2025	3,427,803	$63.05	3,427,803	3,231
March 2025	21,577	$62.43	21,577	3,230
Total	4,312,587	$62.69	4,312,587	$3,230
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

Item 3. Defaults Upon Senior Securities

None.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on May 2, 2024).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on December 21, 2022).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	May 8, 2025

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	May 8, 2025

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net sales	$4,417	$4,492
Cost of goods sold	2,342	2,550
Research and development expense	335	332
Selling, general and administrative expenses	751	736
Amortization of intangibles	162	177
Restructuring and asset related charges - net	22	75
Other income (expense) - net	15	(92)
Interest expense	36	41
Income (loss) from continuing operations before income taxes	784	489
Provision for (benefit from) income taxes on continuing operations	117	108
Income (loss) from continuing operations after income taxes	667	381
Income (loss) from discontinued operations after income taxes	(11)	47
Net income (loss)	656	428
Net income (loss) attributable to noncontrolling interests	1	2
Net income (loss) attributable to EIDP, Inc.	$655	$426

See Notes to the Interim Consolidated Financial Statements beginning on page 67.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income (loss)	$656	$428
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	186	(304)
Adjustments to pension benefit plans	1	1
Adjustments to other benefit plans	(3)	(2)
Unrealized gain (loss) on investments	2	(22)
Derivative instruments	12	(6)
Total other comprehensive income (loss)	198	(333)
Comprehensive income (loss)	854	95
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	2
Comprehensive income (loss) attributable to EIDP, Inc.	$853	$93

See Notes to the Interim Consolidated Financial Statements beginning on page 67.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$2,008	$3,106	$1,505
Marketable securities	1	63	153
Accounts and notes receivable - net	8,294	5,676	7,906
Inventories	5,132	5,432	6,183
Other current assets	1,152	820	1,416
Total current assets	16,587	15,097	17,163
Investment in nonconsolidated affiliates	136	134	123
Property, plant and equipment	9,244	9,074	9,013
Less: Accumulated depreciation	5,139	4,975	4,807
Net property, plant and equipment	4,105	4,099	4,206
Goodwill	10,332	10,408	10,553
Other intangible assets	8,718	8,876	9,446
Deferred income taxes	413	401	551
Other assets	1,832	1,810	2,329
Total Assets	$42,123	$40,825	$44,371
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,291	$750	$2,148
Accounts payable	3,905	4,039	3,606
Income taxes payable	322	207	311
Deferred revenue	2,631	3,287	2,694
Accrued and other current liabilities	2,321	2,096	2,566
Total current liabilities	11,470	10,379	11,325
Long-term debt	1,792	1,953	2,492
Other noncurrent liabilities
Deferred income tax liabilities	369	478	753
Pension and other post-employment benefits	2,239	2,271	2,453
Other noncurrent obligations	1,715	1,707	1,587
Total noncurrent liabilities	6,115	6,409	7,285
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2025, December 31, 2025, and March 31, 2024:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at March 31, 2025, December 31, 2024, and March 31, 2024	—	—	—
Additional paid-in capital	24,497	24,464	24,360
Due from Parent	—	(129)	—
Retained earnings (accumulated deficit)	3,070	2,930	4,169
Accumulated other comprehensive income (loss)	(3,271)	(3,469)	(3,010)
Total EIDP, Inc. stockholders’ equity	24,535	24,035	25,758
Noncontrolling interests	3	2	3
Total equity	24,538	24,037	25,761
Total Liabilities and Equity	$42,123	$40,825	$44,371
See Notes to the Interim Consolidated Financial Statements beginning on page 67.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024 (Restated)
Operating activities
Net income (loss)	$656	$428
(Income) loss from discontinued operations after income taxes	11	(47)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	296	307
Provision for (benefit from) deferred income tax	(122)	(152)
Net periodic pension and OPEB (benefit) cost, net	10	41
Pension and OPEB contributions	(51)	(53)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(4)	(5)
Restructuring and asset related charges - net	22	75
Other net loss	75	141
Changes in assets and liabilities, net
Accounts and notes receivable	(2,505)	(2,546)
Inventories	379	618
Accounts payable	(190)	(615)
Deferred revenue	(667)	(700)
Other assets and liabilities	(11)	(102)
Cash provided by (used for) operating activities - continuing operations	(2,101)	(2,610)
Cash provided by (used for) operating activities - discontinued operations	(8)	(3)
Cash provided by (used for) operating activities	(2,109)	(2,613)
Investing activities
Capital expenditures	(94)	(148)
Net payments from (advances to) Parent on in-house banking arrangement	—	(362)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	8	5
Purchases of investments	—	(132)
Proceeds from sales and maturities of investments	62	7
Other investing activities, net	(10)	(2)
Cash provided by (used for) investing activities	(34)	(632)
Financing activities
Net change in borrowings (less than 90 days)	745	656
Net payments from (advances to) Parent on in-house banking arrangement	129	—
Proceeds from debt	637	1,675
Payments on debt	(14)	(190)
Proceeds from exercise of stock options	35	8
Dividends paid to Parent	(513)	—
Other financing activities, net	(24)	(17)
Cash provided by (used for) financing activities	995	2,132
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	21	(31)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,127)	(1,144)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158
Cash, cash equivalents and restricted cash equivalents at end of period	$2,295	$2,014

See Notes to the Interim Consolidated Financial Statements beginning on page 67.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$239	$—	$24,349	$—	$3,747	$(2,677)	$2	$25,660
Net income (loss)					426		2	428
Other comprehensive income (loss)						(333)		(333)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			8					8
Share-based compensation			3		(1)			2
Other - net					—		(1)	(1)
Balance at March 31, 2024	$239	$—	$24,360	$—	$4,169	$(3,010)	$3	$25,761

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037
Net income (loss)					655		1	656
Other comprehensive income (loss)						198		198
Due from Parent				129				129
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			35					35
Share-based compensation			(2)					(2)
Dividend to Parent					(513)			(513)
Other - net					1			1
Balance at March 31, 2025	$239	$—	$24,497	$—	$3,070	$(3,271)	$3	$24,538

See Notes to the Interim Consolidated Financial Statements beginning on page 67.

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
•Master In-House Banking Agreement - A Master In-House Banking Agreement exists to which EIDP is a party, along with Corteva and certain consolidated subsidiaries, as more fully described in EIDP Note 2 - Related Party Transactions, of the EIDP interim Consolidated Financial Statements. Through the third quarter of 2024, EIDP earned interest on Corteva, Inc.'s borrowings under the Master In-House Banking Agreement; however, beginning in the fourth quarter of 2024 no interest has been recognized by EIDP and the amount due from Corteva, Inc. is classified within equity of EIDP due to a change in repayment intent related to the arrangement. Such transactions are eliminated in consolidation at the Corteva, Inc. level.
•Capital Structure - At March 31, 2025, Corteva, Inc.'s capital structure consists of 683,026,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Summary of Significant Accounting Policies - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 2 - Recent Accounting Guidance - refer to page 9 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 3 - Revenue - refer to page 10 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 4 - Restructuring and Asset Related Charges - Net - refer to page 12 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 5 - Supplementary Information - refer to page 13 of the Corteva, Inc. interim Consolidated Financial Statements. In addition, EIDP earned interest on a related party loan receivable from Corteva, Inc. through the third quarter of 2024; refer to EIDP Note 2 - Related Party Transactions, of the EIDP interim Consolidated Financial Statements, below.
•Note 6 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP interim Consolidated Financial Statements, below
•Note 7 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 8 - Accounts and Notes Receivable - Net - refer to page 16 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 9 - Inventories - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Other Intangible Assets - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements.
•Note 12 - Commitments and Contingent Liabilities - refer to page 19 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Stockholders' Equity - refer to page 28 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Pension Plans and Other Post Employment Benefits - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Financial Instruments - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Fair Value Measurements - refer to page 37 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, of the EIDP interim Consolidated Financial Statements, below.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restatement of Previously Issued Financial Statements

Background

As disclosed in EIDP Note 2 – Related Party Transactions, to the EIDP interim Consolidated Financial Statements, EIDP and Corteva, including certain consolidated subsidiaries, are party to a Master In-House Banking Agreement (“IHB Arrangement”). During management’s review of the financial results for the fourth quarter of 2024, a material misclassification in the EIDP, Inc. Consolidated Statements of Cash Flows was identified. Beginning in the fourth quarter of 2023, and continuing into each of the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024, cash outflows covering intercompany activities with Corteva, Inc., EIDP's parent company ("Parent"), under the IHB Arrangement were incorrectly reflected within “Cash provided by (used for) operating activities – continuing operations” rather than “Cash provided by (used for) investing and financing activities.” Corteva, Inc. previously confirmed the misclassification was isolated to EIDP's standalone financial statements, and did not impact the consolidated financial statements of Corteva, as intercompany transactions are eliminated upon consolidation. At that time, based on management’s assessment of the materiality of these errors on EIDP's prior period consolidated financial statements under the applicable guidance prescribed by the Securities and Exchange Commission, a conclusion was reached that the errors were material to previously issued EIDP interim and annual Consolidated Statements of Cash Flows.

The restatement to the March 31, 2024 interim Consolidated Statements of Cash Flows is as follows:

Restated Interim Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$(2,972)	$362	$(2,610)
Cash provided by (used for) operating activities	$(2,975)	$362	$(2,613)
Cash provided by (used for) investing activities	$(270)	$(362)	$(632)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. Historically, in periods where EIDP had a net amount due from Corteva, Inc., EIDP classified the amount within other assets given Corteva, Inc. had both the ability and intent to repay the amounts due. Beginning in the fourth quarter of 2024, Corteva, Inc.'s intent to repay the amounts due changed and therefore, borrowings under this agreement are now classified within equity of EIDP. As of March 31, 2025 and December 31, 2024, EIDP had a due from Parent of $— million and $129 million, respectively, classified within the equity section of EIDP’s Consolidated Balance Sheets. In addition, EIDP issued dividends to Corteva, Inc. amounting to $513 million and $1,750 million, respectively, during the first quarter of 2025 and fourth quarter of 2024, which were utilized by Corteva, Inc. to repay amounts due to EIDP.

EIDP had due from parent of $746 million related to the Master In-House Banking Agreement included in other assets in EIDP's interim Consolidated Balance Sheets as of March 31, 2024. Additionally, EIDP earned interest income from Corteva, Inc. of $7 million under this agreement for the three months ended March 31, 2024, which is reflected as other income (expense) - net in EIDP's interim Consolidated Statements of Operations.

As of March 31, 2025, December 31, 2024 and March 31, 2024, EIDP had payables to Corteva, Inc., of $17 million, $9 million and $24 million included in accrued and other current liabilities, respectively, and $149 million, $149 million and $148 million, included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INCOME TAXES

Refer to page 14 of the Corteva, Inc. Interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate was 14.9 percent and 22.1 percent for the three months ended March 31, 2025 and 2024, respectively.

EIDP's effective tax rates for the three months ended March 31, 2025 and 2024 were driven by the net tax benefits discussed on page 14 of the Corteva, Inc. Interim Consolidated Financial Statements.

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended March 31,
(In millions)	2025	2024
Income (loss) from continuing operations after income taxes	$667	$381
Provision for (benefit from) income taxes on continuing operations	117	108
Income (loss) from continuing operations before income taxes	$784	$489
Depreciation and amortization	296	307
Interest income	(32)	(35)
Interest expense	36	41
Exchange (gains) losses - net	27	59
Non-operating (benefits) costs - net	10	52
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	9	1
Significant items (benefit) charge	59	127
Corporate expenses	30	24
Segment operating EBITDA	$1,219	$1,065