Form 10-Q
period 2025-06-30
Corteva, Inc.; EIDP, Inc.
filed 2025-08-07
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Corteva, Inc. had 679,100,000 shares of common stock, par value $0.01 per share, outstanding at July 31, 2025.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at July 31, 2025, all of which are held by Corteva, Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$6,456	$6,112	$10,873	$10,604
Cost of goods sold	2,932	2,918	5,274	5,468
Research and development expense	375	357	710	689
Selling, general and administrative expenses	1,156	1,054	1,907	1,790
Amortization of intangibles	161	174	323	351
Restructuring and asset related charges - net	79	92	101	167
Other income (expense) - net	103	(113)	118	(212)
Interest expense	52	66	88	107
Income (loss) from continuing operations before income taxes	1,804	1,338	2,588	1,820
Provision for (benefit from) income taxes on continuing operations	422	282	539	388
Income (loss) from continuing operations after income taxes	1,382	1,056	2,049	1,432
Income (loss) from discontinued operations after income taxes	(66)	—	(77)	47
Net income (loss)	1,316	1,056	1,972	1,479
Net income (loss) attributable to noncontrolling interests	2	3	6	7
Net income (loss) attributable to Corteva	$1,314	$1,053	$1,966	$1,472
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$2.02	$1.51	$2.99	$2.04
Basic earnings (loss) per share of common stock from discontinued operations	(0.10)	—	(0.11)	0.07
Basic earnings (loss) per share of common stock	$1.92	$1.51	$2.88	$2.11
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$2.02	$1.51	$2.98	$2.03
Diluted earnings (loss) per share of common stock from discontinued operations	(0.10)	—	(0.11)	0.07
Diluted earnings (loss) per share of common stock	$1.92	$1.51	$2.87	$2.10

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$1,316	$1,056	$1,972	$1,479
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	683	(326)	869	(630)
Adjustments to pension benefit plans	1	—	2	1
Adjustments to other benefit plans	(4)	(3)	(7)	(5)
Unrealized gain (loss) on investments	3	(1)	5	(23)
Derivative instruments	(56)	16	(44)	10
Total other comprehensive income (loss)	627	(314)	825	(647)
Comprehensive income (loss)	1,943	742	2,797	832
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	3	6	7
Comprehensive income (loss) attributable to Corteva	$1,941	$739	$2,791	$825

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$2,065	$3,106	$1,839
Marketable securities	76	63	120
Accounts and notes receivable - net	8,674	5,676	7,615
Inventories	4,316	5,432	4,893
Other current assets	873	820	892
Total current assets	16,004	15,097	15,359
Investment in nonconsolidated affiliates	134	134	113
Property, plant and equipment	9,455	9,074	9,088
Less: Accumulated depreciation	5,302	4,975	4,933
Net property, plant and equipment	4,153	4,099	4,155
Goodwill	10,518	10,408	10,490
Other intangible assets	8,583	8,876	9,238
Deferred income taxes	449	401	538
Other assets	1,918	1,810	1,571
Total Assets	$41,759	$40,825	$41,464
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,942	$750	$2,253
Accounts payable	3,828	4,039	3,300
Income taxes payable	485	207	488
Deferred revenue	358	3,287	413
Accrued and other current liabilities	2,903	2,103	2,499
Total current liabilities	9,516	10,386	8,953
Long-term debt	1,687	1,953	2,471
Other noncurrent liabilities
Deferred income tax liabilities	258	478	607
Pension and other post-employment benefits	2,229	2,271	2,452
Other noncurrent obligations	1,918	1,707	1,560
Total noncurrent liabilities	6,092	6,409	7,090
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2025 - 679,879,000; December 31, 2024 - 685,595,000; and June 30, 2024 - 693,617,000	7	7	7
Additional paid-in capital	27,014	27,196	27,504
Retained earnings (accumulated deficit)	1,532	55	992
Accumulated other comprehensive income (loss)	(2,644)	(3,469)	(3,324)
Total Corteva stockholders’ equity	25,909	23,789	25,179
Noncontrolling interests	242	241	242
Total equity	26,151	24,030	25,421
Total Liabilities and Equity	$41,759	$40,825	$41,464

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$1,972	$1,479
(Income) loss from discontinued operations after income taxes	77	(47)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	597	619
Provision for (benefit from) deferred income tax	(209)	(303)
Net periodic pension and OPEB (benefit) cost, net	19	82
Pension and OPEB contributions	(84)	(95)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(17)	(17)
Restructuring and asset related charges - net	101	167
Other net loss	272	245
Changes in assets and liabilities, net
Accounts and notes receivable	(2,544)	(2,427)
Inventories	1,310	1,783
Accounts payable	(356)	(913)
Deferred revenue	(2,944)	(2,978)
Other assets and liabilities	667	406
Cash provided by (used for) operating activities - continuing operations	(1,139)	(1,999)
Cash provided by (used for) operating activities - discontinued operations	(23)	(159)
Cash provided by (used for) operating activities	(1,162)	(2,158)
Investing activities
Capital expenditures	(212)	(262)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	25	20
Purchases of investments	—	(136)
Proceeds from sales and maturities of investments	62	65
Proceeds from (payments for) settlement of net investment hedge	(56)	15
Other investing activities, net	(17)	(7)
Cash provided by (used for) investing activities	(198)	(305)
Financing activities
Net change in borrowings (less than 90 days)	28	628
Proceeds from debt	1,214	2,559
Payments on debt	(335)	(943)
Repurchase of common stock	(520)	(504)
Proceeds from exercise of stock options	70	28
Dividends paid to stockholders	(232)	(223)
Other financing activities, net	(38)	(27)
Cash provided by (used for) financing activities	187	1,518
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	68	(72)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,105)	(1,017)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,317	$2,141
1. See page 14 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 8.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			419		4	423
Other comprehensive income (loss)				(333)		(333)
Share-based compensation		3	(1)			2
Common dividends ($0.16 per share)		(112)				(112)
Issuance of Corteva stock		8				8
Repurchase of common stock		(178)	(74)			(252)
Other - net		(1)	(1)		(5)	(7)
Balance at March 31, 2024	$7	$27,468	$302	$(3,010)	$241	$25,008
Net income (loss)			1,053		3	1,056
Other comprehensive income (loss)				(314)		(314)
Share-based compensation		15				15
Common dividends ($0.16 per share)			(111)			(111)
Issuance of Corteva stock		20				20
Repurchase of common stock			(252)			(252)
Other - net		1			(2)	(1)
Balance at June 30, 2024	$7	$27,504	$992	$(3,324)	$242	$25,421

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$7	$27,196	$55	$(3,469)	$241	$24,030
Net income (loss)			652		4	656
Other comprehensive income (loss)				198		198
Share-based compensation		(2)				(2)
Common dividends ($0.17 per share)		(116)				(116)
Issuance of Corteva stock		35				35
Repurchase of common stock		(150)	(120)			(270)
Other - net		(1)			(3)	(4)
Balance at March 31, 2025	$7	$26,962	$587	$(3,271)	$242	$24,527
Net income (loss)			1,314		2	1,316
Other comprehensive income (loss)				627		627
Share-based compensation		17				17
Common dividends ($0.17 per share)			(116)			(116)
Issuance of Corteva stock		35				35
Repurchase of common stock			(250)			(250)
Other - net			(3)		(2)	(5)
Balance at June 30, 2025	$7	$27,014	$1,532	$(2,644)	$242	$26,151

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

Since 2018, Argentina has been considered a hyper-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and less than 2 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 7 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2024 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which can be used to pay off outstanding intercompany payables. As of June 30, 2025, the company holds these foreign government bonds with an amortized cost of $103 million as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 15 – Financial Instruments, to the interim Consolidated Financial Statements, for additional information. As of June 30, 2025, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

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

Accounting Guidance Issued But Not Adopted as of June 30, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into their underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

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

NOTE 3 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $141 million, $139 million and $138 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	June 30, 2025	December 31, 2024	June 30, 2024
(In millions)
Accounts and notes receivable - trade[1]	$7,358	$4,615	$6,388
Contract assets - current[2]	$31	$30	$29
Contract assets - noncurrent[3]	$77	$74	$71
Deferred revenue - current	$358	$3,287	$413
Deferred revenue - noncurrent[4]	$118	$114	$110
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period was $3,091 million and $3,150 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Corn	$2,961	$2,683	$5,030	$4,770
Soybean	1,257	1,317	1,562	1,609
Other oilseeds	186	186	409	431
Other	133	145	243	272
Seed	4,537	4,331	7,244	7,082
Herbicides	995	946	1,855	1,832
Insecticides	436	415	772	788
Fungicides	342	250	646	545
Biologicals	97	90	181	172
Other	49	80	175	185
Crop Protection	1,919	1,781	3,629	3,522
Total	$6,456	$6,112	$10,873	$10,604

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
North America[1]	$3,954	$3,753	$5,551	$5,224
EMEA[2]	282	251	1,108	1,169
Latin America	154	207	339	478
Asia Pacific	147	120	246	211
Total	$4,537	$4,331	$7,244	$7,082

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
North America[1]	$675	$647	$1,288	$1,263
EMEA[2]	465	422	1,116	1,092
Latin America	518	443	775	687
Asia Pacific	261	269	450	480
Total	$1,919	$1,781	$3,629	$3,522
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs will be expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the second quarter of 2025, the company recorded net pre-tax restructuring and asset related charges of $566 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $103 million of severance and related benefit costs, $340 million of asset related and impairment charges, $34 million of decommissioning and demolition costs, and $89 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the second quarter of 2025, the company paid $116 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three and six months ended June 30, 2025 and 2024:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Severance and related benefit costs[1]	$3	$27	$12	$41
Asset related charges[2]	1	32	13	73
Decommissioning and demolition costs[2]	19	—	24	—
Contract termination charges[2]	56	—	56	—
Total restructuring and asset related charges - net	$79	$59	$105	$114
1.Reflects corporate-related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.

A reconciliation of the December 31, 2024 to the June 30, 2025 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2024	$70	$—	$—	$—	$70
Charges to income from continuing operations	12	13	24	56	105
Payments	(24)	—	(24)	(5)	(53)
Asset write-offs	—	(13)	—	—	(13)
Balance at June 30, 2025	$58	$—	$—	$51	$109

Other Asset Related Charges
The company recognized charges of $35 million and $55 million for the three and six months ended June 30, 2024, respectively, in restructuring and asset related charges - net, in the interim Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 was complete.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest income	$31	$25	$63	$60
Equity in earnings (losses) of affiliates - net	(1)	(1)	10	7
Net gain (loss) on sales of businesses and other assets	13	13	17	17
Net exchange gains (losses)[1]	(25)	(78)	(52)	(137)
Non-operating pension and other post employment benefit credits (costs)[2]	(6)	(36)	(12)	(72)
Miscellaneous income (expenses) - net[3]	91	(36)	92	(87)
Other income (expense) - net	$103	$(113)	$118	$(212)
1.Includes net pre-tax exchange gains (losses) of $(11) million associated with impacts from the devaluation of the Argentine Peso for both the three and six months ended June 30, 2025, and $(18) million and $(28) million for the three and six months ended June 30, 2024, respectively.
2.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.The three and six months ended June 30, 2025 includes the receipt of insurance proceeds and other items. The three and six months ended June 30, 2024 includes estimated settlement reserves and tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, while the six months ended June 30, 2024 additionally includes the recognition of an indemnification payment negotiated with the prior Stoller owners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(154)	$(66)	$(201)	$(43)
Local tax (expenses) benefits	14	28	13	18
Net after-tax impact from subsidiary exchange gain (loss)	$(140)	$(38)	$(188)	$(25)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$129	$(12)	$149	$(94)
Tax (expenses) benefits	(25)	2	(27)	19
Net after-tax impact from hedging program exchange gain (loss)	$104	$(10)	$122	$(75)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(25)	$(78)	$(52)	$(137)
Tax (expenses) benefits	(11)	30	(14)	37
Net after-tax exchange gain (loss)	$(36)	$(48)	$(66)	$(100)

Noncontrolling interest adjustment	—	—	—	1

Net after-tax exchange gain (loss) attributable to Corteva	$(36)	$(48)	$(66)	$(99)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows. Corteva classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, and includes them within other current assets and other assets, respectively, in the interim Consolidated Balance Sheets.

(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$2,065	$3,106	$1,839
Restricted cash equivalents	252	316	302
Total cash, cash equivalents and restricted cash equivalents	$2,317	$3,422	$2,141

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. During the second quarter of 2024, the company's previously-restricted cash in the Water District Settlement Fund, which was established by Corteva, EIDP, Inc., DuPont and Chemours in September 2023 under the Nationwide Water District Settlement, was released. All of the company's restricted cash equivalents are classified as current as of June 30, 2025, December 31, 2024 and June 30, 2024, except for the $15 million MOU Escrow Account balance at December 31, 2024. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounts payable
At June 30, 2025, December 31, 2024 and June 30, 2024, accounts payable was $3,828 million, $4,039 million and $3,300 million, respectively, which includes accounts payable - trade of $1,613 million, $2,632 million, and $1,434 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $10 million, $410 million, and $20 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, which is measured at fair value using Level 2 inputs for each period presented.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2025 was 23.4 percent and 20.8 percent, respectively, and 21.1 percent and 21.3 percent for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2025, the company recognized $8 million and $35 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the six months ended June 30, 2025, the company recognized a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, enacting changes in a wide array of policy areas, including federal tax law. The company is currently evaluating the potential impacts of these provisions on its tax position and overall financial results.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes	$1,382	$1,056	$2,049	$1,432
Net income (loss) attributable to continuing operations noncontrolling interests	2	3	6	7
Income (loss) from continuing operations available to Corteva common stockholders	1,380	1,053	2,043	1,425
Income (loss) from discontinued operations available to Corteva common stockholders	(66)	—	(77)	47
Net income (loss) available to common stockholders	$1,314	$1,053	$1,966	$1,472

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2025	2024	2025	2024
Earnings (loss) per share of common stock from continuing operations	$2.02	$1.51	$2.99	$2.04
Earnings (loss) per share of common stock from discontinued operations	(0.10)	—	(0.11)	0.07
Earnings (loss) per share of common stock	$1.92	$1.51	$2.88	$2.11

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2025	2024	2025	2024
Earnings (loss) per share of common stock from continuing operations	$2.02	$1.51	$2.98	$2.03
Earnings (loss) per share of common stock from discontinued operations	(0.10)	—	(0.11)	0.07
Earnings (loss) per share of common stock	$1.92	$1.51	$2.87	$2.10

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2025	2024	2025	2024
Weighted-average common shares - basic	681.7	695.9	683.3	698.1
Plus: dilutive effect of equity compensation plans[1]	1.4	2.2	1.4	2.3
Weighted-average common shares - diluted	683.1	698.1	684.7	700.4
Potential shares of common stock excluded from EPS calculations[2]	2.1	2.7	2.9	3.9
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Accounts receivable – trade[1]	$5,961	$4,448	$5,168
Notes receivable – trade[1,2]	1,397	167	1,220
Other[3]	1,316	1,061	1,227
Total accounts and notes receivable - net	$8,674	$5,676	$7,615

1.Accounts and notes receivable – trade are net of allowances of $218 million, $179 million and $188 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2025, December 31, 2024 and June 30, 2024, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $107 million, $144 million and $152 million as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the six months ended June 30, 2024 and 2025:

(In millions)
2024
Balance at December 31, 2023	$205
Net provision for credit losses	26
Other - net of write-offs charged against allowance	(43)
Balance at June 30, 2024	$188
2025
Balance at December 31, 2024	$179
Net provision for credit losses	45
Other - net of write-offs charged against allowance	(6)
Balance at June 30, 2025	$218

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

Trade receivables sold under these agreements were $63 million and $89 million for the three and six months ended June 30, 2025, respectively, and $49 million and $67 million for the three and six months ended June 30, 2024, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2025, December 31, 2024 and June 30, 2024 were $18 million, $15 million and $9 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and six months ended June 30, 2025 and 2024 was not material. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Finished products	$1,934	$2,649	$2,190
Semi-finished products	1,961	2,297	2,110
Raw materials and supplies	421	486	593
Total inventories	$4,316	$5,432	$4,893

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2025			December 31, 2024			June 30, 2024
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,461)	$4,830	$6,291	$(1,336)	$4,955	$6,291	$(1,208)	$5,083
Customer-related	2,392	(949)	1,443	2,350	(863)	1,487	2,388	(798)	1,590
Developed technology	1,838	(1,230)	608	1,838	(1,161)	677	1,840	(1,086)	754
Trademarks/trade names	2,056	(424)	1,632	2,056	(380)	1,676	2,058	(340)	1,718
Other[1]	388	(323)	65	388	(312)	76	388	(300)	88
Total other intangible assets with finite lives	12,965	(4,387)	8,578	12,923	(4,052)	8,871	12,965	(3,732)	9,233
Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	5	—	5	5	—	5	5	—	5
Total other intangible assets with indefinite lives	5	—	5	5	—	5	5	—	5
Total other intangible assets	$12,970	$(4,387)	$8,583	$12,928	$(4,052)	$8,876	$12,970	$(3,732)	$9,238
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $161 million and $323 million for the three and six months ended June 30, 2025, respectively, and $174 million and $351 million for the three and six months ended June 30, 2024, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2025 and each of the next five years is approximately $321 million, $634 million, $574 million, $552 million, $528 million and $518 million, respectively.

NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Commercial paper	$460	$—	$2,077
364-Day Revolving Credit Facility	—	—	—
Other loans - various currencies	199	250	175
Long-term debt payable within one year	1,283	500	—
Finance lease obligations payable within one year	—	—	1
Total short-term borrowings and finance lease obligations	$1,942	$750	$2,253

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt
(In millions)	June 30, 2025		December 31, 2024		June 30, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$500	1.70%	$500	1.70%	$500	1.70%
Maturing in May 2026	600	4.50%	600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in May 2032	500	5.125%	—		—
Maturing in May 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans	183	12.70%	161	12.70%	181	12.70%
Medium-term notes, varying maturities through 2041	104	4.26%	104	4.41%	104	5.29%
Finance lease obligations	—		—		—
Less: Unamortized debt discount and issuance costs	17		12		14
Less: Long-term debt due within one year	1,283		500		—
Total long-term debt	$1,687		$1,953		$2,471

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,950 million, $2,366 million and $2,362 million as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

Debt Offering
In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at June 30, 2025 was approximately $127 million. The company’s foreign currency loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and available credit facilities at June 30, 2025
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2025	750	750	February 2026	Floating Rate
Total committed and available credit facilities		$5,500	$5,500

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2025, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2025, the company amended and restated its January 2023 (as amended in July 2023, January 2024 and February 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2025, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the finance provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At June 30, 2025, December 31, 2024 and June 30, 2024, the outstanding obligations under supplier finance programs was $106 million, $88 million and $125 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended June 30, 2025 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2024	$88
Invoices confirmed during the period	335
Confirmed invoices paid during the period	(317)
Confirmed obligations outstanding at June 30, 2025	$106

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2025, December 31, 2024 and June 30, 2024, the company had directly guaranteed $68 million, $64 million and $80 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

guaranteed party. Of the maximum future payments at June 30, 2025, approximately $15 million had terms greater than one year. The maximum future payments include $6 million, $4 million and $6 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $600 million, $223 million and $595 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

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

Chemours Separation Agreement (Performance Chemicals)
Pursuant to the Chemours Separation Agreement resulting from the 2015 spin-off of the Performance Chemicals segment from Historical DuPont, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. Additionally, in January 2021, a binding memorandum of understanding as described below replaced the potential future liability sharing arrangements established in the 2017 amendment to the Chemours Separation Agreement. At June 30, 2025, December 31, 2024 and June 30, 2024, the indemnification assets from Chemours were $144 million, $43 million, and $57 million, respectively, within accounts and notes receivable - net and $373 million, $280 million and $266 million, respectively, within other assets in the interim Consolidated Balance Sheets. These indemnification assets are regularly assessed for collectability and the company has concluded that these assets are recoverable. The liabilities subject to Chemours indemnification are considered stray liabilities under the Corteva Separation Agreement. Therefore, if Chemours fails to indemnify the company, these stray liabilities are subject to proportionate cost sharing between Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, as further described in this footnote below.

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

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding resolving legal disputes originating from the Delaware Litigation and Arbitration, and establishing a cost sharing arrangement and escrow account supporting and managing potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaced a prior 2017 amendment to the Chemours Separation Agreement. According to the terms of the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50 percent share under the MOU will be limited to $2 billion, including qualified expenses and escrow account contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50 percent of the first $300 million (up to $150 million each), and thereafter DuPont bears 71 percent and Corteva bears the remaining 29 percent. Under the terms of the MOU, Corteva’s estimated aggregate share of the potential $2 billion is approximately $600 million.

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account (“MOU Escrow Account”). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through June 30, 2025.

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

Under the Corteva Separation Agreements, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva and DuPont (which may include a specified amount of liability associated with that liability), Corteva and DuPont are responsible for liabilities in an amount up to that specified amount plus an additional $200 million each. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29 percent and 71 percent, respectively; provided, however, that for PFAS, DuPont managed such liabilities with Corteva and DuPont sharing the costs on a 50 percent - 50 percent basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

threshold was met, the companies share proportionally on the basis of 29 percent and 71 percent respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At June 30, 2025, December 31, 2024 and June 30, 2024, the aggregate indemnification assets from DuPont and Dow were $123 million, $47 million and $44 million, respectively, within accounts and notes receivable - net and $246 million, $143 million and $122 million, respectively, within other assets in the interim Consolidated Balance Sheets. At June 30, 2025, December 31, 2024 and June 30, 2024, the aggregate indemnification liabilities to DuPont and Dow were $15 million, $9 million and $24 million, respectively, within accrued and other current liabilities and $149 million, $149 million and $140 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(66) million and $(77) million for the three and six months ended June 30, 2025, respectively, and $— million and $47 million for the three and six months ended June 30, 2024, respectively to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations.

The result for the three and six months ended June 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. These charges were partially offset by the prior year derecognition of an indemnification liability associated with the Water District Settlement Fund contribution.

The result for the three months ended June 30, 2024 was primarily driven by the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution, offset by the unfavorable settlement of a tax matter and increased environmental remediation costs for previously divested businesses. The after-tax benefits recognized during the six months ended June 30, 2024 primarily relate to a favorable adjustment of certain prior year tax positions for previously divested businesses, partially offset by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility.

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

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Bayer alleged that Corteva practiced two Bayer patents in developing E3® soybeans, and therefore, is entitled pursuant to the terms of the cross-license agreement to royalties for sales between 2019 through 2029, along with interest. In January 2025, the court issued several rulings precluding Corteva's invalidity and inequitable conduct defenses, while also aligning on key aspects of Corteva's patent claim construction. In May 2025, the Delaware state court granted Corteva’s motion for partial summary judgment agreeing that U.S. Supreme Court precedent precludes the collection of royalties after patent expiration. In June 2025, Bayer’s motion for reconsideration was denied. In July 2025, a stipulated order allowed Bayer to appeal the summary judgment finding, while also allowing Corteva’s cross-appeal of the dismissal of its invalidity and inequitable conduct defenses. Resolution discussions between Corteva and Bayer remain ongoing.

Federal Trade Commission Investigation
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its Crop Protection products generally, as well as business plans, rebate programs, offers, pricing and marketing

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

materials specifically related to its acetochlor, oxamyl, rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has fully cooperated with all requests related to this subpoena. On September 29, 2022, the FTC, along with ten state attorneys general in California, Colorado, Illinois, Indiana, Iowa, Minnesota, Nebraska, Oregon, Wisconsin, and Texas, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). In December 2022, attorneys general in Tennessee and Washington joined the FTC lawsuit and the Arkansas state attorney general filed a separate lawsuit against Corteva and another competitor based on the allegations set forth in the FTC lawsuit. In July 2025, the Arkansas state attorney general amended the complaint to include methoxyfenozide, cyhalofop, picloram, triclopyr, and aminopyralid products. Several proposed private class action lawsuits were also filed in federal court alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit.

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva's motion to dismiss. Specifically, the court order dismissed the plaintiff's federal damages claims and 13 of the 27 state consumer protection act claims. The plaintiffs amended their complaint to include methoxyfenozide products. The trials for these claims are expected to begin in 2026.

Lorsban® Lawsuits
As of June 30, 2025, there were pending asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of June 30, 2025, an accrual has been established for the estimated resolution of certain claims.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2025, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

PFOA Personal Injury Claims
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Aqueous Film-Forming Foams. Approximately 6,900 cases remain filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily kidney, testicular, liver and thyroid cancer) from the use of aqueous film-forming foams (“AFFF”) or contamination, in most cases due to migration from military installations or airports, consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance. The SC MDL ordered the dismissal of plaintiff claims without prejudice, if such plaintiff could not produce peer reviewed science and expert reports supporting PFAS as both the general and specific causation of their personal injury. The trial for the first bellwether personal injury trial is expected to begin in October 2025.

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

On August 3, 2025, the company, together with Chemours and DuPont agreed to a proposed Judicial Consent Order with the State of New Jersey (the "NJ Statewide Settlement") to resolve all outstanding claims by the State of New Jersey pending against the companies related to the legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. Subject to a public notice and comment period and subject to court approval following that period, the NJ Statewide Settlement will also resolve legacy claims related to four Historical DuPont operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under ISRA, alleged statewide PFAS contamination, including from the use of AFFF, claims of fraudulent transfer, and claims for known natural resource damages from these Historical DuPont sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Statewide Settlement includes aggregate cash payments to the State of New Jersey of $875 million, payable over a period of 25 years (net present value of approximately $500 million, using an 8 percent discount rate), responsibility for which will be allocated among the settling companies in accordance with the terms of the MOU. Of the $875 million, approximately $16 million is allocated to statewide natural resource damages unrelated to the four Historical DuPont sites, 25 percent of which relates to alleged statewide AFFF contamination. Accordingly, in the second quarter of 2025, the company recorded a pre-tax loss of $72 million ($58 million after-tax) within discontinued operations, reflecting the net present value of the company's

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

share of the aggregate cash payment in accordance with the MOU. The settling companies have agreed to count the NJ Statewide Settlement against the MOU limit at net present value as of the date of the NJ Statewide Settlement. Entry into the NJ Statewide Settlement will suspend the companies' 2025 MOU escrow funding obligations and funding of the initial payment under the NJ Statewide Settlement, expected in 2026, will be deemed to satisfy these obligations for 2025.

In addition to the cash payment, the NJ Statewide Settlement obligates certain settling companies to continue to undertake remediation at the four Historical DuPont sites, which will be determined in accordance with applicable law and the respective cost sharing arrangements between the settling companies, to the extent applicable. DuPont and Chemours will be responsible for the remediation at the sites under their current respective ownership. As part of the NJ Statewide Settlement, the companies have agreed to a binding third party review process of the remedial funding source ("RFS") for each of the four Historical DuPont sites (in the form of a surety bond or similar financial instrument) to ensure available funds for future remediation of these sites. This review process could identify additional required remediation, and an increase to the RFS for each of these sites.

The company and DuPont will also establish a reserve fund (in the form of a surety bond or similar financial instrument) in the amount of $475 million (the "Reserve Fund") with DuPont funding 71 percent and the company bearing the remaining 29 percent. The Reserve Fund is further financial security, separate from, and secondary to, the RFS, and the Reserve Fund will be accessible only in the event the RFS for a site has been exhausted and the party responsible for a site is not otherwise performing the required remediation. If a responsible party under the NJ Statewide Settlement defaults on their remediation or payment obligations (subject first to the cost sharing arrangements under the Corteva Separation Agreements, which provides that these obligations are "stray liabilities"), EIDP will become responsible for such obligations.

The NJ Statewide Settlement is subject to a public notice and comment period and requires court approval following the expiration of that period. Under the NJ Statewide Settlement, no settling party admits any liability or wrongdoing or agrees to waive any defenses as to any such liability or wrongdoing.

Pursuant to a separate agreement among the company, DuPont, and Chemours, and contingent upon the court's approval of the NJ Statewide Settlement, DuPont and the company will purchase Chemours' future interest, if any, in certain insurance proceeds. DuPont and the company will make the purchase by contributing a total of $150 million, with $106 million from DuPont and $44 million from the company, into an escrow fund, with funds to be released to pay Chemours' share of the NJ Statewide Settlement. DuPont and the company will pay Chemours, as additional contingent consideration, amounts received from the acquired insurance proceeds in excess of $150 million plus an accrued fee. The accrued fee will equal the lesser of (a) $35 million, or (b) $3 million plus interest (at prime minus 2 percent) on an initial balance of $150 million, as reduced by any amounts received by DuPont and Corteva from the acquired insurance proceeds, until DuPont and the company have so received $150 million, plus the accrued fee. The purchase price to be paid to Chemours, and the insurance proceeds recovered, by DuPont and the company from the insurance proceeds acquired from Chemours, will be in shared accordance with the sharing percentages under the Corteva Separation Agreements.

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023 for $110 million, with Corteva’s share of the settlement under the MOU being approximately $16 million and expected to be paid in the next twelve months. As of June 30, 2025, an accrual has been established. The second, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. In January 2025, EIDP filed a motion to dismiss the new case on the grounds it remains similar to the original claim.

New York. EIDP is a defendant in a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. A settlement in principle of the Baker Class Action was reached in June 2025 for $22 million, plus funding $1 million annually to a medical monitoring

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fund for five years. As of June 30, 2025, an accrual for Corteva’s share of the expected settlement under the MOU was established.

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

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed by attorneys general in 31 states, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to investigate and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities' land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, that such discussions remain in their early stages. As of June 30, 2025, an accrual has been

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The trial for the Centre, Alabama water district carpet mill case is expected to be scheduled for the first quarter of 2026. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile, and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

As of June 30, 2025, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025. Cumberland County, North Carolina, which is not part of the forgoing consolidation action or the Nationwide Water District Settlement, filed an action for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. The pending mediation and trial for this matter are no longer scheduled.

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

For a discussion of the allocation of environmental liabilities under the Chemours Separation Agreement and the Corteva Separation Agreement, see pages 21-22.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accrued environmental obligations and indemnification assets include the following:

	As of June 30, 2025
(In millions)	Indemnification asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$191	$201	$274
Other discontinued or divested businesses obligations[1]	33	75	201

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	53	57	61

Environmental remediation liabilities not subject to indemnity	—	122	81

Indemnification liabilities related to the MOU[4]	—	64	12
Total	$277	$519	$629
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
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 21, under the header "Chemours Separation Agreement (Performance Chemicals)."

Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey, along with fines and penalties. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. This RFS matter will be resolved upon the court's approval of the NJ Statewide Settlement, discussed on page 25.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. In March 2025, the Facility Response Group reached an agreement to settle this lawsuit with AltEn. The agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of June 30, 2025, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to RCRA. Discussions between the parties remain ongoing and further litigation, including discovery, is stayed.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 280,000 shares in the open market for a total cost (excluding excise taxes) of $20 million during the three and six months ended June 30, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 3,502,000 and 7,815,000 shares in the open market for a total cost (excluding excise taxes) of $230 million and $500 million for the three and six months ended June 30, 2025, respectively, and 4,486,000 and 9,116,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $500 million for the three and six months ended June 30, 2024, respectively. Included within the shares repurchased during the six months ended June 30, 2025 and the year ended December 31, 2024 were $145 million and $125 million, respectively, of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee's periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

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

Below is a summary of the EIDP Preferred Stock at June 30, 2025, December 31, 2024 and June 30, 2024, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2024
Balance at January 1, 2024	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
Other comprehensive income (loss) before reclassifications	(630)	(7)	1	—	(23)	(659)
Amounts reclassified from accumulated other comprehensive income (loss)	—	17	—	(5)	—	12
Net other comprehensive income (loss)	(630)	10	1	(5)	(23)	(647)
Balance at June 30, 2024	$(3,088)	$(45)	$(352)	$184	$(23)	$(3,324)
2025
Balance at January 1, 2025	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
Other comprehensive income (loss) before reclassifications	869	(89)	3	—	5	788
Amounts reclassified from accumulated other comprehensive income (loss)	—	45	(1)	(7)	—	37
Net other comprehensive income (loss)	869	(44)	2	(7)	5	825
Balance at June 30, 2025	$(2,603)	$(28)	$(224)	$212	$(1)	$(2,644)

1.The cumulative translation adjustment gain for the six months ended June 30, 2025 was primarily driven by the weakening of the USD against the Euro ("EUR"), Brazilian Real ("BRL") and Mexico Peso ("MXN"). The cumulative translation adjustment loss for the six months ended June 30, 2024 was primarily driven by the strengthening of the USD against the Brazilian Real (“BRL”), Swiss Franc (“CHF”) and Euro (“EUR”).

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Derivative instruments	$16	$(10)	$3	$(9)
Pension benefit plans - net	—	—	1	—
Other benefit plans - net	—	2	2	2
Unrealized gains (losses) on investments	—	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$16	$(8)	$6	$(7)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Derivative instruments[1]:	$55	$10	$68	$26
Tax (benefit) expense[2]	(12)	(4)	(23)	(9)
After-tax	$43	$6	$45	$17
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$—	$(2)	$(1)
Total before tax	$(1)	$—	$(2)	$(1)
Tax (benefit) expense[2]	—	1	1	1
After-tax	$(1)	$1	$(1)	$—
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$—	$(1)	$—	$(1)
Actuarial (gains) losses[3,4]	(4)	(3)	(9)	(6)
Total before tax	$(4)	$(4)	$(9)	$(7)
Tax (benefit) expense[2]	—	1	2	2
After-tax	$(4)	$(3)	$(7)	$(5)
Total reclassifications for the period, after-tax	$38	$4	$37	$12
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

NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits ("OPEB"):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Defined Benefit Pension Plans:
Service cost	$3	$4	$7	$9
Interest cost	156	163	313	326
Expected return on plan assets	(155)	(133)	(310)	(266)
Amortization of prior service (benefit) cost	(1)	(1)	(2)	(2)
Net periodic benefit (credit) cost	$3	$33	$8	$67
Other Post Employment Benefits:
Interest cost	$10	$10	$20	$20
Amortization of unrecognized (gain) loss	(4)	(3)	(9)	(6)
Net periodic benefit (credit) cost	$6	$7	$11	$14

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - FINANCIAL INSTRUMENTS

At June 30, 2025, December 31, 2024 and June 30, 2024, the company had $1,122 million, $2,179 million and $1,003 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; and $1 million, $63 million and $99 million of held-to-maturity securities (primarily time deposits and foreign government bonds) classified as marketable securities in the interim Consolidated Balance Sheets at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. Additionally, at June 30, 2025, December 31, 2024, and June 30, 2024, the company had $75 million, $— million, and $21 million, respectively, of available-for-sale securities (primarily foreign government bonds) included in marketable securities, respectively, in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase; and $27 million, $97 million and $81 million of available-for-sale securities (primarily foreign government bonds) classified as other assets in the interim Consolidated Balance Sheets at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, as these securities had maturities of more than one year at the time of purchase. The company’s held-to-maturity and available-for-sale securities relating to investments in foreign government bonds are discussed further in the “Debt Securities” section.

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

The aggregate notional amounts for the company's derivative instruments (both designated and not designated) was a net buy (sell) position of $1,745 million, $(1,056) million and $979 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$(32)	$(79)	$(49)	$(71)
Additions and revaluations of derivatives designated as cash flow hedges	(12)	(20)	(10)	(38)
Clearance of hedge results to earnings	43	7	58	17
Ending balance	$(1)	$(92)	$(1)	$(92)

At June 30, 2025, an after-tax net loss of $2 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$—	$7	$13	$1
Additions and revaluations of derivatives designated as cash flow hedges	—	14	—	19
Clearance of hedge results to earnings	—	(1)	(13)	—
Ending balance	$—	$20	$—	$20

At June 30, 2025, no after-tax net gain (loss) is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
In March 2025, the company designated €1.7 billion of forward contracts to exchange Euro as net investment hedges. Of these hedges, €1.2 billion expired and were settled in May 2025, while the remaining €500 million will expire and be settled in December 2025. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in EUR/USD exchange rates.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	146	(115)	31
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$148	$(115)	$33

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$41	$—	$41
Commodity contracts	Accrued and other current liabilities	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	149	(115)	34
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$194	$(115)	$79

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$8	$—	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	71	(45)	26
Commodity contracts	Other current assets	12	—	12
Total asset derivatives		$91	$(45)	$46

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	104	(45)	59
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$111	$(45)	$66

		June 30, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$19	$—	$19
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	120	(77)	43
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$141	$(77)	$64

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	86	(77)	9
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$92	$(77)	$15
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(113)	$23	$(103)	$17
Cash flow hedges:
Foreign currency contracts	—	20	—	28
Commodity contracts	(14)	(27)	(12)	(52)
Total derivatives designated as hedging instruments	$(127)	$16	$(115)	$(7)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$—	$—	$6	$(1)
Commodity contracts[2]	(55)	(10)	(74)	(25)
Total derivatives designated as hedging instruments	$(55)	$(10)	$(68)	$(26)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$129	$(12)	$149	$(91)
Foreign currency contracts[2]	(60)	19	(69)	18
Commodity contracts[2,4]	2	(1)	9	(44)
Commodity contracts[3]	—	—	—	(3)
Total derivatives not designated as hedging instruments	$71	$6	$89	$(120)
Total derivatives	$16	$(4)	$21	$(146)
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

Debt Securities
The company held debt securities, which consisted of foreign government bonds classified as held-to-maturity securities at December 31, 2024 and June 30, 2024. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency.

The company held debt securities, which consisted of foreign government bonds classified as available-for-sale securities at June 30, 2025, December 31, 2024 and June 30, 2024. The company's investments in available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations. The debt securities classified as available-for-sale at June 30, 2025 with a contractual maturity within one year had an amortized cost and fair value of $75 million. The debt securities classified as available-for-sale at June 30, 2025 with a contractual maturity of one to five years had an amortized cost of $28 million, gross unrealized gains (losses) of $(1) million and a fair value of $27 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated fair value of the available-for-sale securities as of June 30, 2025, December 31, 2024 and June 30, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the end of period quoted closing market prices in active markets for identical assets and liabilities.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	June 30, 2025	December 31, 2024	June 30, 2024
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$1	$63	$99
Debt securities:
Foreign government bonds[2]	102	97	102
Derivatives relating to:[3]
Foreign currency	146	71	139
Commodity contracts	2	20	2
Total assets at fair value	$251	$251	$342
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	190	104	86
Commodity contracts	4	7	6
Total liabilities at fair value	$194	$111	$92
1.Reflects significant other observable inputs.
2.Represents the company's investments in debt securities that are classified as available-for-sale, which are included in marketable securities and other assets in the interim Consolidated Balance Sheets.
3.See Note 15 - Financial Instruments, to the interim Consolidated Financial Statements, for the classification of derivatives in the interim Consolidated Balance Sheets.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2025
Net sales	$4,537	$1,919	$6,456
Segment operating EBITDA	1,863	334	2,197
Depreciation and amortization	200	101	301
Segment assets[1]	21,996	15,173	37,169
Investments in nonconsolidated affiliates	59	75	134
Purchases of property, plant and equipment	72	46	118

2024
Net sales	$4,331	$1,781	$6,112
Segment operating EBITDA	1,698	255	1,953
Depreciation and amortization	205	107	312
Segment assets[1]	22,206	15,015	37,221
Investments in nonconsolidated affiliates	39	74	113
Purchases of property, plant and equipment	72	42	114
1.    Segment assets at December 31, 2024 were $21,246 million and $14,241 million for Seed and Crop Protection, respectively.

As of and for the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2025
Net sales	$7,244	$3,629	$10,873
Segment operating EBITDA	2,705	711	3,416
Depreciation and amortization	391	206	597
Purchases of property, plant and equipment	119	93	212

2024
Net sales	$7,082	$3,522	$10,604
Segment operating EBITDA	2,446	565	3,011
Depreciation and amortization	408	211	619
Purchases of property, plant and equipment	159	103	262

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended June 30, 2025
Net sales	$4,537	$1,919	$6,456
Cost of goods sold	1,704	1,181	2,885
Other expenses[1]	970	404	1,374
Segment operating EBITDA	$1,863	$334	$2,197

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended June 30, 2024
Net sales	$4,331	$1,781	$6,112
Cost of goods sold	1,762	1,172	2,934
Other expenses[1]	871	354	1,225
Segment operating EBITDA	$1,698	$255	$1,953

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Total
For the Six Months Ended June 30, 2025
Net sales	$7,244	$3,629	$10,873
Cost of goods sold	2,979	2,199	5,178
Other expenses[1]	1,560	719	2,279
Segment operating EBITDA	$2,705	$711	$3,416

(In millions)	Seed	Crop Protection	Total
For the Six Months Ended June 30, 2024
Net sales	$7,082	$3,522	$10,604
Cost of goods sold	3,202	2,281	5,483
Other expenses[1]	1,434	676	2,110
Segment operating EBITDA	$2,446	$565	$3,011
1.    Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes	$1,382	$1,056	$2,049	$1,432
Provision for (benefit from) income taxes on continuing operations	422	282	539	388
Income (loss) from continuing operations before income taxes	$1,804	$1,338	$2,588	$1,820
Depreciation and amortization	301	312	597	619
Interest income	(31)	(25)	(63)	(60)
Interest expense	52	66	88	107
Exchange (gains) losses - net	25	78	52	137
Non-operating (benefits) costs - net	3	30	13	82
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	43	(19)	52	(18)
Significant items (benefit) charge	(33)	137	26	264
Corporate expenses	33	36	63	60
Segment operating EBITDA	$2,197	$1,953	$3,416	$3,011

Segment assets to total assets (In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Total segment assets	$37,169	$35,487	$37,221
Corporate assets	4,590	5,338	4,243
Total assets	$41,759	$40,825	$41,464

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2025 and 2024, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2025
Restructuring and asset related charges - net[1]	$(1)	$(75)	$(3)	$(79)
Gain (loss) on sale of assets[2]	—	14	—	14
Insurance proceeds[3]	—	98	—	98
Total	$(1)	$37	$(3)	$33

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2024
Restructuring and asset related charges - net[1]	$(33)	$(32)	$(27)	$(92)
Estimated settlement expense[4]	—	(47)	—	(47)
Inventory write-offs[2]	2	—	—	2
Gain (loss) on sale of assets[2]	—	3	—	3
Acquisition-related costs[5]	—	(3)	—	(3)
Total	$(31)	$(79)	$(27)	$(137)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2025
Restructuring and asset related charges - net[1]	$(4)	$(89)	$(8)	$(101)
Gain (loss) on sale of assets[2]	—	14	—	14
AltEn facility remediation charges[6]	(37)	—	—	(37)
Insurance proceeds[3]	—	98	—	98
Total	$(41)	$23	$(8)	$(26)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2024
Restructuring and asset related charges - net[1]	$(53)	$(73)	$(41)	$(167)
Estimated settlement expense[4]	—	(101)	—	(101)
Inventory write-offs[2]	2	—	—	2
Gain (loss) on sale of assets[2]	4	3	—	7
Acquisition-related costs[5]	—	(5)	—	(5)
Total	$(47)	$(176)	$(41)	$(264)
1.Includes restructuring plans and asset related charges, as well as accelerated prepaid amortization expense for the three and six months ended June 30, 2024. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. The three and six months ended June 30, 2024 includes a $2 million benefit associated with sales of inventory previously reserved for in association with the 2022 Restructuring Actions.
3.Includes proceeds received related to prior significant items.
4.Consists of estimated Lorsban® related charges.
5.Relates to acquisition-related costs, including third-party integration costs associated with the completed acquisitions of Stoller and Symborg.
6.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (which includes related contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs will be expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the second quarter of 2025, the company recorded net pre-tax restructuring and asset related charges of $566 million, comprised of $103 million of severance and related benefit costs, $340 million of asset related and impairment charges, $34 million of decommissioning and demolition costs, and $89 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the second quarter of 2025, the company paid $116 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

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

Share Buyback Plan

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc,'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 280,000 shares in the open market for a total cost (excluding excise taxes) of $20 million during the three and six months ended June 30, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 3,502,000 and 7,815,000 shares in the open market for a total cost (excluding excise taxes) of $230 million and $500 million for the three and six months ended June 30, 2025, respectively, and 4,486,000 and 9,116,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $500 million for the three and six months ended June 30, 2024, respectively.

Overview
The following is a summary of results from continuing operations for the three months ended June 30, 2025:
•The company reported net sales of $6,456 million, up 6 percent versus the same quarter last year, reflecting a 6 percent increase in volume and a 1 percent increase in price, partially offset by a 1 percent unfavorable impact from currency.
•Cost of goods sold totaled $2,932 million in the second quarter of 2025, up from $2,918 million in the second quarter of 2024, which was driven by higher volumes, with a partial offset from ongoing cost and productivity actions, Crop Protection raw material deflation, lower commodity prices and a reduction in net royalty expense.
•Restructuring and asset related charges - net were $79 million in the second quarter of 2025, a decrease from $92 million in the second quarter of 2024. The charges for the three months ended June 30, 2025 primarily relate to contract termination charges and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $1,382 million, as compared to $1,056 million in the same quarter last year.
•Operating EBITDA was $2,164 million for the three months ended June 30, 2025, up from $1,917 million for the three months ended June 30, 2024, primarily driven by Seed pricing and share gains, Crop Protection volume growth, ongoing cost and productivity benefits, and net royalty improvement, partially offset by continued investment in Seed research and development, competitive Crop Protection pricing and unfavorable currency effects. Refer to page 52 for further discussion of the company's non-GAAP financial measures.
The following is a summary of results from continuing operations for the six months ended June 30, 2025:
•The company reported net sales of $10,873 million, up 3 percent versus the same period last year, reflecting a 4 percent increase in volume and a 1 percent increase in price, partially offset by a 2 percent unfavorable impact from currency.
•Cost of goods sold totaled $5,274 million for the six months ended June 30, 2025, down from $5,468 million for the six months ended June 30, 2024, which was driven by ongoing cost and productivity actions, Crop Protection raw material deflation, lower commodity prices and a reduction in net royalty expense, with a partial offset from higher volumes.
•Restructuring and asset related charges - net were $101 million for the six months ended June 30, 2025, a decrease from $167 million for the six months ended June 30, 2024. The charges for the six months ended June 30, 2025 primarily relate to severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract termination charges associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $2,049 million, as compared to $1,432 million in the same period last year.
•Operating EBITDA was $3,353 million for the six months ended June 30, 2025, up from $2,951 million for the six months ended June 30, 2025, primarily driven by Seed pricing and share gains, Crop Protection volume growth, net cost and productivity benefits, and net royalty improvement, partially offset by continued investment in Seed research and development, competitive Crop Protection pricing and unfavorable currency effects. Refer to page 52 for further discussion of the company's non-GAAP financial measures.
In addition to the financial highlights above, the following events occurred during the six months ended June 30, 2025:
•The company returned approximately $750 million to shareholders during the six months ended June 30, 2025 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $6,456 million and $6,112 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by a 6 percent increase in volume and a 1 percent increase in price, partially offset by a 1 percent unfavorable currency impact. Crop Protection volume increases were driven primarily by Latin America on demand for new products, fungicides, spinosyns and biologicals. Seed experienced volume growth due primarily to increased corn area and share gains in North America. The improvement in pricing was driven by Seed, partially offset by a decline in Crop Protection pricing due to competitive price dynamics, primarily in Latin America. The unfavorable currency impacts were led by the Brazilian Real and the Canadian Dollar.

	Three Months Ended June 30,
	2025		2024
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$6,456	100%	$6,112	100%
North America[1]	4,629	72%	4,400	72%
EMEA[2]	747	12%	673	11%
Latin America	672	10%	650	11%
Asia Pacific	408	6%	389	6%

	Q2 2025 vs. Q2 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$229	5%	2%	4%	(1)%	—%
EMEA[2]	74	11%	4%	9%	(2)%	—%
Latin America	22	3%	(7)%	18%	(8)%	—%
Asia Pacific	19	5%	4%	2%	(1)%	—%
Total	$344	6%	1%	6%	(1)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Net sales were $10,873 million and $10,604 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by 4 percent increase in volume and a 1 percent increase in price, partially offset by a 2 percent unfavorable currency impact. Improvements in volume were driven by Crop Protection due to demand for new products and biologicals, while Seed experienced volume growth primarily due to increased corn area in North America. Pricing improvements were driven by Seed, led by North America and EMEA with continued execution on the company's price for value strategy, partially offset by a decline in Crop Protection pricing primarily due to the market dynamics in Latin America. The unfavorable currency impacts were led by the Brazilian Real and the Turkish Lira.

	Six Months Ended June 30,
	2025		2024
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$10,873	100%	10,604	100%
North America[1]	6,839	63%	6,487	61%
EMEA[2]	2,224	21%	2,261	21%
Latin America	1,114	10%	1,165	11%
Asia Pacific	696	6%	691	7%

	First Half 2025 vs. First Half 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$352	5%	2%	4%	(1)%	—%
EMEA[2]	(37)	(2)%	2%	1%	(5)%	—%
Latin America	(51)	(4)%	(6)%	12%	(10)%	—%
Asia Pacific	5	1%	3%	—%	(2)%	—%
Total	$269	3%	1%	4%	(2)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Cost of Goods Sold ("COGS")
COGS was $2,932 million (45 percent of net sales) and $2,918 million (48 percent of net sales) for the three months ended June 30, 2025 and 2024, respectively, and $5,274 million (49 percent of net sales) and $5,468 million (52 percent of net sales) for the six months ended June 30, 2025 and 2024, respectively. COGS for the three-month period were generally flat with higher volumes partially offset by lower input costs and lower net royalty expense. Improvement for the six-month period was driven by ongoing cost and productivity actions, Crop Protection raw material deflation, lower commodity prices and a reduction in net royalty expense, with a partial offset from higher volumes.

Research and Development Expense ("R&D")
R&D expense was $375 million (6 percent of net sales) and $357 million (6 percent of net sales) for the three months ended June 30, 2025 and 2024, respectively, and $710 million (7 percent of net sales) and $689 million (6 percent of net sales) for the six months ended June 30, 2025 and 2024, respectively. The increase in R&D expense is in support of the company’s long-term investment plans and was primarily driven by higher employee compensation costs due to merit and variable compensation increases, partially offset by favorable currency impacts.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $1,156 million (18 percent of net sales) and $1,054 million (17 percent of net sales) for the three months ended June 30, 2025 and 2024, respectively. The change was primarily driven by an increase in commissions, variable compensation and bad debt expense, partially offset by favorable currency impacts.

SG&A expenses were $1,907 million (18 percent of net sales) and $1,790 million (17 percent of net sales) for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by an increase in commissions, variable compensation, bad debt expense and personnel and information technology costs, partially offset by favorable currency impacts.

Amortization of Intangibles
Intangible asset amortization was $161 million and $174 million for the three months ended June 30, 2025 and 2024, respectively, and $323 million and $351 million for the six months ended June 30, 2025 and 2024, respectively. As certain Merger-related intangible assets became fully amortized subsequent to the end of the prior year period, amortization expense decreased in the current year period.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $79 million and $92 million for the three months ended June 30, 2025 and 2024, respectively, and $101 million and $167 million for the six months ended June 30, 2025 and 2024, respectively. The charges in all periods primarily relates to charges associated with the Crop Protection Operations Strategy Restructuring Program. The charges in the second quarter and first half of 2025 primarily consisted of severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the program. The charges in the second quarter and first half of 2024 primarily consisted of severance and related benefit costs and asset related charges under the program, as well as non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 was complete.
See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $103 million and $(113) million for the three months ended June 30, 2025 and 2024, respectively. Higher other income was driven by the receipt of insurance proceeds related to prior significant items during the second quarter of 2025, the absence of charges related to estimated settlement reserves, a more favorable exchange loss and lower non-operating pension and OPEB costs.

Other income (expense) - net was $118 million and $(212) million for the six months ended June 30, 2025 and 2024, respectively. Higher other income was driven by the receipt of insurance proceeds related to prior significant items during the second quarter of 2025, the absence of charges related to estimated settlement reserves, a more favorable exchange loss, a favorable tax indemnification adjustment and lower non-operating pension and OPEB costs. The favorable changes were partially offset by the one-time receipt of an indemnification payment negotiated with the former Stoller owners during the first quarter of 2024.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $52 million and $66 million for the three months ended June 30, 2025 and 2024, respectively, and $88 million and $107 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily driven by lower short-term borrowings and lower interest rates.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $422 million for the three months ended June 30, 2025 on pre-tax income from continuing operations of $1,804 million, resulting in an effective tax rate of 23.4 percent. The effective tax rate was unfavorably impacted by tax impacts of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

The company's provision for income taxes on continuing operations was $282 million for the three months ended June 30, 2024 on pre-tax income from continuing operations of $1,338 million, resulting in an effective tax rate of 21.1 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

The company’s provision for income taxes on continuing operations was $539 million for the six months ended June 30, 2025 on pre-tax income from continuing operations of $2,588 million, resulting in an effective tax rate of 20.8 percent. The effective tax rate was favorably impacted by a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, as well as net tax benefits associated with changes in accruals for certain prior year tax positions. Those favorable impacts were partially offset by tax impacts of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

The company's provision for income taxes on continuing operations was $388 million for the six months ended June 30, 2024 on pre-tax income from continuing operations of $1,820 million, resulting in an effective tax rate of 21.3 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(66) million and $(77) million for the three and six months ended June 30, 2025, respectively. The result for the three and six months ended June 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. These charges were partially offset by the prior year derecognition of an indemnification liability associated with the Water District Settlement Fund contribution.

Income (loss) from discontinued operations after tax was $— million and $47 million for the three and six months ended June 30, 2024, respectively. The result for the three months ended June 30, 2024 was primarily driven by the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution, offset by the unfavorable settlement of a tax matter and increased environmental remediation costs for previously divested businesses. The after-tax benefits recognized during the six months ended June 30, 2024 primarily relate to a favorable adjustment of certain prior year tax positions for previously divested businesses, partially offset by charges recognized related to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities at Chemours' Fayetteville Works facility.

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

Other Income (Expense) - Net
EIDP's other income (expense) - net was $103 million and $118 million for the three and six months ended June 30, 2025, respectively, and $(100) million and $(192) million for the three and six months ended June 30, 2024, respectively. The change was primarily driven by the items noted above, under the header "Other Income (Expense) - Net," as well as interest income earned by EIDP on Corteva, Inc.'s borrowings under the related party Master In-House Banking Agreement prior to Corteva's intention to no longer repay borrowings from EIDP during the fourth quarter of 2024.

See EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s provision for income taxes on continuing operations was $422 million for the three months ended June 30, 2025 on pre-tax income from continuing operations of $1,804 million, resulting in an effective tax rate of 23.4 percent. EIDP’s provision for income taxes on continuing operations was $285 million for the three months ended June 30, 2024 on pre-tax income from continuing operations of $1,351 million, resulting in an effective tax rate of 21.1 percent.

EIDP’s provision for income taxes on continuing operations was $539 million for the six months ended June 30, 2025 on pre-tax income from continuing operations of $2,588 million, resulting in an effective tax rate of 20.8 percent. EIDP’s provision for income taxes on continuing operations was $393 million for the six months ended June 30, 2024 on pre-tax income from continuing operations of $1,840 million, resulting in an effective tax rate of 21.4 percent.

EIDP’s effective tax rates for the three and six months ended June 30, 2025 and 2024 were driven by the items noted above, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.”

See EIDP Note 3 - Income Taxes, to the EIDP interim Consolidated Financial Statements, for further information.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2025, compared with the same period in 2024. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and six months ended June 30, 2025 and 2024 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
($ In millions)	2025	2024	2025	2024
Net sales	$4,537	$4,331	$7,244	$7,082
Segment operating EBITDA	$1,863	$1,698	$2,705	$2,446

Seed	Q2 2025 vs. Q2 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$201	5%	2%	4%	(1)%	—%
EMEA	31	12%	12%	11%	(11)%	—%
Latin America	(53)	(26)%	(2)%	(17)%	(7)%	—%
Asia Pacific	27	23%	6%	19%	(2)%	—%
Total	$206	5%	3%	3%	(1)%	—%

Seed	Q2 2025 vs. Q2 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$278	10%	4%	8%	(2)%	—%
Soybeans	(60)	(5)%	1%	(5)%	(1)%	—%
Other oilseeds	—	—%	2%	2%	(4)%	—%
Other	(12)	(8)%	1%	(9)%	—%	—%
Total	$206	5%	3%	3%	(1)%	—%

Seed	First Half 2025 vs. First Half 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$327	6%	3%	4%	(1)%	—%
EMEA	(61)	(5)%	5%	(2)%	(8)%	—%
Latin America	(139)	(29)%	(4)%	(15)%	(10)%	—%
Asia Pacific	35	17%	8%	11%	(2)%	—%
Total	$162	2%	3%	2%	(3)%	—%

Seed	First Half 2025 vs. First Half 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$260	5%	3%	5%	(3)%	—%
Soybeans	(47)	(3)%	1%	(4)%	—%	—%
Other oilseeds	(22)	(5)%	3%	(3)%	(5)%	—%
Other	(29)	(11)%	5%	(13)%	(3)%	—%
Total	$162	2%	3%	2%	(3)%	—%
Seed
Seed net sales were $4,537 million in the second quarter of 2025, up 5 percent from $4,331 million in the second quarter of 2024. The sales increase over the prior period was driven by a 3 percent increase in volume and a 3 percent increase in price, partially offset by a 1 percent unfavorable impact from currency.

Volume growth was driven by increased corn area and share gains in North America, partially offset by lower soybean area in North America and just-in-time seed purchases in Argentina, shifting sales to the second half. Seed pricing increases were primarily due to demand for top technology and increased out-licensing income. The unfavorable currency impacts were led by the Canadian Dollar.

Segment operating EBITDA was $1,863 million in the second quarter of 2025, up $165 million from $1,698 million in the second quarter of 2024. Price execution and market share gains in North America, product mix, reduction of net royalty expense and ongoing cost and productivity actions more than offset increased compensation and research and development activities, and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 185 basis points versus the prior-year period.

Seed net sales were $7,244 million in the first half of 2025, up 2 percent from $7,082 million in the first half of 2024. The sales increase over the prior period was driven by a 3 percent increase in price and a 2 percent increase in volume, partially offset by a 3 percent unfavorable impact from currency.

Seed pricing gains in most regions, led by North America, demonstrate demand for top technology and the strength of the portfolio, coupled with increased out-licensing income. Volume growth was driven primarily by increased corn area and share gains in North America, partially offset by reduced corn area and just-in-time seed purchases in Argentina, as well as lower soybean area in North America. The unfavorable currency impacts were led by the Brazilian Real and Canadian Dollar.

Segment operating EBITDA was $2,705 million in the first half of 2025, up $259 million from $2,446 million in the first half of 2024. Price execution and market share gains in North America, product mix, reduction of net royalty expense, and ongoing cost and productivity actions more than offset increased compensation and research and development activities and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 280 basis points versus the prior-year period.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
($ In millions)	2025	2024	2025	2024
Net sales	$1,919	$1,781	$3,629	$3,522
Segment Operating EBITDA	$334	$255	$711	$565

Crop Protection	Q2 2025 vs. Q2 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$28	4%	1%	4%	(1)%	—%
EMEA	43	10%	(1)%	8%	3%	—%
Latin America	75	17%	(9)%	34%	(8)%	—%
Asia Pacific	(8)	(3)%	3%	(5)%	(1)%	—%
Total	$138	8%	(2)%	11%	(1)%	—%

Crop Protection	Q2 2025 vs. Q2 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$49	5%	(2)%	8%	(1)%	—%
Insecticides	21	5%	(2)%	9%	(2)%	—%
Fungicides	92	37%	2%	38%	(3)%	—%
Biologicals	7	8%	(8)%	21%	(5)%	—%
Other	(31)	(39)%	(4)%	(37)%	2%	—%
Total	$138	8%	(2)%	11%	(1)%	—%

Crop Protection	First Half 2025 vs. First Half 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$25	2%	(1)%	4%	(1)%	—%
EMEA	24	2%	(1)%	5%	(2)%	—%
Latin America	88	13%	(7)%	30%	(10)%	—%
Asia Pacific	(30)	(6)%	1%	(6)%	(1)%	—%
Total	$107	3%	(2)%	8%	(3)%	—%

Crop Protection	First Half 2025 vs. First Half 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$23	1%	(2)%	6%	(3)%	—%
Insecticides	(16)	(2)%	(1)%	3%	(4)%	—%
Fungicides	101	19%	(2)%	25%	(4)%	—%
Biologicals	9	5%	(6)%	18%	(7)%	—%
Other	(10)	(5)%	(1)%	(4)%	—%	—%
Total	$107	3%	(2)%	8%	(3)%	—%

Crop Protection
Crop Protection net sales were $1,919 million in the second quarter of 2025, up 8 percent from $1,781 million in the second quarter of 2024. The sales increase over the prior period was driven by an 11 percent increase in volume, partially offset by a 2 percent decline in price and a 1 percent unfavorable impact from currency.

Volume growth was driven primarily by Latin America on demand for new products, fungicides, spinosyns and biologicals. The price decline was primarily due to the competitive pricing environment in Latin America, partially offset by North America price increases. The unfavorable currency impacts were led by the Brazilian Real.

Segment operating EBITDA was $334 million in the second quarter of 2025, up $79 million from $255 million in the second quarter of 2024. Raw material deflation, productivity savings and volume growth more than offset the unfavorable impact from currency, price pressure and higher compensation and bad debt expense. Segment operating EBITDA margin improved by approximately 310 basis points versus the prior-year period.

Crop Protection net sales were $3,629 million in the first half of 2025, up 3 percent from $3,522 million in the first half of 2024. The sales increase over the prior period was driven by an 8 percent increase in volume, partially offset by a 3 percent unfavorable impact from currency and a 2 percent decline in price.

Volume growth was driven by demand for new products, fungicides and biologicals, while price declined due to market dynamics in Latin America. The unfavorable currency impacts were led by the Brazilian Real and Turkish Lira.

Segment operating EBITDA was $711 million in the first half of 2025, up $146 million from $565 million in the first half of 2024. Raw material deflation, productivity savings and volume growth more than offset the unfavorable impact from currency, price pressure and higher compensation and bad debt expense. Segment operating EBITDA margin improved by approximately 355 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes (GAAP)	$1,382	$1,056	$2,049	$1,432
Provision for (benefit from) income taxes on continuing operations	422	282	539	388
Income (loss) from continuing operations before income taxes (GAAP)	$1,804	$1,338	$2,588	$1,820
Depreciation and amortization	301	312	597	619
Interest income	(31)	(25)	(63)	(60)
Interest expense	52	66	88	107
Exchange (gains) losses - net	25	78	52	137
Non-operating (benefits) costs - net	3	30	13	82
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	43	(19)	52	(18)
Significant items (benefit) charge	(33)	137	26	264
Operating EBITDA (Non-GAAP)	$2,164	$1,917	$3,353	$2,951

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Restructuring and asset related charges - net	$(79)	$(92)	$(101)	$(167)
Estimated settlement expense[1]	—	(47)	—	(101)
Inventory write-offs[2]	—	2	—	2
Gain (loss) on sale of assets[2]	14	3	14	7
Acquisition-related costs[3]	—	(3)	—	(5)
AltEn facility remediation charges[4]	—	—	(37)	—
Insurance proceeds[5]	98	—	98	—
Total pre-tax significant items benefit (charge)	$33	$(137)	$(26)	$(264)
Total tax (provision) benefit impact of significant items[6]	(6)	34	8	66
Tax only significant item benefit (charge)[7]	—	—	55	—
Total significant items benefit (charge), after tax	$27	$(103)	$37	$(198)
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
5.Includes proceeds received related to prior significant items.
6.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
7.The tax only significant item benefit for the six months ended June 30, 2025 reflects a deferred tax benefit associated with a change in a legal entity's U.S. tax characterization.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$1,380	$1,053	$2,043	$1,425
Less: Non-operating benefits (costs), after tax	(8)	(21)	(16)	(61)
Less: Amortization of intangibles (existing as of Separation), after tax	(110)	(118)	(219)	(235)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(33)	15	(40)	14
Less: Significant items benefit (charge), after tax	27	(103)	37	(198)
Operating Earnings (Loss) (Non-GAAP)	$1,504	$1,280	$2,281	$1,905

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$2.02	$1.51	$2.98	$2.03
Less: Non-operating benefits (costs), after tax	(0.01)	(0.03)	(0.02)	(0.09)
Less: Amortization of intangibles (existing as of Separation), after tax	(0.16)	(0.16)	(0.32)	(0.34)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(0.05)	0.02	(0.06)	0.02
Less: Significant items benefit (charge), after tax	0.04	(0.15)	0.05	(0.28)
Operating Earnings (Loss) Per Share (Non-GAAP)	$2.20	$1.83	$3.33	$2.72
Diluted Shares Outstanding (In millions)	683.1	698.1	684.7	700.4

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2024 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2025.

(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Cash, cash equivalents and marketable securities	$2,141	$3,169	$1,959
Total debt	$3,629	$2,703	$4,724
The increase in debt balances from December 31, 2024 was primarily due to the May 2025 Senior Notes issuance and higher short-term debt, which was used to fund the company's working capital needs, capital spending, dividend payments and share repurchases. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.2 billion, $6.3 billion and $6.2 billion at June 30, 2025, December 31, 2024 and June 30, 2024, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the foreign currency loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses, including the settlement of litigation and environmental remediation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2025, the company was in compliance with these covenants.

In February 2025, the company amended and restated its January 2023 (as amended in July 2023, January 2024 and February 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026.

In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") enacted changes in federal tax law. While the company is currently evaluating the potential impacts of these provisions on its tax position and overall financial results, it expects favorable impacts to its cash tax outflow for the second half of 2025 as a result of OBBBA's reinstatement of expensing of domestic research and development expenditures.

The company's cash, cash equivalents and marketable securities at June 30, 2025, December 31, 2024 and June 30, 2024 are $2.1 billion, $3.2 billion and $2.0 billion, respectively, of which $1.7 billion, $1.7 billion and $1.6 billion at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At June 30, 2025, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(1,139) million for the six months ended June 30, 2025 compared to $(1,999) million for the six months ended June 30, 2024. The change was driven by higher net income and favorable changes in customer prepayments, derivative settlements and accounts payable due to lower payments to third-party growers resulting from lower commodity costs and planted area, partially offset by unfavorable changes in inventories due to a lower comparable decline in volumes and the sale of lower-cost inventory in the current year.

Cash provided by (used for) operating activities - discontinued operations was $(23) million for the six months ended June 30, 2025 compared to $(159) million for the six months ended June 30, 2024. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility. In addition, the disbursement of the cash held in the Water District Settlement Fund is reflected in the six months ended June 30, 2024.

Cash provided by (used for) investing activities was $(198) million for the six months ended June 30, 2025 compared to $(305) million for the six months ended June 30, 2024. The change was primarily driven by a reduction in capital expenditures and lower purchases of investments, partially offset by higher payments to settle net investment hedges.

Cash provided by (used for) financing activities was $187 million for the six months ended June 30, 2025 compared to $1,518 million for the six months ended June 30, 2024. The change was primarily due to higher borrowings in 2024 to fund working capital needs, capital spending, dividend payments, and share repurchases.

In January 2025, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on March 17, 2025, to the shareholders of record on March 3, 2025. In April 2025, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on June 16, 2025, to the shareholders of record on June 2, 2025. In July 2025, the company's Board of Directors authorized a common stock dividend of $0.18 per share, which reflects an approved increase of 5.9 percent, payable on September 15, 2025, to the shareholders of record on September 2, 2025.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 280,000 shares in the open market for a total cost (excluding excise taxes) of $20 million during the three and six months ended June 30, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan were based on market conditions, relevant securities laws and other factors. In connection with the 2022 Share Buyback Plan, the company repurchased and retired 3,502,000 and 7,815,000 shares in the open market for a total cost (excluding excise taxes) of $230 million and $500 million for the three and six months ended June 30, 2025, respectively, and 4,486,000 and 9,116,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $500 million for the three and six months ended June 30, 2024, respectively.

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

EIDP Liquidity Discussion
As discussed in EIDP Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The discussion below relates to EIDP only and is presented to provide a Liquidity discussion for the differences between EIDP and Corteva, Inc. See EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information on related party loans between EIDP and Corteva, Inc.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(1,139) million and an as-restated $(2,008) million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 56, under the header "Summary of Cash Flows."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(23) million and $(159) million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 56, under the header "Summary of Cash Flows."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(198) million and an as-restated $(1,028) million for the six months ended June 30, 2025 and 2024. The change was primarily driven by the items noted above, under the header "Summary of Cash Flows," in addition to funding provided to Corteva, Inc. during 2024 on the related party Master In-House Banking Agreement prior to Corteva's intention to no longer repay borrowings from EIDP during the fourth quarter of 2024.

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $187 million and $2,250 million for the six months ended June 30, 2025 and 2024. The change was primarily driven by the items noted above, under the header "Summary of Cash Flows," as well as the issuance of cash dividends by EIDP to Corteva, Inc. during the first and second quarters of 2025.

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

As of June 30, 2025, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of June 30, 2025, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Material Weakness in Internal Control over Financial Reporting

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

Remediation of Material Weakness as of June 30, 2025

To remediate the material weakness in its internal control over financial reporting related to the classification of intercompany transactions between EIDP and Corteva in EIDP’s Consolidated Statements of Cash Flows, EIDP has implemented enhancements that were previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024 to the design of its disclosure controls and procedures as they relate to the presentation of intercompany activity between EIDP and Corteva within the EIDP Consolidated Statements of Cash Flows.

As of June 30, 2025, EIDP management has performed sufficient testing over these remediation measures to conclude upon their operating effectiveness and has concluded that the material weakness identified in EIDP's internal control over financial reporting has been remediated.

b)       Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of the senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against the company could also materially adversely affect its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when the company believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, the company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the company, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Litigation related to Corteva’s current businesses
Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. In August 2024, the court denied Inari's motion to dismiss the complaint. In September 2024, Corteva amended its complaint to include additional infringement claims with respect to soybean and corn technologies. In May 2025, the federal court dismissed Inari’s claims of sham litigation, patent misuse, and state-based deceptive trade practices claims. This May 2025 order was amended to reinstate Inari’s estoppel defense. The trial is expected to begin in the second half of 2026.

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

In October 2023, the U.S. Patent and Trademark Office granted an ex parte reexamination of the patent for AAD-1 herbicide resistance technology used in Enlist® corn based upon Inari’s petition for review. Inari alleges the AAD-1 patent is not patentably distinct from another Corteva patent for maize technology, and therefore not valid unless Corteva files a terminal disclaimer giving up its patent term adjustment for the AAD-1 technology, which would result in the AAD-1 patent having an expiration date effective in May 2025.

In August 2022, Bayer filed breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and E3® soybeans. Further information with respect to these proceedings is set forth under “Bayer Dispute” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Corteva’s appeal was heard by the Delaware Supreme Court, en banc, in May 2025 with a decision anticipated in the second half of 2025. Additionally, Corteva initiated arbitration of two additional agreements with Bayer seeking similar relief. Discussions continue between Corteva and Bayer to seek a resolution to these disputes.

Other Matters
Further information with respect to litigation matters related to Corteva's current business is set forth under "Federal Trade Commission Investigation" and "Lorsban® Lawsuits" in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

In addition to the matters set forth in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation. This matter will be resolved upon the court's approval of the NJ Statewide Settlement described in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

New Jersey Directive Pompton Lakes
On March 27, 2019, the NJDEP issued to Chemours and EIDP a Natural Resource Damages Directive relating to chemical contamination (non-PFAS) at and around EIDP’s former Pompton Lakes facility in New Jersey. The Directive alleges that this contamination has harmed the natural resources of New Jersey. It seeks $125,000 as reimbursement for the cost of preparing a natural resource damages assessment, which the State will use to determine the extent of such damage and the amount it expects to seek to restore the affected natural resources to their pre-damage state. This matter will be resolved upon the court's approval of the NJ Statewide Settlement described in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
April 2025	936,031	$58.97	936,031	$3,175
May 2025	2,291,981	$67.85	2,291,981	3,019
June 2025	553,909	$70.95	553,909	2,980
Total	3,781,921	$66.11	3,781,921	$2,980
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

Item 3. Defaults Upon Senior Securities

None.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on May 2, 2024).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on December 21, 2022).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Judicial Consent Order between The State of New Jersey and Chemours Company, DuPont de Nemours, Inc., together with Corteva, Inc. and EIDP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	August 7, 2025

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	August 7, 2025

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$6,456	$6,112	$10,873	$10,604
Cost of goods sold	2,932	2,918	5,274	5,468
Research and development expense	375	357	710	689
Selling, general and administrative expenses	1,156	1,054	1,907	1,790
Amortization of intangibles	161	174	323	351
Restructuring and asset related charges - net	79	92	101	167
Other income (expense) - net	103	(100)	118	(192)
Interest expense	52	66	88	107
Income (loss) from continuing operations before income taxes	1,804	1,351	2,588	1,840
Provision for (benefit from) income taxes on continuing operations	422	285	539	393
Income (loss) from continuing operations after income taxes	1,382	1,066	2,049	1,447
Income (loss) from discontinued operations after income taxes	(66)	—	(77)	47
Net income (loss)	1,316	1,066	1,972	1,494
Net income (loss) attributable to noncontrolling interests	—	—	1	2
Net income (loss) attributable to EIDP, Inc.	$1,316	$1,066	$1,971	$1,492

See Notes to the Interim Consolidated Financial Statements beginning on page 73.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$1,316	$1,066	$1,972	$1,494
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	683	(326)	869	(630)
Adjustments to pension benefit plans	1	—	2	1
Adjustments to other benefit plans	(4)	(3)	(7)	(5)
Unrealized gain (loss) on investments	3	(1)	5	(23)
Derivative instruments	(56)	16	(44)	10
Total other comprehensive income (loss)	627	(314)	825	(647)
Comprehensive income (loss)	1,943	752	2,797	847
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	—	1	2
Comprehensive income (loss) attributable to EIDP, Inc.	$1,943	$752	$2,796	$845

See Notes to the Interim Consolidated Financial Statements beginning on page 73.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$2,065	$3,106	$1,839
Marketable securities	76	63	120
Accounts and notes receivable - net	8,674	5,676	7,615
Inventories	4,316	5,432	4,893
Other current assets	873	820	892
Total current assets	16,004	15,097	15,359
Investment in nonconsolidated affiliates	134	134	113
Property, plant and equipment	9,455	9,074	9,088
Less: Accumulated depreciation	5,302	4,975	4,933
Net property, plant and equipment	4,153	4,099	4,155
Goodwill	10,518	10,408	10,490
Other intangible assets	8,583	8,876	9,238
Deferred income taxes	449	401	538
Other assets	1,918	1,810	2,691
Total Assets	$41,759	$40,825	$42,584
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$1,942	$750	$2,253
Accounts payable	3,828	4,039	3,300
Income taxes payable	485	207	488
Deferred revenue	358	3,287	413
Accrued and other current liabilities	2,899	2,096	2,490
Total current liabilities	9,512	10,379	8,944
Long-term debt	1,687	1,953	2,471
Other noncurrent liabilities
Deferred income tax liabilities	258	478	607
Pension and other post-employment benefits	2,229	2,271	2,452
Other noncurrent obligations	1,918	1,707	1,560
Total noncurrent liabilities	6,092	6,409	7,090
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2025, December 31, 2024, and June 30, 2024:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at June 30, 2025, December 31, 2024, and June 30, 2024	—	—	—
Additional paid-in capital	24,548	24,464	24,399
Due from Parent	—	(129)	—
Retained earnings (accumulated deficit)	4,009	2,930	5,233
Accumulated other comprehensive income (loss)	(2,644)	(3,469)	(3,324)
Total EIDP, Inc. stockholders’ equity	26,152	24,035	26,547
Noncontrolling interests	3	2	3
Total equity	26,155	24,037	26,550
Total Liabilities and Equity	$41,759	$40,825	$42,584

See Notes to the Interim Consolidated Financial Statements beginning on page 73.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024 (Restated)
Operating activities
Net income (loss)	$1,972	$1,494
(Income) loss from discontinued operations after income taxes	77	(47)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	597	619
Provision for (benefit from) deferred income tax	(209)	(303)
Net periodic pension and OPEB (benefit) cost, net	19	82
Pension and OPEB contributions	(84)	(95)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(17)
Restructuring and asset related charges - net	101	167
Other net loss	272	245
Changes in assets and liabilities, net
Accounts and notes receivable	(2,544)	(2,427)
Inventories	1,310	1,783
Accounts payable	(356)	(913)
Deferred revenue	(2,944)	(2,978)
Other assets and liabilities	667	382
Cash provided by (used for) operating activities - continuing operations	(1,139)	(2,008)
Cash provided by (used for) operating activities - discontinued operations	(23)	(159)
Cash provided by (used for) operating activities	(1,162)	(2,167)
Investing activities
Capital expenditures	(212)	(262)
Net payments from (advances to) Parent on in-house banking arrangement	—	(723)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	25	20
Purchases of investments	—	(136)
Proceeds from sales and maturities of investments	62	65
Proceeds from (payments for) settlement of net investment hedge	(56)	15
Other investing activities, net	(17)	(7)
Cash provided by (used for) investing activities	(198)	(1,028)
Financing activities
Net change in borrowings (less than 90 days)	28	628
Net payments from (advances to) Parent on in-house banking arrangement	129	—
Proceeds from debt	1,214	2,559
Payments on debt	(335)	(943)
Proceeds from exercise of stock options	70	28
Dividends paid to Parent	(888)	—
Other financing activities, net	(31)	(22)
Cash provided by (used for) financing activities	187	2,250
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	68	(72)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,105)	(1,017)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158
Cash, cash equivalents and restricted cash equivalents at end of period	$2,317	$2,141

See Notes to the Interim Consolidated Financial Statements beginning on page 73.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$239	$—	$24,349	$—	$3,747	$(2,677)	$2	$25,660
Net income (loss)					426		2	428
Other comprehensive income (loss)						(333)		(333)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			8					8
Share-based compensation			3		(1)			2
Other - net					—		(1)	(1)
Balance at March 31, 2024	$239	$—	$24,360	$—	$4,169	$(3,010)	$3	$25,761
Net income (loss)					1,066		—	1,066
Other comprehensive income (loss)						(314)		(314)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			20					20
Share-based compensation			15					15
Other - net			4				—	4
Balance at June 30, 2024	$239	$—	$24,399	$—	$5,233	$(3,324)	$3	$26,550

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037
Net income (loss)					655		1	656
Other comprehensive income (loss)						198		198
Due from Parent				129				129
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			35					35
Share-based compensation			(2)					(2)
Dividend to Parent					(513)			(513)
Other - net					1			1
Balance at March 31, 2025	$239	$—	$24,497	$—	$3,070	$(3,271)	$3	$24,538
Net income (loss)					$1,316		$—	1,316
Other comprehensive income (loss)						627		627
Due from Parent				—				—
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			35					35
Share-based compensation			17					17
Dividend to Parent					(375)			(375)
Other - net			(1)		—			(1)
Balance at June 30, 2025	$239	$—	$24,548	$—	$4,009	$(2,644)	$3	$26,155

See Notes to the Interim Consolidated Financial Statements beginning on page 73.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EIDP, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Corteva, Inc. owns 100 percent of the outstanding common stock of EIDP. EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EIDP are outlined below:

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
•Master In-House Banking Agreement - A Master In-House Banking Agreement exists to which EIDP is a party, along with Corteva and certain consolidated subsidiaries, as more fully described in EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements. Through the third quarter of 2024, EIDP earned interest on Corteva, Inc.'s borrowings under the Master In-House Banking Agreement; however, beginning in the fourth quarter of 2024 no interest has been recognized by EIDP and the amount due from Corteva, Inc. is classified within equity of EIDP due to a change in repayment intent related to the arrangement. Such transactions are eliminated in consolidation at the Corteva, Inc. level.
•Capital Structure - At June 30, 2025, Corteva, Inc.'s capital structure consists of 679,879,000 issued shares of common stock, par value $0.01 per share.

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
•Note 6 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP interim Consolidated Financial Statements, below
•Note 7 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 8 - Accounts and Notes Receivable - Net - refer to page 17 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 9 - Inventories - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 10 - Other Intangible Assets - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page 18 of the Corteva, Inc. interim Consolidated Financial Statements.
•Note 12 - Commitments and Contingent Liabilities - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Stockholders' Equity - refer to page 30 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Pension Plans and Other Post Employment Benefits - refer to page 32 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Financial Instruments - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Fair Value Measurements - refer to page 38 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 17 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, of the EIDP interim Consolidated Financial Statements, below.

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

The restatement to the June 30, 2024 interim Consolidated Statements of Cash Flows is as follows:

Restated Interim Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$(2,731)	$723	$(2,008)
Cash provided by (used for) operating activities	$(2,890)	$723	$(2,167)
Cash provided by (used for) investing activities	$(305)	$(723)	$(1,028)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. Historically, in periods where EIDP had a net amount due from Corteva, Inc., EIDP classified the amount within other assets given Corteva, Inc. had both the ability and intent to repay the amounts due. Beginning in the fourth quarter of 2024, Corteva, Inc.'s intent to repay the amounts due changed and therefore, borrowings under this agreement are now classified within equity of EIDP. As of June 30, 2025 and December 31, 2024, EIDP had a due from Parent of $— million and $129 million, respectively, classified within the equity section of EIDP’s Consolidated Balance Sheets. In addition, EIDP issued dividends to Corteva, Inc. amounting to $375 million and $888 million during the three and six months ended June 30, 2025, respectively, which were utilized by Corteva, Inc. to repay amounts due to EIDP.

EIDP had a due from Parent of $1,120 million related to the Master In-House Banking Agreement included in other assets in EIDP's interim Consolidated Balance Sheets as of June 30, 2024. Additionally, EIDP earned interest income from Corteva, Inc. of $13 million and $20 million under this agreement for the three and six months ended June 30, 2024, respectively, which is reflected as other income (expense) - net in EIDP's interim Consolidated Statements of Operations.

As of June 30, 2025, December 31, 2024 and June 30, 2024, EIDP had payables to Corteva, Inc., of $15 million, $9 million and $24 million included in accrued and other current liabilities, respectively, and $149 million, $149 million and $140 million included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 21 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INCOME TAXES

Refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate was 23.4 percent and 20.8 percent for the three and six months ended June 30, 2025 and 21.1 percent and 21.4 percent for the three and six months ended June 30, 2024, respectively.

EIDP's effective tax rates for the three and six months ended June 30, 2025 and 2024 were driven by the net tax benefits discussed on page 47 of the Corteva, Inc. interim Consolidated Financial Statements.

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes	$1,382	$1,066	$2,049	$1,447
Provision for (benefit from) income taxes on continuing operations	422	285	539	393
Income (loss) from continuing operations before income taxes	$1,804	$1,351	$2,588	$1,840
Depreciation and amortization	301	312	597	619
Interest income	(31)	(25)	(63)	(60)
Interest expense	52	66	88	107
Exchange (gains) losses - net	25	78	52	137
Non-operating (benefits) costs - net	3	30	13	82
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	43	(19)	52	(18)
Significant items (benefit) charge	(33)	137	26	264
Corporate expenses	33	36	63	60
Segment operating EBITDA	$2,197	$1,966	$3,416	$3,031