Form 10-Q
period 2025-09-30
Corteva, Inc.; EIDP, Inc.
filed 2025-11-05
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Corteva, Inc. had 675,732,000 shares of common stock, par value $0.01 per share, outstanding at October 29, 2025.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at October 29, 2025, all of which are held by Corteva, Inc.

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
• "DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Corteva Separation (defined below);
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
• "Dow" refers to Dow Inc. after the Dow Distribution;
• "DuPont" refers to DuPont de Nemours, Inc. after the Corteva Separation (on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc.);
• "Separation" or "Corteva Separation" refers to June 1, 2019, when Corteva, Inc. became an independent, publicly traded company;
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

The separate EIDP financial statements and footnotes for areas that differ from Corteva, are included within this Quarterly Report on Form 10-Q and begin on page 67. Footnotes of EIDP that are identical to that of Corteva are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$2,618	$2,326	$13,491	$12,930
Cost of goods sold	1,644	1,565	6,918	7,033
Research and development expense	351	348	1,061	1,037
Selling, general and administrative expenses	725	671	2,632	2,461
Amortization of intangibles	162	170	485	521
Restructuring and asset related charges - net	30	32	131	199
Separation costs	7	—	7	—
Other income (expense) - net	(23)	(107)	95	(319)
Interest expense	46	66	134	173
Income (loss) from continuing operations before income taxes	(370)	(633)	2,218	1,187
Provision for (benefit from) income taxes on continuing operations	(62)	(114)	477	274
Income (loss) from continuing operations after income taxes	(308)	(519)	1,741	913
Income (loss) from discontinued operations after income taxes	(10)	(2)	(87)	45
Net income (loss)	(318)	(521)	1,654	958
Net income (loss) attributable to noncontrolling interests	2	3	8	10
Net income (loss) attributable to Corteva	$(320)	$(524)	$1,646	$948
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$(0.46)	$(0.76)	$2.54	$1.30
Basic earnings (loss) per share of common stock from discontinued operations	(0.01)	—	(0.13)	0.06
Basic earnings (loss) per share of common stock	$(0.47)	$(0.76)	$2.41	$1.36
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$(0.46)	$(0.76)	$2.54	$1.29
Diluted earnings (loss) per share of common stock from discontinued operations	(0.01)	—	(0.13)	0.06
Diluted earnings (loss) per share of common stock	$(0.47)	$(0.76)	$2.41	$1.35

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(318)	$(521)	$1,654	$958
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	4	424	873	(206)
Adjustments to pension benefit plans	(2)	—	—	1
Adjustments to other benefit plans	(3)	(2)	(10)	(7)
Unrealized gain (loss) on investments	—	9	5	(14)
Derivative instruments	(16)	7	(60)	17
Total other comprehensive income (loss)	(17)	438	808	(209)
Comprehensive income (loss)	(335)	(83)	2,462	749
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	3	8	10
Comprehensive income (loss) attributable to Corteva	$(337)	$(86)	$2,454	$739

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$2,509	$3,106	$2,421
Marketable securities	77	63	72
Accounts and notes receivable - net	7,784	5,676	6,651
Inventories	5,310	5,432	5,674
Other current assets	758	820	831
Total current assets	16,438	15,097	15,649
Investment in nonconsolidated affiliates	141	134	128
Property, plant and equipment	9,633	9,074	9,235
Less: Accumulated depreciation	5,431	4,975	5,025
Net property, plant and equipment	4,202	4,099	4,210
Goodwill	10,512	10,408	10,629
Other intangible assets	8,428	8,876	9,084
Deferred income taxes	434	401	564
Other assets	2,043	1,810	1,644
Total Assets	$42,198	$40,825	$41,908
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,685	$750	$3,741
Accounts payable	4,337	4,039	3,753
Income taxes payable	254	207	313
Deferred revenue	483	3,287	429
Accrued and other current liabilities	2,661	2,103	2,188
Total current liabilities	10,420	10,386	10,424
Long-term debt	1,688	1,953	1,975
Other noncurrent liabilities
Deferred income tax liabilities	373	478	496
Pension and other post-employment benefits	2,215	2,271	2,473
Other noncurrent obligations	2,041	1,707	1,561
Total noncurrent liabilities	6,317	6,409	6,505
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at September 30, 2025 - 676,755,000; December 31, 2024 - 685,595,000; and September 30, 2024 - 689,170,000	7	7	7
Additional paid-in capital	27,039	27,196	27,518
Retained earnings (accumulated deficit)	834	55	98
Accumulated other comprehensive income (loss)	(2,661)	(3,469)	(2,886)
Total Corteva stockholders’ equity	25,219	23,789	24,737
Noncontrolling interests	242	241	242
Total equity	25,461	24,030	24,979
Total Liabilities and Equity	$42,198	$40,825	$41,908

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$1,654	$958
(Income) loss from discontinued operations after income taxes	87	(45)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	897	925
Provision for (benefit from) deferred income tax	(72)	(422)
Net periodic pension and OPEB (benefit) cost, net	27	121
Pension and OPEB contributions	(110)	(123)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	(17)	(17)
Restructuring and asset related charges - net	131	199
Other net loss	386	377
Changes in assets and liabilities, net
Accounts and notes receivable	(1,659)	(1,450)
Inventories	331	1,060
Accounts payable	123	(518)
Deferred revenue	(2,824)	(2,974)
Other assets and liabilities	105	38
Cash provided by (used for) operating activities - continuing operations	(941)	(1,871)
Cash provided by (used for) operating activities - discontinued operations	(28)	(157)
Cash provided by (used for) operating activities	(969)	(2,028)
Investing activities
Capital expenditures	(369)	(416)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	26	2
Investments in and loans to nonconsolidated affiliates	(7)	(7)
Purchases of investments	—	(137)
Proceeds from sales and maturities of investments	68	115
Proceeds from (payments for) settlement of net investment hedge	(56)	15
Other investing activities, net	(17)	(38)
Cash provided by (used for) investing activities	(355)	(466)
Financing activities
Net change in borrowings (less than 90 days)	1,119	1,715
Proceeds from debt	1,643	3,047
Payments on debt	(1,116)	(1,529)
Repurchase of common stock	(770)	(757)
Proceeds from exercise of stock options	75	30
Dividends paid to stockholders	(354)	(340)
Other financing activities, net	(43)	(29)
Cash provided by (used for) financing activities	554	2,137
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	85	(45)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(685)	(402)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158
Cash, cash equivalents and restricted cash equivalents at end of period[1]	$2,737	$2,756
1. See page 15 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements beginning on page 9.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$7	$27,196	$55	$(3,469)	$241	24,030
Net income (loss)			652		4	656
Other comprehensive income (loss)				198		198
Share-based compensation		(2)				(2)
Common dividends ($0.17 per share)		(116)				(116)
Issuance of Corteva stock		35				35
Repurchase of common stock		(150)	(120)			(270)
Other - net		(1)			(3)	(4)
Balance at March 31, 2025	$7	$26,962	$587	$(3,271)	$242	$24,527
Net income (loss)			1,314		2	1,316
Other comprehensive income (loss)				627		627
Share-based compensation		17				17
Common dividends ($0.17 per share)			(116)			(116)
Issuance of Corteva stock		35				35
Repurchase of common stock			(250)			(250)
Other - net			(3)		(2)	(5)
Balance at June 30, 2025	$7	$27,014	$1,532	$(2,644)	$242	$26,151
Net income (loss)			(320)		2	(318)
Other comprehensive income (loss)				(17)		(17)
Share-based compensation		19	(1)			18
Common dividends ($0.18 per share)			(122)			(122)
Issuance of Corteva stock		5				5
Repurchase of common stock			(250)			(250)
Other - net		1	(5)		(2)	(6)
Balance at September 30, 2025	$7	$27,039	$834	$(2,661)	$242	$25,461

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			419		4	423
Other comprehensive income (loss)				(333)		(333)
Share-based compensation		3	(1)			2
Common dividends ($0.16 per share)		(112)				(112)
Issuance of Corteva stock		8				8
Repurchase of common stock		(178)	(74)			(252)
Other - net		(1)	(1)		(5)	(7)
Balance at March 31, 2024	$7	$27,468	$302	$(3,010)	$241	$25,008
Net income (loss)			1,053		3	1,056
Other comprehensive income (loss)				(314)		(314)
Share-based compensation		15				15
Common dividends ($0.16 per share)			(111)			(111)
Issuance of Corteva stock		20				20
Repurchase of common stock			(252)			(252)
Other - net		1			(2)	(1)
Balance at June 30, 2024	$7	$27,504	$992	$(3,324)	$242	$25,421
Net income (loss)			(524)		3	(521)
Other comprehensive income (loss)				438		438
Share-based compensation		13				13
Common dividends ($0.17 per share)			(117)			(117)
Issuance of Corteva stock		2				2
Repurchase of common stock			(253)			(253)
Other - net		(1)			(3)	(4)
Balance at September 30, 2024	$7	$27,518	$98	$(2,886)	$242	$24,979

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

Since 2018, Argentina has been considered a highly-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and less than 2 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 7 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2024 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which can be used to pay off outstanding intercompany payables. As of September 30, 2025, the company holds these foreign government bonds with an amortized cost of $98 million as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 15 – Financial Instruments, to the interim Consolidated Financial Statements, for additional information. As of September 30, 2025, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

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

Accounting Guidance Issued But Not Adopted as of September 30, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into their underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

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

NOTE 3 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $147 million, $139 million and $140 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over the period of one year to six years.

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

Contract Balances	September 30, 2025	December 31, 2024	September 30, 2024
(In millions)
Accounts and notes receivable - trade[1]	$6,428	$4,615	$5,501
Contract assets - current[2]	$33	$30	$29
Contract assets - noncurrent[3]	$81	$74	$73
Deferred revenue - current	$483	$3,287	$429
Deferred revenue - noncurrent[4]	$123	$114	$115
1.Included in accounts and notes receivable - net in the interim Consolidated Balance Sheets.
2.Included in other current assets in the interim Consolidated Balance Sheets.
3.Included in other assets in the interim Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period was $3,202 million and $3,314 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Corteva's operations are classified into two reportable segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Corn	$586	$315	$5,616	$5,085
Soybean	152	164	1,714	1,773
Other oilseeds	141	135	550	566
Other	38	77	281	349
Seed	917	691	8,161	7,773
Herbicides	813	736	2,668	2,568
Insecticides	409	437	1,181	1,225
Fungicides	222	216	868	761
Biologicals	147	135	328	307
Other	110	111	285	296
Crop Protection	1,701	1,635	5,330	5,157
Total	$2,618	$2,326	$13,491	$12,930

Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
North America[1]	$175	$170	$5,726	$5,394
EMEA[2]	262	196	1,370	1,365
Latin America	391	218	730	696
Asia Pacific	89	107	335	318
Total	$917	$691	$8,161	$7,773

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
North America[1]	$532	$440	$1,820	$1,703
EMEA[2]	200	219	1,316	1,311
Latin America	770	771	1,545	1,458
Asia Pacific	199	205	649	685
Total	$1,701	$1,635	$5,330	$5,157
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

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the third quarter of 2025, the company recorded net pre-tax restructuring and asset related charges of $594 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $103 million of severance and related benefit costs, $340 million of asset related and impairment charges, $54 million of decommissioning and demolition costs, and $97 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the third quarter of 2025, the company paid $150 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three and nine months ended September 30, 2025 and 2024:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance and related benefit costs[1]	$—	$19	$12	$60
Asset related charges[2]	—	10	13	83
Decommissioning and demolition costs[2]	20	—	44	—
Contract termination charges[2]	8	—	64	—
Total restructuring and asset related charges - net	$28	$29	$133	$143
1.Reflects corporate-related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.

A reconciliation of the December 31, 2024 to the September 30, 2025 liability balances related to the Crop Protection Operations Strategy Restructuring Program is summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2024	$70	$—	$—	$—	$70
Charges to income from continuing operations	12	13	44	64	133
Payments	(34)	—	(44)	(8)	(86)
Asset write-offs	—	(13)	—	—	(13)
Balance at September 30, 2025	$48	$—	$—	$56	$104

Other Asset Related Charges
The company recognized charges of $55 million for the nine months ended September 30, 2024 in restructuring and asset related charges - net, in the interim Consolidated Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 was complete.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest income	$29	$33	$92	$93
Equity in earnings (losses) of affiliates - net	(1)	—	9	7
Net gain (loss) on sales of businesses and other assets	—	—	17	17
Net exchange gains (losses)[1]	(45)	(97)	(97)	(234)
Non-operating pension and other post employment benefit credits (costs)[2]	(6)	(37)	(18)	(109)
Miscellaneous income (expenses) - net[3]	—	(6)	92	(93)
Other income (expense) - net	$(23)	$(107)	$95	$(319)
1.Includes net pre-tax exchange gains (losses) of $(15) million and $(26) million associated with impacts from the devaluation of the Argentine Peso for the three and nine months ended September 30, 2025, respectively, and $(26) million and $(54) million for the three and nine months ended September 30, 2024, respectively.
2.Includes non-service related components of net periodic benefit credits (costs), comprised of interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss).
3.The nine months ended September 30, 2025 includes the receipt of insurance proceeds and other items. The three and nine months ended September 30, 2024 includes tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont ("Tax Indemnification Adjustments"), while the nine months ended September 30, 2024 additionally includes the receipt of an indemnification payment negotiated with the prior Stoller owners and estimated settlement reserves.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$28	$(156)	$(173)	$(199)
Local tax (expenses) benefits	(23)	5	(10)	23
Net after-tax impact from subsidiary exchange gain (loss)	$5	$(151)	$(183)	$(176)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(73)	$59	$76	$(35)
Tax (expenses) benefits	18	(12)	(9)	7
Net after-tax impact from hedging program exchange gain (loss)	$(55)	$47	$67	$(28)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(45)	$(97)	$(97)	$(234)
Tax (expenses) benefits	(5)	(7)	(19)	30
Net after-tax exchange gain (loss)	$(50)	$(104)	$(116)	$(204)

Noncontrolling interest adjustment	—	—	—	1

Net after-tax exchange gain (loss) attributable to Corteva	$(50)	$(104)	$(116)	$(203)

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

(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$2,509	$3,106	$2,421
Restricted cash equivalents	228	316	335
Total cash, cash equivalents and restricted cash equivalents	$2,737	$3,422	$2,756

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. During the second quarter of 2024, the company's previously-restricted cash in the Water District Settlement Fund, which was established by Corteva, EIDP, Inc., DuPont and Chemours in September 2023 under the Nationwide Water District Settlement, was released. All of the company's restricted cash equivalents are classified as current as of September 30, 2025, December 31, 2024 and September 30, 2024, except for the $15 million MOU Escrow Account balance at December 31, 2024 and September 30, 2024. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounts payable
At September 30, 2025, December 31, 2024 and September 30, 2024, accounts payable was $4,337 million, $4,039 million and $3,753 million, respectively, which includes accounts payable - trade of $2,286 million, $2,632 million, and $2,051 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $257 million, $410 million, and $214 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, which is measured at fair value using Level 2 inputs for each period presented.

NOTE 6 - INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2025 was 16.8 percent and 21.5 percent, respectively, and 18.0 percent and 23.1 percent for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2025, the company recognized $2 million and $37 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the nine months ended September 30, 2025, the company recognized a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, enacting changes in a wide array of policy areas, including federal tax law. The impacts of OBBBA are included in the financial statements for the three and nine months ended September 30, 2025, including the reinstatement of expensing of domestic research and development expenditures.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes	$(308)	$(519)	$1,741	$913
Net income (loss) attributable to continuing operations noncontrolling interests	2	3	8	10
Income (loss) from continuing operations available to Corteva common stockholders	(310)	(522)	1,733	903
Income (loss) from discontinued operations available to Corteva common stockholders	(10)	(2)	(87)	45
Net income (loss) available to common stockholders	$(320)	$(524)	$1,646	$948

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2025	2024	2025	2024
Earnings (loss) per share of common stock from continuing operations	$(0.46)	$(0.76)	$2.54	$1.30
Earnings (loss) per share of common stock from discontinued operations	(0.01)	—	(0.13)	0.06
Earnings (loss) per share of common stock	$(0.47)	$(0.76)	$2.41	$1.36

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2025	2024	2025	2024
Earnings (loss) per share of common stock from continuing operations	$(0.46)	$(0.76)	$2.54	$1.29
Earnings (loss) per share of common stock from discontinued operations	(0.01)	—	(0.13)	0.06
Earnings (loss) per share of common stock	$(0.47)	$(0.76)	$2.41	$1.35

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2025	2024	2025	2024
Weighted-average common shares - basic	678.7	691.1	681.7	695.8
Plus: dilutive effect of equity compensation plans[1]	—	—	1.4	2.5
Weighted-average common shares - diluted	678.7	691.1	683.1	698.3
Potential shares of common stock excluded from EPS calculations[2]	2.1	2.5	2.4	3.4
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Accounts receivable – trade[1]	$5,050	$4,448	$4,260
Notes receivable – trade[1,2]	1,378	167	1,241
Other[3]	1,356	1,061	1,150
Total accounts and notes receivable - net	$7,784	$5,676	$6,651

1.Accounts and notes receivable – trade are net of allowances of $220 million, $179 million and $188 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and chemical products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2025, December 31, 2024 and September 30, 2024, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $108 million, $144 million and $145 million as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2024 and 2025:

(In millions)
2024
Balance at December 31, 2023	$205
Net provision for credit losses	31
Other - net of write-offs charged against allowance	(48)
Balance at September 30, 2024	$188
2025
Balance at December 31, 2024	$179
Net provision for credit losses	58
Other - net of write-offs charged against allowance	(17)
Balance at September 30, 2025	$220

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

Trade receivables sold under these agreements were $58 million and $147 million for the three and nine months ended September 30, 2025, respectively, and $51 million and $118 million for the three and nine months ended September 30, 2024, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2025, December 31, 2024 and September 30, 2024 were $15 million, $15 million and $17 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three and nine months ended September 30, 2025 and 2024 was not material. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Finished products	$2,318	$2,649	$2,399
Semi-finished products	2,556	2,297	2,785
Raw materials and supplies	436	486	490
Total inventories	$5,310	$5,432	$5,674

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2025			December 31, 2024			September 30, 2024
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,524)	$4,767	$6,291	$(1,336)	$4,955	$6,291	$(1,272)	$5,019
Customer-related	2,398	(987)	1,411	2,350	(863)	1,487	2,413	(844)	1,569
Developed technology	1,839	(1,264)	575	1,838	(1,161)	677	1,838	(1,126)	712
Trademarks/trade names	2,056	(445)	1,611	2,056	(380)	1,676	2,056	(359)	1,697
Other[1]	388	(329)	59	388	(312)	76	388	(306)	82
Total other intangible assets with finite lives	12,972	(4,549)	8,423	12,923	(4,052)	8,871	12,986	(3,907)	9,079
Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	5	—	5	5	—	5	5	—	5
Total other intangible assets with indefinite lives	5	—	5	5	—	5	5	—	5
Total other intangible assets	$12,977	$(4,549)	$8,428	$12,928	$(4,052)	$8,876	$12,991	$(3,907)	$9,084
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $162 million and $485 million for the three and nine months ended September 30, 2025, respectively, and $170 million and $521 million for the three and nine months ended September 30, 2024, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2025 and each of the next five years is approximately $159 million, $634 million, $574 million, $552 million, $529 million and $519 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Commercial paper	$1,772	$—	$2,969
364-Day Revolving Credit Facility	—	—	—
Other loans - various currencies	125	250	271
Long-term debt payable within one year	788	500	500
Finance lease obligations payable within one year	—	—	1
Total short-term borrowings and finance lease obligations	$2,685	$750	$3,741

Long-term debt
(In millions)	September 30, 2025		December 31, 2024		September 30, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$—	—%	$500	1.70%	$500	1.70%
Maturing in May 2026	600	4.50%	600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in May 2032	500	5.125%	—		—
Maturing in May 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans	188	12.70%	161	12.70%	184	12.70%
Medium-term notes, varying maturities through 2041	104	4.09%	104	4.41%	104	4.94%
Finance lease obligations	—		—		—
Less: Unamortized debt discount and issuance costs	16		12		13
Less: Long-term debt due within one year	788		500		500
Total long-term debt	$1,688		$1,953		$1,975

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,469 million, $2,366 million and $2,437 million as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

Debt Offering
In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at September 30, 2025 was approximately $135 million. The company’s foreign currency loans have varying maturities through 2026.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and available credit facilities at September 30, 2025
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2025	750	750	February 2026	Floating Rate
Total committed and available credit facilities		$5,500	$5,500

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2025, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2025, the company amended and restated its January 2023 (as amended in July 2023, January 2024 and February 2024) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. Borrowings under the 364-Day Revolving Credit Facility will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2025, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the finance provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At September 30, 2025, December 31, 2024 and September 30, 2024, the outstanding obligations under supplier finance programs was $160

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million, $88 million and $124 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended September 30, 2025 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2024	$88
Invoices confirmed during the period	516
Confirmed invoices paid during the period	(444)
Confirmed obligations outstanding at September 30, 2025	$160

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2025, December 31, 2024 and September 30, 2024, the company had directly guaranteed $71 million, $64 million and $75 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. Of the maximum future payments at September 30, 2025, approximately $15 million had terms greater than one year. The maximum future payments include $4 million, $4 million and $4 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $603 million, $223 million and $598 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

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

Chemours Separation Agreement (Performance Chemicals)
Pursuant to the Chemours Separation Agreement resulting from the 2015 spin-off of the Performance Chemicals segment from Historical DuPont, Chemours indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. Additionally, in January 2021, a binding memorandum of understanding as described below replaced the potential future liability sharing arrangements established in the 2017 amendment to the Chemours Separation Agreement. At September 30, 2025, December 31, 2024 and September 30, 2024, the indemnification assets from Chemours were $138 million, $43 million, and $51 million, respectively, within accounts and notes receivable - net and $466 million, $280 million and $261 million, respectively, within other assets in the interim Consolidated Balance Sheets. These indemnification assets are regularly assessed for collectability and the company has concluded that these assets are recoverable. The liabilities subject to Chemours indemnification are considered stray liabilities under the Corteva Separation Agreement. Therefore, if Chemours fails to indemnify the company, these stray liabilities are subject to proportionate cost sharing between Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, as further described in this footnote below.

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

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account (“MOU Escrow Account”). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million. Beginning with year 11, the amounts in the MOU Escrow Account can be used to fund any qualified spend. The company made its annual installment deposits due to the MOU Escrow Account through September 30, 2025.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
liabilities that arose prior to the Corteva Distribution, Dow indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont were pursuing a resolution of a matter under the terms of the TMA that had the potential to significantly impact the current carrying value of our indemnification liability. On September 15, 2025, the dispute resolution firm issued a decision resulting in no material impact to the current carrying value of our indemnification liability.

Under the Corteva Separation Agreements, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. For those stray liabilities allocated to Corteva and DuPont (which may include a specified amount of liability associated with that liability), Corteva and DuPont are responsible for liabilities in an amount up to that specified amount plus an additional $200 million each. Once each company has met the $200 million threshold, Corteva and DuPont will share future liabilities proportionally on the basis of 29 percent and 71 percent, respectively; provided, however, that for PFAS, DuPont managed such liabilities with Corteva and DuPont sharing the costs on a 50 percent - 50 percent basis starting from $1 and up to $300 million (with such amount, up to $150 million, to be credited to each company’s $200 million threshold) and once the $300 million threshold was met, the companies share proportionally on the basis of 29 percent and 71 percent respectively, subject to a $1 million de minimis requirement. The aggregate amount of cash remitted by Corteva has exceeded the stray liability thresholds, including PFAS, noted above.

At September 30, 2025, December 31, 2024 and September 30, 2024, the aggregate indemnification assets from DuPont and Dow were $112 million, $47 million and $36 million, respectively, within accounts and notes receivable - net and $263 million, $143 million and $129 million, respectively, within other assets in the interim Consolidated Balance Sheets. At September 30, 2025, December 31, 2024 and September 30, 2024, the aggregate indemnification liabilities to DuPont and Dow were $17 million, $9 million and $19 million, respectively, within accrued and other current liabilities and $145 million, $149 million and $141 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(10) million and $(87) million for the three and nine months ended September 30, 2025, respectively, and $(2) million and $45 million for the three and nine months ended September 30, 2024, respectively to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations.

The after-tax charge for the three months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. The after-tax charge for the nine months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters.

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

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Corteva Separation from DuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the company could incur liabilities in excess of amounts accrued, for which the ultimate liability could be material to the results of operations and the cash flows in the period recognized. However, the company is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company.

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

In August 2025, Corteva and Bayer executed an agreement to pause legal proceedings through mid-January 2026 (the “Pause Agreement”) to enable a comprehensive resolution of outstanding disputes and litigation outstanding between both parties, including additional matters set forth in Part II, Item 1 – Legal Proceedings. The Delaware Supreme Court subsequently approved the stay mutually requested by Corteva and Bayer.

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

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva's motion to dismiss. Specifically, the court order dismissed the plaintiff's federal damages claims and 13 of the 27 state consumer protection act claims. The plaintiffs amended their complaint to include methoxyfenozide products. The trials for these claims are expected to begin in 2027.

Lorsban® Lawsuits
As of September 30, 2025, there were asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of September 30, 2025, an accrual has been established for the estimated resolution of certain claims.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs").

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
EIDP is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective.

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2025, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Aqueous Film-Forming Foams. Approximately 10,100 filed cases against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily kidney, testicular, liver and thyroid cancer) from the use of aqueous film-forming foams (“AFFF”) or contamination, in most cases due to migration from military installations or airports, consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance.

In August 2025, the SC MDL entered multiple case management orders requiring cases filed outside the SC MDL to be transferred to the SC MDL, establishing a 21-day window for unfiled cases to be filed, and allowing the filing of multi-plaintiff complaints. A significant number of new cases asserting personal injury were filed or transferred to the SC MDL. Many of the personal injury cases both inside and outside the SC MDL include and continue to include, as new cases are threatened, multiple plaintiffs. Therefore, the number of plaintiffs asserting such claims is substantially higher than the number of cases set forth above. The first bellwether personal injury trial is expected to be scheduled for 2026. Discussions between the parties on a resolution to these cases remain ongoing.

Nationwide Water District Settlement. On June 1, 2023, Corteva, EIDP, DuPont, and Chemours (collectively, the “settling companies”) entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL, under the Nationwide Water District Settlement, for $1.185 billion in the aggregate. PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances. In April 2024, the settlement was deemed final resulting in the release of the previously restricted cash in the Water District Settlement Fund and derecognition of the associated liability. The Nationwide Water District Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Corteva or EIDP.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

New Jersey. In late March 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Parlin, Pompton Lakes and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims for remediation, fraudulent conveyance, as well as claims under the New Jersey Water Pollution Control Act and the New Jersey Industrial Site Recovery Act (“ISRA”).

On August 3, 2025, the company, together with Chemours and DuPont agreed to a proposed Judicial Consent Order with the State of New Jersey (the "NJ Statewide Settlement") to resolve all outstanding claims by the State of New Jersey pending against the companies related to the legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. Subject to a public notice and comment period and subject to court approval following that period, the NJ Statewide Settlement will also resolve legacy claims related to four Historical DuPont operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under ISRA, alleged statewide PFAS contamination, including from the use of AFFF, claims of fraudulent conveyance, and claims for known natural resource damages from these Historical DuPont sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Statewide Settlement includes aggregate cash payments to the State of New Jersey of $875 million, payable over a period of 25 years (net present value of approximately $500 million, using an 8 percent discount rate), responsibility for which will be allocated among the settling companies in accordance with the terms of the MOU. Of the $875 million, approximately $16 million is allocated to statewide natural resource damages unrelated to the four Historical DuPont sites, 25 percent of which relates to alleged statewide AFFF contamination. Accordingly, in the second quarter of 2025, the company recorded a pre-tax loss of $72 million ($58 million after-tax) within discontinued operations, reflecting the net present value of the company's share of the aggregate cash payment in accordance with the MOU. The settling companies have agreed to count the NJ Statewide Settlement against the MOU limit at net present value as of the date of the NJ Statewide Settlement. Entry into the NJ Statewide Settlement suspended the companies' 2025 MOU escrow funding obligations and funding of the initial payment under the NJ Statewide Settlement, expected in 2026, will be deemed to satisfy these obligations for 2025.

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

The NJ Statewide Settlement, after the expiration of the public notice and comment period, is subject to court approval hearing, which is scheduled for January 2026. Under the NJ Statewide Settlement, no settling party admits any liability or wrongdoing or agrees to waive any defenses as to any such liability or wrongdoing.

Pursuant to a separate agreement among the company, DuPont, and Chemours, and contingent upon the court's approval of the NJ Statewide Settlement, DuPont and the company will purchase Chemours' future interest, if any, in certain insurance proceeds. DuPont and the company will make the purchase by contributing a total of $150 million, with $106 million from

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DuPont and $44 million from the company, into an escrow fund, with funds to be released to pay Chemours' share of the NJ Statewide Settlement. DuPont and the company will pay Chemours, as additional contingent consideration, amounts received from the acquired insurance proceeds in excess of $150 million plus an accrued fee. The accrued fee will equal the lesser of (a) $35 million, and (b) $3 million plus interest (at prime minus 2 percent) on an initial balance of $150 million, as reduced by any amounts received by DuPont and Corteva from the acquired insurance proceeds, until DuPont and the company have so received $150 million, plus the accrued fee. The purchase price to be paid to Chemours, and the insurance proceeds recovered, by DuPont and the company from the insurance proceeds acquired from Chemours, will be shared in accordance with the sharing percentages under the Letter Agreement.

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023 for $110 million, with Corteva’s share of the settlement under the MOU being approximately $16 million and expected to be paid in the coming months. As of September 30, 2025, an accrual has been established. The second, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. In January 2025, EIDP filed a motion to dismiss the new case on the grounds it remains similar to the original claim.

New York. EIDP is a defendant in a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. A settlement in principle of the Baker Class Action was reached in June 2025 for $22 million, plus funding $1 million annually to a medical monitoring fund for five years. As of September 30, 2025, an accrual for Corteva’s share of the expected settlement under the MOU was established.

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

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when further opportunity for appeals expires under the Ohio judicial consent order process. As of September 30, 2025, an accrual has been established for Corteva's share under the MOU. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities' land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, that such discussions remain in their early stages. As of September 30, 2025, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The trial for the Centre, Alabama water district carpet mill case is expected to be scheduled for January 2026. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile, and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX.

As of September 30, 2025, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025. Cumberland County, North Carolina, which is not part of the forgoing consolidation action or the Nationwide Water District Settlement, filed an action for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. The pending mediation and trial for this matter are no longer scheduled.

In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and Historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts it is entitled in its

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The accrued environmental obligations and indemnification assets include the following:

	As of September 30, 2025
(In millions)	Indemnification asset	Accrual balance[3]	Potential exposure above amount accrued[3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity[1,2]	$258	$270	$207
Other discontinued or divested businesses obligations[1]	34	72	197

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont[2]	52	57	55

Environmental remediation liabilities not subject to indemnity	—	118	86

Indemnification liabilities related to the MOU[4]	—	63	10
Total	$344	$580	$555
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page 22, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $23 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $51 million for remediation of Superfund sites. Amounts do not include all possible impacts from the remediation elements of the EPA's October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page 28 relating to Chemours' remediation activities at the Fayetteville Works facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page 21, under the header "Chemours Separation Agreement (Performance Chemicals)."

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Chambers Works, New Jersey
On January 28, 2022, the State of New Jersey filed a request for a preliminary injunction against EIDP and Chemours seeking the establishment of a Remediation Funding Source (“RFS”) in an amount exceeding $900 million for environmental remediation at EIDP’s former Chambers Works facility in New Jersey, along with fines and penalties. The RFS primarily relates to non-PFAS remediation, which is not subject to the MOU. This RFS matter will be resolved upon the court's approval of the NJ Statewide Settlement, discussed on page 26.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In February 2022, the Facility Response Group filed a lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. In March 2025, the Facility Response Group reached an agreement to settle this lawsuit with AltEn. The agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of September 30, 2025, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 - STOCKHOLDERS' EQUITY

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 3,401,000 and 3,681,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $270 million during the three and nine months ended September 30, 2025, respectively.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000 shares in the open market for a total cost (excluding excise taxes) of $500 million for the nine months ended September 30, 2025, respectively, and 4,722,000 and 13,838,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $750 million for the three and nine months ended September 30, 2024, respectively. Included within the shares repurchased during the nine months ended September 30, 2025 and the year ended December 31, 2024 were $145 million and $125 million, respectively, of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee's periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

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

Below is a summary of the EIDP Preferred Stock at September 30, 2025, December 31, 2024 and September 30, 2024, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2024
Balance at January 1, 2024	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
Other comprehensive income (loss) before reclassifications	(206)	(8)	2	—	(14)	(226)
Amounts reclassified from accumulated other comprehensive income (loss)	—	25	(1)	(7)	—	17
Net other comprehensive income (loss)	(206)	17	1	(7)	(14)	(209)
Balance at September 30, 2024	$(2,664)	$(38)	$(352)	$182	$(14)	$(2,886)
2025
Balance at January 1, 2025	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
Other comprehensive income (loss) before reclassifications	873	(106)	2	—	5	774
Amounts reclassified from accumulated other comprehensive income (loss)	—	46	(2)	(10)	—	34
Net other comprehensive income (loss)	873	(60)	—	(10)	5	808
Balance at September 30, 2025	$(2,599)	$(44)	$(226)	$209	$(1)	$(2,661)

1.The cumulative translation adjustment gain for the nine months ended September 30, 2025 was primarily driven by the weakening of the USD against the Euro ("EUR"), Brazilian Real ("BRL") and Mexican Peso ("MXN"). The cumulative translation adjustment loss for the nine months ended September 30, 2024 was primarily driven by the strengthening of the USD against the Brazilian Real (“BRL”) and Mexican Peso ("MXN").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Derivative instruments	$2	$(4)	$5	$(13)
Pension benefit plans - net	(1)	—	—	—
Other benefit plans - net	2	1	4	3
Unrealized gains (losses) on investments	—	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$3	$(3)	$9	$(10)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Derivative instruments[1]:	$2	$12	$70	$38
Tax (benefit) expense[2]	(1)	(4)	(24)	(13)
After-tax	$1	$8	$46	$25
Amortization of pension benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$(1)	$(3)	$(2)
Settlement (gain) loss[3,4]	—	1	—	1
Total before tax	$(1)	$—	$(3)	$(1)
Tax (benefit) expense[2]	—	(1)	1	—
After-tax	$(1)	$(1)	$(2)	$(1)
Amortization of other benefit plans:
Prior service (benefit) cost[3,4]	$(1)	$—	$(1)	$(1)
Actuarial (gains) losses[3,4]	(4)	(3)	(13)	(9)
Total before tax	$(5)	$(3)	$(14)	$(10)
Tax (benefit) expense[2]	2	1	4	3
After-tax	$(3)	$(2)	$(10)	$(7)
Total reclassifications for the period, after-tax	$(3)	$5	$34	$17
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

NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits ("OPEB"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Defined Benefit Pension Plans:
Service cost	$2	$3	$9	$12
Interest cost	158	162	471	488
Expected return on plan assets	(156)	(133)	(466)	(399)
Amortization of prior service (benefit) cost	(1)	—	(3)	(2)
Settlement loss	—	1	—	1
Net periodic benefit (credit) cost	$3	$33	$11	$100
Other Post Employment Benefits:
Interest cost	$10	$11	$30	$31
Amortization of unrecognized (gain) loss	(4)	(3)	(13)	(9)
Amortization of prior service (benefit) cost	(1)	(1)	(1)	(1)
Net periodic benefit (credit) cost	$5	$7	$16	$21

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - FINANCIAL INSTRUMENTS

Time Deposits and Money Market Funds
At September 30, 2025, December 31, 2024 and September 30, 2024, the company held $1,726 million, $2,179 million and $1,543 million, respectively, of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents in the interim Consolidated Balance Sheets, as these securities had maturities of three months or less at the time of purchase; and $1 million, $8 million and $1 million of held-to-maturity securities (primarily time deposits) classified as marketable securities in the interim Consolidated Balance Sheets at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At these periods, the company held additional held-to-maturity securities, as well as available-for-sale securities, consisting of investments in foreign government bonds which are discussed further in the “Debt Securities” section. Reclassifications of prior year held-to-maturity balances have been made in the current year to disaggregate between those that are time deposits and foreign government bonds.

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

The aggregate notional amounts for the company's derivative instruments (both designated and not designated) was a net buy (sell) position of $1,724 million, $(1,056) million and $1,305 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$(1)	$(92)	$(49)	$(71)
Additions and revaluations of derivatives designated as cash flow hedges	(19)	25	(29)	(13)
Clearance of hedge results to earnings	1	7	59	24
Ending balance	$(19)	$(60)	$(19)	$(60)

At September 30, 2025, an after-tax net loss of $8 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$—	$20	$13	$1
Additions and revaluations of derivatives designated as cash flow hedges	—	—	—	19
Clearance of hedge results to earnings	—	1	(13)	1
Ending balance	$—	$21	$—	$21

At September 30, 2025, no after-tax net gain (loss) is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	49	(49)	—
Commodity contracts	Other current assets	4	—	4
Total asset derivatives		$53	$(49)	$4

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$36	$—	$36
Commodity contracts	Accrued and other current liabilities	12	—	12
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	131	(49)	82
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$182	$(49)	$133

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$8	$—	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	71	(45)	26
Commodity contracts	Other current assets	12	—	12
Total asset derivatives		$91	$(45)	$46

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	104	(45)	59
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$111	$(45)	$66

		September 30, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	105	(61)	44
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$110	$(61)	$49

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$—	$23
Commodity contracts	Accrued and other current liabilities	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	64	(61)	3
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$91	$(61)	$30
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$3	$(36)	$(100)	$(19)
Cash flow hedges:
Foreign currency contracts	—	1	—	29
Commodity contracts	(23)	34	(35)	(18)
Total derivatives designated as hedging instruments	$(20)	$(1)	$(135)	$(8)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts[2]	$—	$(2)	$6	$(3)
Commodity contracts[2]	(2)	(10)	(76)	(35)
Total derivatives designated as hedging instruments	$(2)	$(12)	$(70)	$(38)
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$(73)	$59	$76	$(32)
Foreign currency contracts[2]	(33)	(6)	(102)	12
Commodity contracts[2,4]	—	3	9	(41)
Commodity contracts[3]	—	1	—	(2)
Total derivatives not designated as hedging instruments	$(106)	$57	$(17)	$(63)
Total derivatives	$(108)	$45	$(87)	$(101)
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

Debt Securities
At December 31, 2024 and September 30, 2024, the company held $55 million and $55 million, respectively, of held-to-maturity debt securities consisting of foreign government bonds classified as marketable securities in the interim Consolidated Balance Sheets as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value, and are held by certain foreign subsidiaries in which the USD is the functional currency.

The company held debt securities, which consisted of foreign government bonds classified as available-for-sale securities at September 30, 2025, December 31, 2024 and September 30, 2024. The company's investments in available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations. At September 30, 2025, December 31, 2024, and September 30, 2024, the company had $76 million, $— million, and $16 million, respectively, of these available-for-sale securities within marketable securities in the interim Consolidated Balance Sheets, as these securities had maturities of more than three months to less than one year at the time of purchase.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The company held $21 million, $97 million and $90 million of these available-for-sale securities classified as other assets in the interim Consolidated Balance Sheets at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, as these securities had maturities of more than one year at the time of purchase. At September 30, 2025, available-for-sale debt securities with contractual maturities less than one year and of one year through five years included gross unrealized gains (losses) of $1 million and $(2) million, respectively.

The estimated fair value of the available-for-sale securities as of September 30, 2025, December 31, 2024 and September 30, 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the end of period quoted closing market prices in active markets for identical assets and liabilities.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	September 30, 2025	December 31, 2024	September 30, 2024
(In millions)	Level 2[1]	Level 2[1]	Level 2[1]
Assets at fair value:
Marketable securities	$1	$63	$56
Debt securities:
Foreign government bonds[2]	97	97	106
Derivatives relating to:[3]
Foreign currency	49	71	105
Commodity contracts	4	20	5
Total assets at fair value	$151	$251	$272
Liabilities at fair value:
Derivatives relating to:[3]
Foreign currency	167	104	87
Commodity contracts	15	7	4
Total liabilities at fair value	$182	$111	$91
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

Segment operating EBITDA is primarily utilized in the annual planning and monthly forecasting processes. On a monthly basis, the CODM considers variances between comparable prior year actual results and current year actual or forecasted results when evaluating the company's success in delivering its innovative proprietary technology to farmers and monitoring of expected savings from cost and productivity actions. The CODM also utilizes segment operating EBITDA when evaluating the impacts of market-driven trends on segment performance, such as input costs and inflationary and currency impacts. The CODM does not use segment assets to inform resource allocation decisions or assess segment performance.

The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and other post-employment benefit (OPEB) credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2025
Net sales	$917	$1,701	$2,618
Segment operating EBITDA	(193)	279	86
Depreciation and amortization	195	105	300
Purchases of property, plant and equipment	108	49	157

2024
Net sales	$691	$1,635	$2,326
Segment operating EBITDA	(320)	246	(74)
Depreciation and amortization	202	104	306
Purchases of property, plant and equipment	99	55	154

As of and for the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2025
Net sales	$8,161	$5,330	$13,491
Segment operating EBITDA	2,512	990	3,502
Depreciation and amortization	586	311	897
Purchases of property, plant and equipment	227	142	369

2024
Net sales	$7,773	$5,157	$12,930
Segment operating EBITDA	2,126	811	2,937
Depreciation and amortization	610	315	925
Purchases of property, plant and equipment	258	158	416

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended September 30, 2025
Net sales	$917	$1,701	$2,618
Cost of goods sold	578	1,054	1,632
Other expenses[1]	532	368	900
Segment operating EBITDA	$(193)	$279	$86

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended September 30, 2024
Net sales	$691	$1,635	$2,326
Cost of goods sold	531	1,012	1,543
Other expenses[1]	480	377	857
Segment operating EBITDA	$(320)	$246	$(74)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Total
For the Nine Months Ended September 30, 2025
Net sales	$8,161	$5,330	$13,491
Cost of goods sold	3,557	3,253	6,810
Other expenses[1]	2,092	1,087	3,179
Segment operating EBITDA	$2,512	$990	$3,502

(In millions)	Seed	Crop Protection	Total
For the Nine Months Ended September 30, 2024
Net sales	$7,773	$5,157	$12,930
Cost of goods sold	3,733	3,293	7,026
Other expenses[1]	1,914	1,053	2,967
Segment operating EBITDA	$2,126	$811	$2,937
1.    Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes	$(308)	$(519)	$1,741	$913
Provision for (benefit from) income taxes on continuing operations	(62)	(114)	477	274
Income (loss) from continuing operations before income taxes	$(370)	$(633)	$2,218	$1,187
Depreciation and amortization	300	306	897	925
Interest income	(29)	(33)	(92)	(93)
Interest expense	46	66	134	173
Exchange (gains) losses - net	45	97	97	234
Non-operating (benefits) costs - net	14	50	27	132
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	6	14	58	(4)
Significant items (benefit) charge	30	33	56	297
Separation costs	7	—	7	—
Corporate expenses	37	26	100	86
Segment operating EBITDA	$86	$(74)	$3,502	$2,937

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2025 and 2024, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2025
Restructuring and asset related charges - net[1]	$—	$(28)	$(2)	$(30)
Total	$—	$(28)	$(2)	$(30)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2024
Restructuring and asset related charges - net[1]	$(3)	$(10)	$(19)	$(32)
Acquisition-related costs[5]	—	(1)	—	(1)
Total	$(3)	$(11)	$(19)	$(33)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2025
Restructuring and asset related charges - net[1]	$(4)	$(117)	$(10)	$(131)
Gain (loss) on sale of assets[2]	—	14	—	14
AltEn facility remediation charges[6]	(37)	—	—	(37)
Insurance proceeds[3]	—	98	—	98
Total	$(41)	$(5)	$(10)	$(56)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2024
Restructuring and asset related charges - net[1]	$(56)	$(83)	$(60)	$(199)
Estimated settlement expense[4]	—	(101)	—	(101)
Inventory write-offs[2]	2	—	—	2
Gain (loss) on sale of assets[2]	4	3	—	7
Acquisition-related costs[5]	—	(6)	—	(6)
Total	$(50)	$(187)	$(60)	$(297)
1.Includes restructuring plans and asset related charges, as well as accelerated prepaid amortization expense for the three and nine months ended September 30, 2024. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond the company's control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company's business, results of operations and financial condition. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of the company's products; (ii) failure to successfully develop and commercialize the company's pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of the company's biotechnology and other agricultural products; (iv) effect of changes in agricultural and related policies of governments and international organizations; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of climate change and unpredictable seasonal and weather factors; (vii) failure to comply with competition and antitrust laws; (viii) effect of competition in the company's industry; (ix) competitor’s establishment of an intermediary platform for distribution of the company's products; (x) risks related to recent funding and staff reductions at U.S. government agencies; (xi) risk related to geopolitical and military conflict; (xii) effect of volatility in the company's input costs; (xiii) risks related to the company's global operations; (xiv) effect of industrial espionage and other disruptions to the company's supply chain, information technology or network systems; (xv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the Corteva Separation; (xvi) impact of the company's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xvii) failure of the company's customers to pay their debts to the company, including customer financing programs; (xviii) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xix) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to the company; (xx) increases in pension and other post-employment benefit plan funding obligations; (xxi) risks related to pandemics or epidemics; (xxii) capital markets sentiment towards sustainability matters; (xxiii) the company's intellectual property rights or defense against intellectual property claims asserted by others; (xxiv) effect of counterfeit products; (xxv) the company's dependence on intellectual property cross-license agreements; (xxvi) risks related to Corteva's Separation from DowDuPont; and (xxvii) risks related to Corteva’s proposed separation, including, but not limited to, whether the objectives of the proposed separation will be achieved; the terms, structure, benefits and costs of any action or transaction resulting from the proposed separation; the timing of any such separation or related action and whether any such separation will be consummated at all; the risk the proposed separation could divert the attention and time of the company’s management; the risk of any unexpected costs or expenses resulting from the proposed separation process or separation itself; and the risk of any litigation as a result of, or relating to, the proposed separation.

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

Recent Developments
On October 1, 2025, the company announced its intent to separate its seed and crop protection businesses into two standalone, publicly traded companies, in a transaction that is intended to be a tax-free spin-off for U.S. federal income tax purposes.

Overview
The following is a summary of results from continuing operations for the three months ended September 30, 2025:
•The company reported net sales of $2,618 million, up 13 percent versus the same quarter last year, reflecting a 12 percent increase in volume and a 2 percent favorable impact from currency, partially offset by a 1 percent decline in price.
•Cost of goods sold totaled $1,644 million in the third quarter of 2025, up from $1,565 million in the third quarter of 2024, which was driven by higher volumes, with a partial offset from ongoing cost and productivity actions and lower commodity prices.
•Restructuring and asset related charges - net were $30 million in the third quarter of 2025, a decrease from $32 million in the third quarter of 2024. The charges for the three months ended September 30, 2025 primarily relate to contract termination charges and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $(308) million, as compared to $(519) million in the same quarter last year.
•Operating EBITDA was $49 million for the three months ended September 30, 2025, up from $(100) million for the three months ended September 30, 2024, primarily driven by Seed and Crop Protection volume growth, favorable Seed product mix, ongoing cost and productivity benefits and net royalty improvement, partially offset by continued investment in Seed research and development, additional Seed commissions and compensation expense, competitive Crop Protection pricing and unfavorable currency effects. Refer to page 52 for further discussion of the company's non-GAAP financial measures.
The following is a summary of results from continuing operations for the nine months ended September 30, 2025:
•The company reported net sales of $13,491 million, up 4 percent versus the same period last year, reflecting a 5 percent increase in volume and a 1 percent increase in price, partially offset by a 2 percent unfavorable impact from currency.
•Cost of goods sold totaled $6,918 million for the nine months ended September 30, 2025, down from $7,033 million for the nine months ended September 30, 2024, which was driven by ongoing cost and productivity actions, lower commodity prices and Crop Protection raw material deflation, with a partial offset from higher volumes.
•Restructuring and asset related charges - net were $131 million for the nine months ended September 30, 2025, a decrease from $199 million for the nine months ended September 30, 2024. The charges for the nine months ended September 30, 2025 primarily relate to severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract termination charges associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $1,741 million, as compared to $913 million in the same period last year.
•Operating EBITDA was $3,402 million for the nine months ended September 30, 2025, up from $2,851 million for the nine months ended September 30, 2024, primarily driven by improvements in Seed pricing, market share gains and product mix, Crop Protection volume growth and raw material deflation, ongoing cost and productivity benefits and net royalty improvement, partially offset by higher compensation, continued investment in Seed research and development, competitive pricing and higher bad debt expense in Crop Protection and unfavorable currency effects. Refer to page 52 for further discussion of the company's non-GAAP financial measures.
In addition to the financial highlights above, the following events occurred during the nine months ended September 30, 2025:
•The company returned approximately $1.1 billion to shareholders during the nine months ended September 30, 2025 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $2,618 million and $2,326 million for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by a 12 percent increase in volume and a 2 percent favorable impact from currency, partially offset by a 1 percent decline in price. Crop Protection volume increases were driven primarily by demand for new products, herbicides and biologicals. Seed experienced volume growth due primarily to early deliveries in Latin America in advance of the safrinha season. The pricing decline was driven by competitive Seed and Crop Protection pricing dynamics in Latin America, partially offset by Seed pricing gains in all other regions. The favorable currency impacts were led by the Brazilian Real and the Euro.

	Three Months Ended September 30,
	2025		2024
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$2,618	100%	$2,326	100%
North America[1]	707	27%	610	26%
EMEA[2]	462	18%	415	18%
Latin America	1,161	44%	989	43%
Asia Pacific	288	11%	312	13%

	Q3 2025 vs. Q3 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$97	16%	6%	10%	—%	—%
EMEA[2]	47	11%	1%	6%	4%	—%
Latin America	172	17%	(5)%	20%	2%	—%
Asia Pacific	(24)	(8)%	1%	(6)%	(2)%	(1)%
Total	$292	13%	(1)%	12%	2%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Net sales were $13,491 million and $12,930 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by 5 percent increase in volume and a 1 percent increase in price, partially offset by a 2 percent unfavorable currency impact. Improvements in Crop Protection volume were driven by demand for new products, herbicides, fungicides and biologicals, while Seed experienced volume growth primarily due to increased corn area in North America and early safrinha deliveries in Latin America. Pricing improvements were driven by Seed, led by North America and EMEA with continued execution on the company's price for value strategy, partially offset by a decline in Crop Protection pricing primarily due to the market dynamics in Latin America. The unfavorable currency impacts were led by the Brazilian Real and Turkish Lira.

	Nine Months Ended September 30,
	2025		2024
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$13,491	100%	12,930	100%
North America[1]	7,546	56%	7,097	55%
EMEA[2]	2,686	20%	2,676	21%
Latin America	2,275	17%	2,154	16%
Asia Pacific	984	7%	1,003	8%

	Nine Months 2025 vs. Nine Months 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America[1]	$449	6%	2%	5%	(1)%	—%
EMEA[2]	10	—%	2%	2%	(4)%	—%
Latin America	121	6%	(6)%	16%	(4)%	—%
Asia Pacific	(19)	(2)%	2%	(2)%	(2)%	—%
Total	$561	4%	1%	5%	(2)%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa ("EMEA").

Cost of Goods Sold ("COGS")
COGS was $1,644 million (63 percent of net sales) and $1,565 million (67 percent of net sales) for the three months ended September 30, 2025 and 2024, respectively, driven by higher volumes, with a partial offset from ongoing cost and productivity actions and lower commodity and raw material costs.

COGS was $6,918 million (51 percent of net sales) and $7,033 million (54 percent of net sales) for the nine months ended September 30, 2025 and 2024, respectively. Improvement for the nine-month period was driven by ongoing cost and productivity actions, lower commodity prices and Crop Protection raw material deflation, with a partial offset from higher volumes.

Research and Development Expense ("R&D")
R&D expense was $351 million (13 percent of net sales) and $348 million (15 percent of net sales) for the three months ended September 30, 2025 and 2024, respectively, and $1,061 million (8 percent of net sales) and $1,037 million (8 percent of net sales) for the nine months ended September 30, 2025 and 2024, respectively. The increase in R&D expense is in support of the company’s long-term investment plans and was primarily driven by higher employee compensation costs due to merit and variable compensation increases, with a partial favorable currency offset for the nine-month period.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $725 million (28 percent of net sales) and $671 million (29 percent of net sales) for the three months ended September 30, 2025 and 2024, respectively. The change was primarily driven by an increase in commissions and variable compensation, partially offset by a decrease in consulting and professional fees.

SG&A expenses were $2,632 million (20 percent of net sales) and $2,461 million (19 percent of net sales) for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by an increase in commissions, variable compensation, bad debt expense and personnel and information technology costs, partially offset by favorable currency impacts and a decrease in consulting and professional fees.

Amortization of Intangibles
Intangible asset amortization was $162 million and $170 million for the three months ended September 30, 2025 and 2024, respectively, and $485 million and $521 million for the nine months ended September 30, 2025 and 2024, respectively. As certain Merger-related intangible assets became fully amortized subsequent to the end of the prior year period, amortization expense decreased in the current year period.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $30 million and $32 million for the three months ended September 30, 2025 and 2024, respectively, and $131 million and $199 million for the nine months ended September 30, 2025 and 2024, respectively. The charges in all periods primarily relates to charges associated with the Crop Protection Operations Strategy Restructuring Program. The charges in the three and nine months of 2025 primarily consisted of severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the program. The charges in the three and nine months ended September 30, 2024 primarily consisted of severance and related benefit costs and asset related charges under the program. The charges in the nine months ended September 30, 2024 also include non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits.
See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(23) million and $(107) million for the three months ended September 30, 2025 and 2024, respectively. Lower other expense was driven by a more favorable net exchange loss and lower non-operating pension and OPEB costs.

Other income (expense) - net was $95 million and $(319) million for the nine months ended September 30, 2025 and 2024, respectively. Lower other expense was driven by the receipt of insurance proceeds related to prior significant items during the second quarter of 2025, the absence of charges related to estimated settlement reserves, a more favorable net exchange loss, a favorable tax indemnification adjustment and lower non-operating pension and OPEB costs. The favorable changes were partially offset by the one-time receipt of an indemnification payment negotiated with the former Stoller owners during the first quarter of 2024.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $46 million and $66 million for the three months ended September 30, 2025 and 2024, respectively, and $134 million and $173 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily driven by lower short-term borrowings and lower interest rates.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(62) million for the three months ended September 30, 2025 on pre-tax loss from continuing operations of $(370) million, resulting in an effective tax rate of 16.8 percent. The effective tax rate was unfavorably impacted by tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings.

The company's benefit from income taxes on continuing operations was $(114) million for the three months ended September 30, 2024 on pre-tax loss from continuing operations of $(633) million, resulting in an effective tax rate of 18.0 percent. The effective tax rate was unfavorably impacted by tax impacts of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions.

The company’s provision for income taxes on continuing operations was $477 million for the nine months ended September 30, 2025 on pre-tax income from continuing operations of $2,218 million, resulting in an effective tax rate of 21.5 percent. The effective tax rate was favorably impacted by a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, as well as net tax benefits associated with changes in accruals for certain prior year tax positions. Those favorable impacts were partially offset by unfavorable geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

The company's provision for income taxes on continuing operations was $274 million for the nine months ended September 30, 2024 on pre-tax income from continuing operations of $1,187 million, resulting in an effective tax rate of 23.1 percent. The effective tax rate was unfavorably impacted by geographic mix of earnings, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by net tax benefits associated with changes in accruals for certain prior year tax positions.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(10) million and $(87) million for the three and nine months ended September 30, 2025, respectively. The after-tax charge for the three months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. The after-tax charge for the nine months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters.

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

Other Income (Expense) - Net
EIDP's other income (expense) - net was $(23) million and $95 million for the three and nine months ended September 30, 2025, respectively, and $(89) million and $(281) million for the three and nine months ended September 30, 2024, respectively. The change was primarily driven by the items noted above, under the header "Other Income (Expense) - Net," as well as interest income earned by EIDP on Corteva, Inc.'s borrowings under the related party Master In-House Banking Agreement prior to Corteva's intention to no longer repay borrowings from EIDP during the fourth quarter of 2024.

See EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements, for further information.

Provision for (Benefit from) Income Taxes on Continuing Operations
EIDP’s benefit from income taxes on continuing operations was $(62) million for the three months ended September 30, 2025 on pre-tax loss from continuing operations of $(370) million, resulting in an effective tax rate of 16.8 percent. EIDP’s benefit from income taxes on continuing operations was $(110) million for the three months ended September 30, 2024 on pre-tax loss from continuing operations of $(615) million, resulting in an effective tax rate of 17.9 percent.

EIDP’s provision for income taxes on continuing operations was $477 million for the nine months ended September 30, 2025 on pre-tax income from continuing operations of $2,218 million, resulting in an effective tax rate of 21.5 percent. EIDP’s provision for income taxes on continuing operations was $283 million for the nine months ended September 30, 2024 on pre-tax income from continuing operations of $1,225 million, resulting in an effective tax rate of 23.1 percent.

EIDP’s effective tax rates for the three and nine months ended September 30, 2025 and 2024 were driven by the items noted above, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations.”

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2025, compared with the same period in 2024. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and nine months ended September 30, 2025 and 2024 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
($ In millions)	2025	2024	2025	2024
Net sales	$917	$691	$8,161	$7,773
Segment operating EBITDA	$(193)	$(320)	$2,512	$2,126

Seed	Q3 2025 vs. Q3 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$5	3%	12%	(8)%	(1)%	—%
EMEA	66	34%	5%	26%	3%	—%
Latin America	173	79%	(2)%	78%	3%	—%
Asia Pacific	(18)	(17)%	4%	(20)%	(1)%	—%
Total	$226	33%	4%	27%	2%	—%

Seed	Q3 2025 vs. Q3 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$271	86%	7%	76%	3%	—%
Soybeans	(12)	(7)%	4%	(13)%	2%	—%
Other oilseeds	6	4%	3%	1%	—%	—%
Other	(39)	(51)%	(1)%	(48)%	(2)%	—%
Total	$226	33%	4%	27%	2%	—%

Seed	Nine Months 2025 vs. Nine Months 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$332	6%	3%	3%	—%	—%
EMEA	5	—%	5%	2%	(7)%	—%
Latin America	34	5%	(3)%	14%	(6)%	—%
Asia Pacific	17	5%	7%	—%	(2)%	—%
Total	$388	5%	3%	4%	(2)%	—%

Seed	Nine Months 2025 vs. Nine Months 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$531	10%	4%	9%	(3)%	—%
Soybeans	(59)	(3)%	1%	(4)%	—%	—%
Other oilseeds	(16)	(3)%	3%	(2)%	(4)%	—%
Other	(68)	(19)%	4%	(21)%	(2)%	—%
Total	$388	5%	3%	4%	(2)%	—%
Seed
Seed net sales were $917 million in the third quarter of 2025, up 33 percent from $691 million in the third quarter of 2024. The sales increase over the prior period was driven by a 27 percent increase in volume, a 4 percent increase in price, and a 2 percent favorable impact from currency.

Volume growth was driven by early safrinha deliveries in Brazil, recovery of corn acres in Argentina and increased corn area in EMEA, partially offset by lower oilseed area in Asia Pacific. Seed pricing increases were primarily due to higher out-licensing income and continued demand for top technology. The favorable currency impacts were led by the Brazilian Real.

Segment operating EBITDA was $(193) million in the third quarter of 2025, up 40 percent from $(320) million in the third quarter of 2024. Increased corn volumes, royalty income and cost benefits from productivity and lower commodity prices drove the improvement versus prior year, partially offset by higher compensation expense, commissions and research and development activities.

Seed net sales were $8,161 million in the first nine months of 2025, up 5 percent from $7,773 million in the first nine months 2024. The sales increase over the prior period was driven by a 3 percent increase in price and a 4 percent increase in volume, partially offset by a 2 percent unfavorable impact from currency.

Pricing gains in most regions, led by North America, demonstrate demand for top technology and the strength of the portfolio, coupled with increased out-licensing income. Volume growth was driven primarily by increased corn area and share gains in North America, an early start to safrinha deliveries in Brazil and recovery of corn acres in Argentina. These increases were partially offset by lower soybean area in North America. The unfavorable currency impacts were led by the Brazilian Real and Canadian Dollar.

Segment operating EBITDA was $2,512 million in the first nine months 2025, up 18 percent from $2,126 million in the first nine months 2024. Price execution and market share gains in North America, product mix, net royalty improvement and ongoing cost and productivity actions more than offset increased compensation, commission and research and development activities and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 340 basis points versus the prior-year period.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
($ In millions)	2025	2024	2025	2024
Net sales	$1,701	$1,635	$5,330	$5,157
Segment Operating EBITDA	$279	$246	$990	$811

Crop Protection	Q3 2025 vs. Q3 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$92	21%	3%	18%	—%	—%
EMEA	(19)	(9)%	(4)%	(11)%	6%	—%
Latin America	(1)	—%	(6)%	4%	2%	—%
Asia Pacific	(6)	(3)%	(2)%	2%	(2)%	(1)%
Total	$66	4%	(2)%	5%	1%	—%

Crop Protection	Q3 2025 vs. Q3 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$77	10%	(1)%	10%	1%	—%
Insecticides	(28)	(6)%	(5)%	(2)%	1%	—%
Fungicides	6	3%	—%	2%	2%	(1)%
Biologicals	12	9%	(4)%	12%	1%	—%
Other	(1)	(1)%	(7)%	5%	1%	—%
Total	$66	4%	(2)%	5%	1%	—%

Crop Protection	Nine Months 2025 vs. Nine Months 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$117	7%	—%	8%	(1)%	—%
EMEA	5	—%	(1)%	2%	(1)%	—%
Latin America	87	6%	(7)%	17%	(4)%	—%
Asia Pacific	(36)	(5)%	—%	(3)%	(1)%	(1)%
Total	$173	3%	(2)%	7%	(2)%	—%

Crop Protection	Nine Months 2025 vs. Nine Months 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$100	4%	(2)%	7%	(1)%	—%
Insecticides	(44)	(4)%	(3)%	1%	(2)%	—%
Fungicides	107	14%	(1)%	18%	(3)%	—%
Biologicals	21	7%	(5)%	15%	(3)%	—%
Other	(11)	(4)%	(3)%	(1)%	—%	—%
Total	$173	3%	(2)%	7%	(2)%	—%

Crop Protection
Crop Protection net sales were $1,701 million in the third quarter of 2025, up 4 percent from $1,635 million in the third quarter of 2024. The sales increase over the prior period was driven by a 5 percent increase in volume and a 1 percent favorable impact from currency, partially offset by a 2 percent decline in price.

Volume growth was primarily driven by demand for new products, herbicides and biologicals. The price decline was primarily due to the competitive pricing environment in Latin America, partially offset by North America pricing gains. The favorable currency impacts were led by the Brazilian Real.

Segment operating EBITDA was $279 million in the third quarter of 2025, up 13 percent from $246 million in the third quarter of 2024. Raw material deflation, productivity savings and volume growth more than offset the unfavorable impact from currency and price pressure. Segment operating EBITDA margin improved by approximately 135 basis points versus the prior-year period.

Crop Protection net sales were $5,330 million in the first nine months of 2025, up 3 percent from $5,157 million in the first nine months of 2024. The sales increase over the prior period was driven by a 7 percent increase in volume, partially offset by a 2 percent unfavorable impact from currency and a 2 percent decline in price.

Volume growth was driven by demand for new products, herbicides, fungicides and biologicals, while price declined primarily due to market dynamics in Latin America. The unfavorable currency impacts were led by the Brazilian Real and Turkish Lira.

Segment operating EBITDA was $990 million in the first nine months of 2025, up 22 percent from $811 million in the first nine months of 2024. Raw material deflation, productivity savings and volume growth more than offset the unfavorable impact from currency, price pressure and higher compensation and bad debt expense. Segment operating EBITDA margin improved by approximately 285 basis points versus the prior-year period.

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

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as "earnings (loss) per common share from continuing operations - diluted" excluding the after-tax impact of significant items, the after-tax impact of separation costs, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Corteva Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes (GAAP)	$(308)	$(519)	$1,741	$913
Provision for (benefit from) income taxes on continuing operations	(62)	(114)	477	274
Income (loss) from continuing operations before income taxes (GAAP)	$(370)	$(633)	$2,218	$1,187
Depreciation and amortization	300	306	897	925
Interest income	(29)	(33)	(92)	(93)
Interest expense	46	66	134	173
Exchange (gains) losses - net	45	97	97	234
Non-operating (benefits) costs - net	14	50	27	132
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	6	14	58	(4)
Significant items (benefit) charge	30	33	56	297
Separation costs	7	—	7	—
Operating EBITDA (Non-GAAP)	$49	$(100)	$3,402	$2,851

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Restructuring and asset related charges - net	$(30)	$(32)	$(131)	$(199)
Estimated settlement expense[1]	—	—	—	(101)
Inventory write-offs[2]	—	—	—	2
Gain (loss) on sale of assets[2]	—	—	14	7
Acquisition-related costs[3]	—	(1)	—	(6)
AltEn facility remediation charges[4]	—	—	(37)	—
Insurance proceeds[5]	—	—	98	—
Total pre-tax significant items benefit (charge)	$(30)	$(33)	$(56)	$(297)
Total tax (provision) benefit impact of significant items[6]	7	8	15	74
Tax only significant item benefit (charge)[7]	—	4	55	4
Total significant items benefit (charge), after tax	$(23)	$(21)	$14	$(219)
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
7.The tax only significant item benefit for the nine months ended September 30, 2025 reflects a deferred tax benefit associated with a change in a legal entity's U.S. tax characterization.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$(310)	$(522)	$1,733	$903
Less: Non-operating benefits (costs), after tax	(12)	(37)	(28)	(98)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(108)	(115)	(327)	(350)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(4)	(11)	(44)	3
Less: Significant items benefit (charge), after tax	(23)	(21)	14	(219)
Less: Separation costs, after tax	(7)	—	(7)	—
Operating Earnings (Loss) (Non-GAAP)	$(156)	$(338)	$2,125	$1,567

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$(0.46)	$(0.76)	$2.54	$1.29
Less: Non-operating benefits (costs), after tax	(0.02)	(0.05)	(0.04)	(0.14)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(0.16)	(0.17)	(0.48)	(0.50)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(0.01)	(0.02)	(0.06)	—
Less: Significant items benefit (charge), after tax	(0.03)	(0.03)	0.02	(0.31)
Less: Separation costs, after tax	(0.01)	—	(0.01)	—
Operating Earnings (Loss) Per Share (Non-GAAP)	$(0.23)	$(0.49)	$3.11	$2.24
Diluted Shares Outstanding (In millions)	678.7	691.1	683.1	698.3

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2024 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2025.

(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Cash, cash equivalents and marketable securities	$2,586	$3,169	$2,493
Total debt	$4,373	$2,703	$5,716

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

The company had access to approximately $6.3 billion, $6.3 billion and $6.2 billion at September 30, 2025, December 31, 2024 and September 30, 2024, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the foreign currency loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva's costs and expenses, including the settlement of litigation and environmental remediation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2025, the company was in compliance with these covenants.

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

The company's cash, cash equivalents and marketable securities at September 30, 2025, December 31, 2024 and September 30, 2024 are $2.6 billion, $3.2 billion and $2.5 billion, respectively, of which $2.3 billion, $1.7 billion and $2.1 billion at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At September 30, 2025, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(941) million for the nine months ended September 30, 2025 compared to $(1,871) million for the nine months ended September 30, 2024. The change was driven by higher net income, favorable changes in customer prepayments and favorable changes in accounts payable due to lower payments to third-party growers resulting from lower commodity costs and planted area, partially offset by an unfavorable change in inventories due to a lower comparable decline in volumes and the sale of lower-cost inventory in the current year.

Cash provided by (used for) operating activities - discontinued operations was $(28) million for the nine months ended September 30, 2025 compared to $(157) million for the nine months ended September 30, 2024. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours' Fayetteville Works facility. In addition, the disbursement of cash held in the Water District Settlement Fund is reflected in the nine months ended September 30, 2024.

Cash provided by (used for) investing activities was $(355) million for the nine months ended September 30, 2025 compared to $(466) million for the nine months ended September 30, 2024. The change was primarily driven by a reduction in capital expenditures and lower purchases of investments, partially offset by higher payments to settle net investment hedges.

Cash provided by (used for) financing activities was $554 million for the nine months ended September 30, 2025 compared to $2,137 million for the nine months ended September 30, 2024. The change was primarily due to higher borrowings in 2024 to fund working capital needs, capital spending, dividend payments and share repurchases.

In January 2025, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on March 17, 2025, to the shareholders of record on March 3, 2025. In April 2025, the company's Board of Directors authorized a common stock dividend of $0.17 per share, payable on June 16, 2025, to the shareholders of record on June 2, 2025. In July 2025, the company's Board of Directors authorized a common stock dividend of $0.18 per share, which reflects an approved increase of 5.9 percent, payable on September 15, 2025, to the shareholders of record on September 2, 2025. In October 2025, the company's Board of Directors authorized a common stock dividend of $0.18 per share, payable on December 15, 2025, to the shareholders of record on December 1, 2025.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 3,401,000 and 3,681,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $270 million during the three and nine months ended September 30, 2025, respectively.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The timing, price and volume of purchases in connection with the 2022 Share Buyback Plan were based on market conditions, relevant securities laws and other factors. The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000 shares in the open market for a total cost (excluding excise taxes) of $500 million for the nine months ended September 30, 2025, respectively, and 4,722,000 and 13,838,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $750 million for the three and nine months ended September 30, 2024, respectively.

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

Beginning in the third quarter of 2025, the Board of Directors of EIDP authorizes and declares a quarterly dividend to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the subsequent quarter.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(941) million and an as-restated $(1,886) million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 56, under the header "Summary of Cash Flows."

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(28) million and $(157) million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 56, under the header "Summary of Cash Flows."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(355) million and an as-restated $(1,557) million for the nine months ended September 30, 2025 and 2024. The change was primarily driven by the items noted above, under the header "Summary of Cash Flows," in addition to funding provided to Corteva, Inc. during 2024 on the related party Master In-House Banking Agreement prior to Corteva's intention to no longer repay borrowings from EIDP during the fourth quarter of 2024.

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $554 million and $3,243 million for the nine months ended September 30, 2025 and 2024. The change was primarily driven by the items noted above, under the header "Summary of Cash Flows," as well as the issuance of cash dividends by EIDP to Corteva, Inc. during the first, second and third quarters of 2025.

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

As of September 30, 2025, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of September 30, 2025, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

b)       Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Corteva Separation from DuPont.

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

In August 2025, Corteva and Bayer executed an agreement to pause legal proceedings through mid-January 2026 (the “Pause Agreement”) to enable a comprehensive resolution of outstanding disputes and litigation outstanding between both parties. The Delaware Supreme Court subsequently approved the stay mutually requested by Corteva and Bayer.

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

EPA CERCLA Claim
In April 2024, the U.S. Environmental Protection Agency ("EPA") also designated PFOA and PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). In November 2024, the EPA issued a letter to DuPont, EIDP and Corteva asserting CERCLA claims related to alleged PFAS contamination from six historical and present DuPont and Chemours sites and providing a demand for cleanup and restoration costs. In September 2025, the EPA announced its intent to retain the designation of PFOA and PFOS as CERCLA hazardous substances. Discussions among the parties are ongoing.

Item 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's most recently filed 2024 Annual Report.

Risks Related to our Industry

Recent funding and staff reductions, including at the EPA, the U.S. Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”), and the U.S. Department of Health and Human Services ("HHS"), as well as the current shutdown of the federal government, could hinder our ability to receive timely regulatory approvals.

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

Significant staff or funding reductions, along with any extended shutdown of the federal government, may significantly impact the timelines for reviewing our regulatory submissions and re-registrations. Longer-term structural changes at relevant federal agencies, including shifts in enforcement focus, review processes, evidentiary standards and resource allocation, may extend the time it takes to commercialize our products, thereby having a material adverse effect on our business, results of operations, and the value of our intellectual property.

Risks related to our Proposed Separation

Corteva is subject to risks related to its plans to separate its seed and crop protection businesses in a spin-off that will result in two standalone public companies, including that the proposed separation may not be completed on the contemplated timeline or at all and may not achieve the intended benefits.

On October 1, 2025, Corteva announced its intent to separate its seed and crop protection businesses into two standalone, publicly traded companies, in a transaction that is intended to be tax-free spin-off for U.S. federal income tax purposes (the “Proposed Separation”). The Proposed Separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of a Form 10 registration statement with the SEC, receipt of a tax opinion from external counsel to the effect that, among other things, the transaction will be a tax-free spin-off, and final approval by Corteva’s Board of Directors. The ultimate timing of the Proposed Separation also requires the readiness of each business to operate as an independent public company and the finalization of the appropriate capital structure for each. The failure to satisfy all of the required conditions for the Proposed Separation, as well as unanticipated developments, could delay, prevent or otherwise adversely affect the Proposed Separation. These potential developments, many of which are outside of Corteva’s control, include, but are not limited to, disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances, and stakeholder actions or challenges relating to the Proposed Separation or to other aspects of Corteva’s business or strategy.

Executing the Proposed Separation will require significant time and attention from Corteva’s senior management and employees, which could disrupt Corteva’s ongoing business, negatively impact Corteva’s relationships with employees, suppliers, customers, distributors, licensors and other stakeholders and adversely affect Corteva’s financial results and results of operations. There can be no assurances that Corteva will be able to complete the Proposed Separation on the terms or on the timeline that was announced, if at all, or that the complexities, costs and dis-synergies associated with the Proposed Separation will not exceed expectations. Moreover, although Corteva expects to maintain an investment grade credit rating, a downgrade in Corteva’s rating may lead to increased borrowing costs for Corteva. In addition, there may be increased borrowing costs associated with the re-allocation or taking on of new debt in connection with the Proposed Separation.

If the Proposed Separation is completed, Corteva may not be able to achieve the full strategic and financial benefits that are expected to result from the Proposed Separation. Following the Proposed Separation, the seed and crop protection businesses will bear the full costs and responsibilities of operating as standalone public companies and will be smaller, less diversified enterprises. As a result, the separated companies may be more exposed to industry-specific risks and changing market conditions than Corteva is today. The Proposed Separation also may prompt existing stockholders to divest holdings that no longer align with their investment objectives, potentially affecting the trading value of each company’s common stock following the Proposed Separation. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than the value of Corteva’s common stock had the Proposed Separation not occurred.

In addition, while it is expected that Corteva will receive a tax opinion from external counsel to the effect that, among other things, the Proposed Separation will be a tax-free spin-off for U.S. federal income tax purposes, any such opinion is not binding on the Internal Revenue Service. Accordingly, the Internal Revenue Service may reach conclusions with respect to the Proposed Separation that are different from the conclusion reached in such opinion. If the Proposed Separation is ultimately determined to be taxable, either Corteva or Corteva’s stockholders could incur significant income tax liabilities.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
July 2025	974,909	$73.99	974,909	$2,908
August 2025	1,816,513	$73.04	1,816,513	2,775
September 2025	609,671	$74.12	609,671	2,730
Total	3,401,093	$73.51	3,401,093	$2,730
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on May 2, 2024).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on December 21, 2022).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Judicial Consent Order between The State of New Jersey and The Chemours Company, DuPont de Nemours, Inc., together with Corteva, Inc. and EIDP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	November 5, 2025

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	November 5, 2025

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$2,618	$2,326	$13,491	$12,930
Cost of goods sold	1,644	1,565	6,918	7,033
Research and development expense	351	348	1,061	1,037
Selling, general and administrative expenses	725	671	2,632	2,461
Amortization of intangibles	162	170	485	521
Restructuring and asset related charges - net	30	32	131	199
Separation costs	7	—	7	—
Other income (expense) - net	(23)	(89)	95	(281)
Interest expense	46	66	134	173
Income (loss) from continuing operations before income taxes	(370)	(615)	2,218	1,225
Provision for (benefit from) income taxes on continuing operations	(62)	(110)	477	283
Income (loss) from continuing operations after income taxes	(308)	(505)	1,741	942
Income (loss) from discontinued operations after income taxes	(10)	(2)	(87)	45
Net income (loss)	(318)	(507)	1,654	987
Net income (loss) attributable to noncontrolling interests	—	1	1	3
Net income (loss) attributable to EIDP, Inc.	$(318)	$(508)	$1,653	$984

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(318)	$(507)	$1,654	$987
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	4	424	873	(206)
Adjustments to pension benefit plans	(2)	—	—	1
Adjustments to other benefit plans	(3)	(2)	(10)	(7)
Unrealized gain (loss) on investments	—	9	5	(14)
Derivative instruments	(16)	7	(60)	17
Total other comprehensive income (loss)	(17)	438	808	(209)
Comprehensive income (loss)	(335)	(69)	2,462	778
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	—	1	1	3
Comprehensive income (loss) attributable to EIDP, Inc.	$(335)	$(70)	$2,461	$775

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$2,509	$3,106	$2,421
Marketable securities	77	63	72
Accounts and notes receivable - net	7,784	5,676	6,651
Inventories	5,310	5,432	5,674
Other current assets	758	820	831
Total current assets	16,438	15,097	15,649
Investment in nonconsolidated affiliates	141	134	128
Property, plant and equipment	9,633	9,074	9,235
Less: Accumulated depreciation	5,431	4,975	5,025
Net property, plant and equipment	4,202	4,099	4,210
Goodwill	10,512	10,408	10,629
Other intangible assets	8,428	8,876	9,084
Deferred income taxes	434	401	564
Other assets	2,043	1,810	3,149
Total Assets	$42,198	$40,825	$43,413
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$2,685	$750	$3,741
Accounts payable	4,337	4,039	3,753
Income taxes payable	254	207	313
Deferred revenue	483	3,287	429
Accrued and other current liabilities	3,014	2,096	2,177
Total current liabilities	10,773	10,379	10,413
Long-term debt	1,688	1,953	1,975
Other noncurrent liabilities
Deferred income tax liabilities	373	478	496
Pension and other post-employment benefits	2,215	2,271	2,473
Other noncurrent obligations	2,041	1,707	1,561
Total noncurrent liabilities	6,317	6,409	6,505
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2025, December 31, 2024, and September 30, 2024:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at September 30, 2025, December 31, 2024, and September 30, 2024	—	—	—
Additional paid-in capital	24,574	24,464	24,417
Due from Parent	—	(129)	—
Retained earnings (accumulated deficit)	2,953	2,930	4,722
Accumulated other comprehensive income (loss)	(2,661)	(3,469)	(2,886)
Total EIDP, Inc. stockholders’ equity	25,105	24,035	26,492
Noncontrolling interests	3	2	3
Total equity	25,108	24,037	26,495
Total Liabilities and Equity	$42,198	$40,825	$43,413

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024 (Restated)
Operating activities
Net income (loss)	$1,654	$987
(Income) loss from discontinued operations after income taxes	87	(45)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	897	925
Provision for (benefit from) deferred income tax	(72)	(422)
Net periodic pension and OPEB (benefit) cost, net	27	121
Pension and OPEB contributions	(110)	(123)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(17)	(17)
Restructuring and asset related charges - net	131	199
Other net loss	386	377
Changes in assets and liabilities, net
Accounts and notes receivable	(1,659)	(1,450)
Inventories	331	1,060
Accounts payable	123	(518)
Deferred revenue	(2,824)	(2,974)
Other assets and liabilities	105	(6)
Cash provided by (used for) operating activities - continuing operations	(941)	(1,886)
Cash provided by (used for) operating activities - discontinued operations	(28)	(157)
Cash provided by (used for) operating activities	(969)	(2,043)
Investing activities
Capital expenditures	(369)	(416)
Net payments from (advances to) Parent on in-house banking arrangement	—	(1,091)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	26	2
Investments in and loans to nonconsolidated affiliates	(7)	(7)
Purchases of investments	—	(137)
Proceeds from sales and maturities of investments	68	115
Proceeds from (payments for) settlement of net investment hedge	(56)	15
Other investing activities, net	(17)	(38)
Cash provided by (used for) investing activities	(355)	(1,557)
Financing activities
Net change in borrowings (less than 90 days)	1,119	1,715
Net payments from (advances to) Parent on in-house banking arrangement	129	—
Proceeds from debt	1,643	3,047
Payments on debt	(1,116)	(1,529)
Proceeds from exercise of stock options	75	30
Dividends paid to Parent	(1,260)	—
Other financing activities, net	(36)	(20)
Cash provided by (used for) financing activities	554	3,243
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	85	(45)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(685)	(402)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158
Cash, cash equivalents and restricted cash equivalents at end of period	$2,737	$2,756

See Notes to the Interim Consolidated Financial Statements beginning on page 74.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037
Net income (loss)					655		1	656
Other comprehensive income (loss)						198		198
Due from Parent				129				129
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			35					35
Share-based compensation			(2)					(2)
Dividend to Parent					(513)			(513)
Other - net					1			1
Balance at March 31, 2025	$239	$—	$24,497	$—	$3,070	$(3,271)	$3	$24,538
Net income (loss)					$1,316			1,316
Other comprehensive income (loss)						627		627
Due from Parent								—
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			35					35
Share-based compensation			17					17
Dividend to Parent					(375)			(375)
Other - net			(1)					(1)
Balance at June 30, 2025	$239	$—	$24,548	$—	$4,009	$(2,644)	$3	$26,155
Net income (loss)					(318)			(318)
Other comprehensive income (loss)						(17)		(17)
Due from Parent								—
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			5					5
Share-based compensation			19		(1)			18
Dividend to Parent					(732)			(732)
Other - net			2		(3)			(1)
Balance at September 30, 2025	$239	$—	$24,574	$—	$2,953	$(2,661)	$3	$25,108

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2024
Balance at January 1, 2024	$239	$—	$24,349	$—	$3,747	$(2,677)	$2	$25,660
Net income (loss)					426		2	428
Other comprehensive income (loss)						(333)		(333)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			8					8
Share-based compensation			3		(1)			2
Other - net							(1)	(1)
Balance at March 31, 2024	$239	$—	$24,360	$—	$4,169	$(3,010)	$3	$25,761
Net income (loss)					1,066			1,066
Other comprehensive income (loss)						(314)		(314)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			20					20
Share-based compensation			15					15
Other - net			4					4
Balance at June 30, 2024	$239	$—	$24,399	$—	$5,233	$(3,324)	$3	$26,550
Net income (loss)					(508)		1	(507)
Other comprehensive income (loss)						438		438
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva Stock			2					2
Share-based compensation			13					13
Other - net			3				(1)	2
Balance at September 30, 2024	$239	$—	$24,417	$—	$4,722	$(2,886)	$3	$26,495

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
•Dividends - The Board of Directors of EIDP authorizes and declares a quarterly dividend to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the subsequent quarter.
•Capital Structure - At September 30, 2025, Corteva, Inc.'s capital structure consists of 676,755,000 issued shares of common stock, par value $0.01 per share.

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
•Note 12 - Commitments and Contingent Liabilities - refer to page 20 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 13 - Stockholders' Equity - refer to page 31 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 14 - Pension Plans and Other Post Employment Benefits - refer to page 33 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 15 - Financial Instruments - refer to page 34 of the Corteva, Inc. interim Consolidated Financial Statements
•Note 16 - Fair Value Measurements - refer to page 39 of the Corteva, Inc. interim Consolidated Financial Statements

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

The restatement to the September 30, 2024 interim Consolidated Statements of Cash Flows is as follows:

Restated Interim Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024
(In millions)	As Reported	Adjustment	As Restated
Cash provided by (used for) operating activities - continuing operations	$(2,977)	$1,091	$(1,886)
Cash provided by (used for) operating activities	$(3,134)	$1,091	$(2,043)
Cash provided by (used for) investing activities	$(466)	$(1,091)	$(1,557)

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. Historically, in periods where EIDP had a net amount due from Corteva, Inc., EIDP classified the amount within other assets given Corteva, Inc. had both the ability and intent to repay the amounts due. Beginning in the fourth quarter of 2024, Corteva, Inc.'s intent to repay the amounts due changed and therefore, borrowings under this agreement are now classified within equity of EIDP. As of September 30, 2025 and December 31, 2024, EIDP had a due from Parent of $— million and $129 million, respectively, classified within the equity section of EIDP’s Consolidated Balance Sheets.

In September 2025, the Board of Directors of EIDP authorized and declared a dividend of $360 million to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the fourth quarter of 2025. The dividend to Corteva, Inc. remained payable in its entirety as of September 30, 2025. For the three and nine months ended September 30, 2025, EIDP declared dividends to Corteva, Inc. amounting to $732 million and $1,620 million, respectively, of which $372 million and $1,260 million, respectively, were paid during the period and were utilized by Corteva, Inc. to repay amounts due to EIDP. For the three and nine months ended September 30, 2024, no dividends were declared by EIDP to Corteva, Inc.

EIDP had a due from Parent of $1,505 million related to the Master In-House Banking Agreement included in other assets in EIDP's interim Consolidated Balance Sheets as of September 30, 2024. Additionally, EIDP earned interest income from Corteva, Inc. of $18 million and $38 million under this agreement for the three and nine months ended September 30, 2024, respectively, which is reflected as other income (expense) - net in EIDP's interim Consolidated Statements of Operations.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2025, December 31, 2024 and September 30, 2024, EIDP had payables to Corteva, Inc. of $17 million, $9 million and $19 million included in accrued and other current liabilities, respectively, and $145 million, $149 million and $141 million included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page 22 of the Corteva, Inc. interim Consolidated Financial Statements for further details of the Separation Agreements).

NOTE 3 - INCOME TAXES

Refer to page 15 of the Corteva, Inc. interim Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP.

The effective tax rate was 16.8 percent and 21.5 percent for the three and nine months ended September 30, 2025 and 17.9 percent and 23.1 percent for the three and nine months ended September 30, 2024, respectively.

EIDP's effective tax rates for the three and nine months ended September 30, 2025 and 2024 were driven by the net tax benefits discussed on page 48 of the Corteva, Inc. interim Consolidated Financial Statements.

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

Reconciliation to interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations after income taxes	$(308)	$(505)	$1,741	$942
Provision for (benefit from) income taxes on continuing operations	(62)	(110)	477	283
Income (loss) from continuing operations before income taxes	$(370)	$(615)	$2,218	$1,225
Depreciation and amortization	300	306	897	925
Interest income	(29)	(51)	(92)	(131)
Interest expense	46	66	134	173
Exchange (gains) losses - net	45	97	97	234
Non-operating (benefits) costs - net	14	50	27	132
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	6	14	58	(4)
Significant items (benefit) charge	30	33	56	297
Separation costs	7	—	7	—
Corporate expenses	37	26	100	86
Segment operating EBITDA	$86	$(74)	$3,502	$2,937