Form 10-K
period 2025-12-31
Corteva, Inc.; EIDP, Inc.
filed 2026-02-12
CIK 1755672, 30554

2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 001-38710
Corteva, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				82-4979096
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
1000 N. West Street, Suite 900,	Wilmington,	Delaware	19801
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)
Commission File Number 1-815
EIDP, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				51-0014090
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
9330 Zionsville Road,	Indianapolis,	Indiana	46268	(833)	267-8382
1000 N. West Street, Suite 900,	Wilmington,	Delaware	19801
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act for Corteva, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTVA	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act for EIDP, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$3.50 Series Preferred Stock	CTAPrA	New York Stock Exchange
$4.50 Series Preferred Stock	CTAPrB	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.
_____________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Corteva, Inc.	Yes	☒	No	☐
EIDP, Inc.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Corteva, Inc.	Yes	☐	No	☒
EIDP, Inc.	Yes	☐	No	☒

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

The aggregate market value of voting stock of Corteva, Inc. held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2025 was $50.6 billion.

As of February 5, 2026, 672,524,000 shares of Corteva, Inc.'s common stock, $0.01 par value, were outstanding.

As of February 5, 2026, all of EIDP, Inc.’s issued and outstanding common stock, comprised of 200 shares, $0.30 par value per share, is held by Corteva, Inc.

EIDP, Inc. meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

Documents Incorporated by Reference

Information pertaining to certain Items in Part III of this report is incorporated herein by reference to portions of Corteva, Inc.'s definitive 2026 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

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

The primary differences between Corteva, Inc.'s and EIDP's financial statements relate to EIDP's Preferred Stock - $4.50 Series and EIDP's Preferred Stock - $3.50 Series; a related party loan between EIDP and Corteva, Inc. and the associated interest expense for EIDP through its repayment date in the fourth quarter of 2023; a Master In-House Banking Agreement between EIDP and Corteva, Inc., including certain consolidated subsidiaries, and the associated interest income for EIDP; EIDP dividends declared to Corteva, Inc. not yet paid; and the capital structure of Corteva, Inc. (See EIDP Note 1 - Basis of Presentation to EIDP's Consolidated Financial Statements, for additional information for above items). The separate EIDP financial statements and footnotes for areas that differ from Corteva, Inc., are included within this Annual Report on Form 10-K and begin on page F-73. Footnotes of EIDP that are identical to that of Corteva, Inc. are cross-referenced accordingly.

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
•"DowDuPont" refers to DowDuPont Inc. and its subsidiaries prior to the Corteva Separation (as defined below);
•"Historical Dow" refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization (as defined in Note 1 - Background and Basis of Presentation, to the Consolidated Financial Statements);
•"Historical DuPont" and "Historical EID" refers to EIDP prior to the Internal Reorganization;
•"Dow" refers to Dow Inc. after its separation from DowDuPont;
•"DuPont" refers to DuPont de Nemours, Inc. after the Corteva Separation; and
•"Merger" refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont.
Background
Corteva is a leading global provider of seed and crop protection solutions focused on the agriculture industry and contributing to a healthier, more secure and sustainable food supply. Corteva was incorporated in Delaware in March 2018 and maintains its business headquarters in Indianapolis, Indiana. With one of the broadest and most productive new product pipelines in the agriculture industry, Corteva is focused on progressing science-based innovations, which aim to deliver a wide range of improved agriculture products and services to its customers. The company leverages its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. New products are crucial to solving farmers’ productivity challenges amid a growing global population while addressing natural resistance, evolving environmental and weather patterns, regulatory changes, safety requirements and competitive dynamics. The company’s investments seek to generate returns through providing farmers with technology-based and solution-based product offerings to meet these evolving production needs. Meanwhile, through Corteva’s unique routes to market, the company continues to work face-to-face with farmers around the world to understand their needs.

The company's broad portfolio of agriculture solutions fuels farmer productivity in approximately 110 countries. See Note 21 - Geographic Information, to the Consolidated Financial Statements, for details on the location of the company's sales and property.

Prior to March 31, 2019, Corteva, Inc. had engaged in no business operations and had no assets or liabilities of any kind, other than those incident to its formation by DowDuPont. As of April 1, 2019, DowDuPont, Dow, and Corteva, Inc entered into an agreement that sets forth, among other things, the effectuation of Corteva’s separation from DowDuPont and the governance of certain aspects of the companies’ ongoing relationships after the completion of their respective separations (the "Corteva Separation Agreement"). The separation of Corteva from DowDuPont was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock of Corteva, Inc. (the “Corteva Separation”). On June 1, 2019, Corteva, Inc. became an independent, publicly traded company trading on the New York Stock Exchange under the ticker symbol "CTVA.” Prior to the Corteva Separation, EIDP was contributed to Corteva, Inc. resulting in Corteva, Inc. owning 100% of the outstanding common stock of EIDP. Shares of EIDP preferred stock, $3.50 Series and $4.50 Series, issued and outstanding immediately prior to the Corteva Separation, remained issued and outstanding and were unaffected by the Corteva Separation.

Business Segments
The company’s operations are managed through two operating segments: Seed and Crop Protection. The Seed segment develops and supplies commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The Crop Protection segment supplies products to protect crop yields against weeds, insects and disease, enabling farmers to achieve optimal results. On October 1, 2025, the company announced its intent to separate its Seed and Crop Protection businesses into two standalone, publicly traded companies, in a transaction that is intended to be a tax-free spin-off for U.S. federal income tax purposes. Additional information with respect to business segment results is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 39 of this report and Note 22 - Segment Information, to the Consolidated Financial Statements.

Seed
The Seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that offer maximum yield potential for farmers around the world. The company’s Seed segment is a leader in many key seed

Part I
ITEM 1.  BUSINESS, continued

markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The company offers seed and trait technologies that boost resilience to weather, pests, diseases, and herbicides used to manage weeds. Its digital solutions provide data‑driven insights to help farmers optimize yield and profitability. As a separate company, the Seed business plans to grow through opportunities in gene editing, biofuels, hybrid wheat, expanded crop offerings, out-licensing, and mergers and acquisitions.

A summary of the Seed segment’s net sales by major product line and geographic region (based on customer location) are as follows:
Products and Brands
The Seed segment’s major brands and technologies, by key product line, are listed below:

Seed Solutions Brands
Pioneer® seeds; Brevant® seeds; Dairyland Seed®; Hoegemeyer® hybrids; Nutech® seed; Seed Consultants®; AgVenture® brand; Cordius®, Licensing Division of Corteva Agriscience; DUO® hybrid corn; NEXSEM® corn; NordTM semillas; PhytoGen® cottonseed; Pannar™ brand corn.

Seed Solutions Traits and Technologies
ENLIST® corn; ENLIST E3® soybeans; ENLIST® cotton; Enlist® weed control system; Herculex® Insect Protection; Herculex® XTRA Insect Protection; PowerCore® corn; PowerCore® Ultra corn; PowerCore® Enlist® corn; PowerCore® Ultra Enlist® corn; POWERCORE® trait technology family of products; Refuge Advanced® trait technology; SMARTSTAX® trait technology; NEXERA® canola trait; Omega-9 Oils; Optimum® AQUAmax® products; Pioneer® brand A-Series soybeans; Pioneer® brand Plenish® high oleic soybeans; ExpressSun® herbicide tolerant trait; Pioneer Protector® products for canola, sunflower and sorghum; Pioneer MAXIMUS® rapeseed hybrids; Qrome® corn; Clearfield® canola; PROPOUND® advanced canola meal; Vorceed® Enlist® products; Conkesta®; Conkesta E3® soybeans; WideStrike® Insect Protection; WideStrike® 3 Insect Protection; InzenTM trait; BOLT® technology; STS® herbicide tolerant trait; CottonBest® program; Brevant® Protector products; Optimum® GLY herbicide tolerance trait Optimum® AcreMax® insect protection; Optimum® AcreMax® Leptra® insect protection; Optimum® AcreMax® Xtra insect protection; Optimum® AcreMax® XTreme insect protection; Bovalta® BMR products; Optimum® Intrasect® insect protection; Optimum® Leptra® insect protection.

Other	LumiGEN® seed treatments; Lumisena® fungicide seed treatment; Lumiposa® seed applied insecticide; Lumiscend® and Lumiscend® Pro fungicide seed treatments; Lumisure® insecticide seed treatment; Lumiflex™ fungicide seed treatment; Lumiante™ fungicide seed treatment; LumiTreo™ fungicide seed treatment; Dermacor™ X-100 seed treatment products; Vertisan® ST; Lumiderm® insecticide seed treatment; Lumivia™ CPL; Lumivia™ and Lumialza™ nematicide seed treatment.

In connection with the validation of breeding plans and large-scale product development timelines focused on rapidly ramping up differentiated technology solutions, in 2019 the company began accelerating the ramp up of the Enlist E3® trait technology in the company’s soybean portfolio mix across all brands, including the Pioneer® and Brevant® seed brand. In 2025,

Part I
ITEM 1.  BUSINESS, continued

substantially all of the company's branded soybean portfolio offers the Enlist E3® trait, in proprietary Corteva germplasm. Enlist E3® technology has rapidly become the leading herbicide tolerance trait for soybeans in the United States. In Brazil, growth in adoption of Conkesta E3® soybean technology is being pursued through licensing.

Distribution
The Seed segment has a diverse worldwide network which markets and distributes the company’s brands to customers, primarily through the company’s multi-channel, multi-brand strategy, which includes four differentiated channels: Pioneer agency model, regional seed brands, retail, as well as third parties through licensing and distribution channels.

The Pioneer agency model is unique to Corteva and represents sales made directly to farmers primarily via independent sales representatives. Through this agency model, the company interacts directly with farmers at multiple points in the growing season, from prior to planting all the way through harvest. These regular interactions enable the company to provide the advice and service farmers need while giving the company real-time insights into the customers’ future ordering decisions. The company’s regional seed brands connect to customers through regional brand employees and farmer-dealer networks. Retail brands are offered through full-service retail storefronts which provide a one-stop shop for seed and chemistry solutions and may include sales to distributors, agricultural cooperatives, and dealers. Finally, Corteva out-licenses traits and germplasm to third parties.

Key Raw Materials
The key raw materials for the Seed segment include corn and soybean seeds. To produce high-quality seeds, the company contracts with third-party growers globally. Corteva focuses on production close to the customer to provide the seed product, which is suitable for that region and its weed, insect and disease challenges, weather, soil and other conditions. The company conditions and packages the seeds using its own plants and third-party contract production plants. By striking a balance between owning production facility assets directly and contracting with third-party growers, the company believes it is best able to maintain flexibility to react to demand changes unique to each geography while minimizing costs. The company seeks to collaborate with strategic seed growers and share its digital agronomy and product management knowledge with them. The company’s third-party growers are an important part of its supply chain. Corteva provides them with rigorous training, planning tools and access to a system that tests and advances products matched to specific geographic needs.

The Seed segment's research and development ("R&D") and supply chain groups work seamlessly to select and maintain product characteristics that enhance the quality of its seed products and solutions. Corteva focuses on customer-driven innovation to deliver superior germplasm and trait technologies. With its large sets of digitized data and globally connected network, the company can manage its field operations efficiently and draw insights from data quickly and effectively. This allows the company’s supply chain to react quickly to changing customer needs and provides the production team with tremendous amounts of data to analyze and incorporate into resource allocation decisions, as well as future R&D product advancement decisions. The company continues to invest in and build capabilities that drive value via data digitization and analytics that enable it to create an even more responsive and efficient answer to customer needs.

Crop Protection
The Crop Protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that support overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment's crop protection solutions and digital solutions provide farmers tools to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The company is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals and other nature-based products. As a separate company, the Crop Protection business plans to grow through its differentiated, sustainable product offerings, including biologicals, with a focus on operational excellence and disciplined mergers and acquisitions.

Part I
ITEM 1.  BUSINESS, continued

A summary of the Crop Protection segment’s net sales by major product line and geographic region (based on customer location) are as follows:
Products and Brands
The Crop Protection segment’s major brands and technologies, by key product line, are listed below:

Insect and Nematode Management
JEMVELVA™; QALCOVA™; PYRAXALT™; ISOCLAST™; REKLEMEL™; CLOSER™; DELEGATE®; INTREPID®; EXALT®; PEXALON™; TRANSFORM™; VYDATE®; OPTIMUM®; SALIBRO™; RADIANT™; SENTRICON®; ENTRUST® SC; SUCCESS®; TRACER™; LANNATE®; EXPEDITION®; SPINTOR®; VETER

Disease Management
ZORVEC™; ADAVELT™; INATREQ™; FORCIVO™; APROACH® PRIMA; VESSARYA®; APROACH® PREMIUM; APROACH POWER®; VIOVAN®; TALENDO™; VERBEN®; EQUATION PRO®; EQUATION CONTACT®; CURZATE™; TANOS®; BIM® MAX; FONTELIS™; ACANTO® PLUS; GALILEO®; UNIVOQ®

Weed Control
ARYLEX®; ENLIST® weed control system; ENLIST ONE™; RINSKOR™; KERB®; QUELEX™; BELKAR®; PACTO®; LOYANT™; GRAZONNEXT® HL; PAXEO®; RESICORE® REV; SPIDER®; COACT®; DURACOR®; GAPPER®; ELEVORE®; FULTIME® NXT; KYBER® PRO; LINEAR®; TORDONULTRA®-S; VERDICT® ULTRA

Nitrogen Management	INSTINCT®; N-SERVE® Nitrogen Stabilizer
Biologicals	STIMULATE™; UTRISHA™ N; BlueN™; and STARTER™
Other	LANDVisor™

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

Part I
ITEM 1.  BUSINESS, continued

Seasonality
Corteva’s sales are generally strongest in the first half of the calendar year, which aligns with the planting and growing season in the northern hemisphere. The company typically generates about 60 percent of its sales in the first half of the calendar year, driven by northern hemisphere Seed and Crop Protection sales. The company generates about 40 percent of its sales in the second half of the calendar year, led by Seed sales in the southern hemisphere. The seasonality in sales impacts both the Seed and Crop Protection segments. The company’s direct distribution channel, where products are shipped to farmers, is more affected by planting delays than its competitors. Generally speaking, unfavorable weather slows the planting season and can affect the company’s quarterly results and sales mix. Severe unfavorable weather, however, can impact overall sales. Accounts receivable tends to be higher during the first half of the year, consistent with the peak sales period in the northern hemisphere, with cash collection focused in the fourth quarter.

Human Capital Management
Corteva aims to attract the best employees, and to retain those employees through offering career development and training opportunities while also prioritizing their safety and wellness in an inclusive and productive work environment. The company’s strong employee base, along with its commitment to Corteva’s core values, is a key element to the success of its business.

Workforce Composition. As of December 31, 2025, the company globally employs approximately 21,500 employees. In order to address regional specific customer needs within its global business, the company has a geographically diverse employee base with 47 percent, 21 percent, 20 percent, and 12 percent located in the North America, Latin America, EMEA, and Asia-Pacific regions, respectively.

Approximately 2 percent of the United States workforce is unionized and another 13 percent of our global workforce participate in works councils and collective bargaining arrangements outside the United States. In 2025, the company did not experience any work stoppages due to strike or lockouts.

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

The company monitors its recruitment and talent development processes, to prevent and detect inequities and potentially discriminatory practices that could negatively impact the creation of an inclusive culture and the retention of key talent for our leadership pipeline. The company reviews its inclusion and belonging efforts through periodic engagement surveys and other measures. The results of the company’s efforts, along with its inclusion and belonging strategy, are reviewed periodically with the company’s management, and through annual reviews of the company’s leadership pipelines and inclusion and belonging programs with the People and Compensation Committee of the Board of Directors.

Experienced Management. The company believes its management team has the experience necessary to effectively execute its strategy and advance its product pipelines and technology. The company's chief executive officer and business presidents have an average of approximately 20 years of agriculture experience and are supported by an experienced and talented management team that is dedicated to maintaining and expanding its position as a global force in the agriculture industry.

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

Patents & Trademarks.  Corteva continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Corteva’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2025, the company owned about 5,900 U.S. patents and about 10,200 active patents outside of the U.S.

Remaining life of granted patents owned as of December 31, 2025:

	Approximate U.S.	Approximate Other Countries
Within 5 years	1,100	2,500
6 to 10 years	2,100	5,500
11 to 15 years	1,700	2,000
16 to 20 years	1,000	200
Total	5,900	10,200

In addition to its owned patents, the company owns approximately 3,400 patent applications.

The company also owns or has licensed a substantial number of trade names, trademarks and trademark registrations in the United States and other countries, including approximately 11,900 registrations and 1,300 pending trademark applications in a number of jurisdictions.

In addition, the company holds multiple long-term biotechnology trait licenses from third parties in the normal course of business. Most corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Competition
The company competes with producers of seed germplasm, trait developers, and crop protection products on a global basis. The global market for products within the industry is highly competitive and the company believes competition has and will continue to intensify. Corteva competes based on germplasm and trait leadership, price, quality and cost competitiveness. The company’s key competitors include BASF, Bayer, FMC, Syngenta and ChemChina, as well as companies trading in generic crop protection chemicals and regional seed companies.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 26; (2) Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 58-59; and (3) Note 2 - Summary of Significant Accounting Policies, and Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

Regulation of Genetically Modified Organisms (“GMOs”) and Gene Editing
Genetically modified seed products are subject to regulatory approval processes and procedures. For example, in the United States, the Coordinated Framework for Regulation of Biotechnology governs genetically modified or gene edited organisms, using existing U.S. legislation and legal authorities on food, feed and environmental safety. Plant GMOs are regulated by the U.S. Department of Agriculture’s (the “USDA”) Animal and Plant Health Inspection Service (the “APHIS”) under the Plant Protection Act. The APHIS assesses the trait to ensure that the trait will not pose a plant pest and is not a noxious weed. GMOs in food are regulated by the U.S. Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”). The FDA ensures that the food is safe for food and feed. Pesticides and microorganisms containing GMOs are regulated by the U.S. Environmental Protection Agency (the “EPA”) pursuant to the Federal Insecticide, Fungicide and Rodenticide Act (the “FIFRA”) and the Toxic Substances Control Act. The EPA assesses the trait or the stack containing the traits to ensure that there is no unreasonable adverse effect to the environment.

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

Beginning in January 2022, before registering any new conventional pesticide active ingredient, the EPA evaluates the potential effects on listed species and their designated critical habitats under the Endangered Species Act (the “ESA”). The EPA also has initiated such evaluations for certain other active ingredients in response to existing or threatened litigation. Where the EPA determines that a pesticide in the registration and re-evaluation processes “may affect” a listed species, the EPA must consult with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service. As part of its approval, registration, and reevaluation processes, the EPA may impose certain use restrictions on crop protection products under the ESA. When the U.S. Fish and Wildlife Service and the National Marine Fisheries Service add additional listed species, the EPA may initiate new ESA evaluations. Under the citizen suit provisions, the ESA also includes citizen suit provisions that allow the public to bring suit in court against federal agencies when they believe a listed species is not being adequately protected by the EPA. FIFRA contains similar provisions that allow the public to challenge an EPA’s registration decision. These lawsuits may subject products to additional use limitations and labeling requirements and further studies, as well as result in registrations being revoked, in whole or in part.

Part I
ITEM 1.  BUSINESS, continued

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

Additionally, the regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new and existing technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. In addition, Corteva has seen an increase in recent years in the number of lawsuits filed by those who identify themselves as public or environmental interest groups seeking to invalidate pesticide product registrations, including those for Enlist One®, and/or challenge the way federal or state governmental entities apply the rules and regulations governing pesticide produce use. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance. Responding to these changes and meeting existing and new requirements may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. The failure to receive necessary permits or approvals, or the invalidation thereof, could have near- and long-term effects on Corteva’s ability to produce and sell some current and future products.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

On December 6, 2025, President Trump issued an executive order titled “Addressing Security Risks from Price Fixing and Anti‑Competitive Behavior in the Food Supply Chain.” The order directs the U.S. Department of Justice ("DOJ") and the U.S. Federal Trade Commission ("FTC") to establish Food Supply Chain Security Task Forces focused on investigating anti‑competitive conduct across food supply sectors, including seeds, and, critically, assessing whether control by foreign entities is increasing US food prices or creating national or economic security risks. While the ultimate impact of the executive order will depend on the actions ultimately resulting from the U.S. regulatory authorities, actions taken by such authorities may increase the regulation and regulatory costs associated with the agriculture industry in the future and restrict the company from pursuing certain growth opportunities, including mergers and acquisitions.

Scrutiny from regulators in the U.S. and abroad may intensify as Corteva’s business presence grows or as industry concentration increases. This scrutiny and related investigations, even absent an enforcement action, may result in damage to a company’s reputation, significant defense expense, as well as become a distraction to management. Antitrust and competition enforcement actions, including the current FTC and related state attorney general lawsuits pending against Corteva, may result in regulators imposing fines, penalties, or restrictions on a company’s business practices in a manner that may significantly impact its results of operations.

Changes in agricultural and related policies of governments and international organizations may prove unfavorable.

In many markets there are various pressures to reduce government subsidies to farmers, which may inhibit the growth in these markets of products used in agriculture. In addition, government programs that provide financial support or create incentives for farmers, including those established by the U.S. Farm Bill, can be temporary in nature, or may be modified or discontinued.

Part I
ITEM 1A.  RISK FACTORS, continued

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

The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used or the level of returns. The weather also can affect supply chains and the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season, pest pressures and types of crops produced.

Corteva participates in an industry that is highly competitive and has undergone consolidation, which could increase competitive pressures.

Corteva currently faces significant competition in the markets in which it operates. In most segments of the market, the number of products available to the grower is steadily increasing as new products are introduced. At the same time, certain products are coming off patent and are thus available to generic manufacturers for production and commercialization. Upon the loss or expiration of patent protection for one of Corteva’s products or of a product that Corteva licenses, or upon the “at- risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of Corteva’s patented products or of a product that Corteva licenses, Corteva can lose a major portion of revenues for that product, which can have a material adverse effect on Corteva’s business. Additionally, data analytic tools and web-based new direct purchase models offer increased transparency and comparability, which creates price pressures. Corteva cannot predict the pricing or promotional actions of its competitors. Aggressive marketing or pricing by Corteva’s competitors could adversely affect Corteva’s business, results of operations and financial condition. As a result, Corteva continues to face significant competitive challenges.

Part I
ITEM 1A.  RISK FACTORS, continued

Recent funding and staff reductions, including at the EPA, the USDA, the FDA and the U.S. Department of Health and Human Services ("HHS"), could hinder our ability to receive timely regulatory approvals.

Corteva’s genetically modified seed products are subject to regulatory oversight under the Coordinated Framework for the Regulation of Biotechnology, which includes the regulatory authority of the USDA addressing plant safety, as well as the authority of the FDA for food and feed safety. Corteva’s pesticidal crop protection products and certain biotechnology developed seed products that express pesticidal traits are also regulated by the EPA to verify that there is no unreasonable adverse effect to the environment. For Corteva’s crop protection products, the EPA is responsible for registering and overseeing the approval and marketing of pesticides, while the USDA and the FDA monitor levels of pesticide residue permitted on or in crops. See "Part I – Item 1 – Business – Regulatory Considerations" of this report for more information on the regulation of our business.

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

Corteva services customers in part through the Pioneer direct sales channel in key agricultural geographies, including the United States. In addition, Corteva supplements this approach with strong retail channels, including distributors, agricultural cooperatives and dealers, and with digital and data solutions that assist farmer decision-making with a view to optimize their product selection and maximize their yield and profitability. While Corteva expects its indirect channels will extend its reach and increase exposure of its products to other potential customers, including smaller farmers or farmers in less concentrated areas, there can be no assurance that Corteva will be successful in this regard. If a competitor were to successfully establish an intermediary platform for distribution of Corteva’s products, it may disrupt Corteva’s distribution model. In such a circumstance, Corteva’s sales may be adversely affected.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Additionally, Corteva’s ability to export its products and its sales outside the United States has been, and may continue to be adversely affected by significant changes in trade, tax or other policies, including other countries retaliating by purchasing less from the United States and the imposition of their own trade restrictions and/or increased tariffs in response to substantial changes to U.S. tariff, trade and tax policies. Furthermore, significant changes in trade, tax, and other related policies or enforcement may pose business and financial risks, including raising the cost of manufacturing inputs and altering customer demands.

Although Corteva has operations throughout the world, Corteva’s sales outside the United States in 2025 were principally to customers in Brazil, Eurozone countries, and Canada. Further, Corteva’s largest currency exposures are the Brazilian real, Euro, Canadian dollar and Argentine peso. Inflation, market uncertainty or an economic downturn in these geographic areas could reduce demand for Corteva’s products and result in decreased sales volume, which could have a negative impact on Corteva’s results of operations. In addition, changes in exchange rates may affect Corteva’s results of operations, financial condition and cash flows in future periods. Corteva actively manages currency exposures that are associated with net monetary asset positions and committed purchases.

Corteva’s business, results of operations and financial condition could be adversely affected by industrial espionage and other disruptions to its supply chain, information technology or network systems.

Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geopolitical activity, military conflict, local epidemics or pandemics, weather events and natural disasters could seriously harm Corteva’s operations as well as the operations of its customers and suppliers. For example, a pandemic in locations where Corteva has significant operations, sales, or key suppliers could have a material adverse effect on Corteva’s results of operations. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution.

Part I
ITEM 1A.  RISK FACTORS, continued

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

The company, pursuant to the respective Separation Agreements, is entitled to cost sharing and indemnification from The Chemours Company ("Chemours"), Dow and DuPont, as applicable, for certain litigation, environmental, workers’ compensation and other liabilities related to its historical operations. In connection with the recognition of liabilities related to these matters, Corteva records an indemnification asset when recovery is deemed probable. These estimates of recovery are subject to various factors and developments that could result in differences from future estimates or the actual recovery. As of December 31, 2025, the indemnification assets pursuant to the Chemours Separation Agreement and the Corteva Separation Agreement are in aggregate $242 million within accounts and notes receivable - net and $733 million within other assets in the company’s Consolidated Balance Sheets. Any failure by, or inability to pay, these liabilities in line with the indemnification provisions of the Separation Agreements may have a material adverse effect on Corteva and its financial condition and results of operations.

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

Corteva is dependent on third parties in the research, development and commercialization of its products and enters into transactions including, but not limited to, supply agreements, licensing agreements, and manufacturing agreements in connection with Corteva’s business. The majority of Corteva’s corn hybrids and soybean varieties sold to customers contain biotechnology traits that Corteva licenses from third parties under long-term license agreements. If Corteva loses its rights under such licenses, it could negatively impact Corteva’s ability to obtain future licenses on competitive terms, commercialize new products and generate sales from existing products. Corteva may elect to out-license its technology, including germplasm. There can be no guarantee that such out-licensing will not ultimately strengthen Corteva’s competition thereby adversely impacting Corteva’s results of operations.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

From time-to-time, Corteva evaluates acquisition candidates that may strategically fit Corteva’s business and/or growth objectives, along with making investments in strategic technologies through its Corteva Catalyst platform. If Corteva is unable to successfully integrate and develop acquired businesses, including its growth in biologicals, Corteva could fail to achieve expected increases in revenues and operating results, as well as anticipated investment returns, synergies and cost savings, which could have a material adverse effect on Corteva’s financial results. Corteva continually reviews its portfolio of assets for contributions to its objectives and alignment with its strategy. However, Corteva may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets, may affect Corteva’s earnings. Moreover, Corteva might incur asset impairment charges related to its investments and acquisitions, or divestitures that reduce its earnings. In addition, if the execution of these transactions, investments, or portfolio actions is not successful, it could adversely impact Corteva’s financial condition, results of operations and cash flows.

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

Through Corteva's ownership of EIDP, Corteva maintains the EIDP defined benefit pension and other post-employment benefit plans. For some of these plans, including EIDP’s principal U.S. pension plan, Corteva continues as sponsor for the entire plan regardless of whether participants, including retirees, are or were associated with EIDP’s agriculture business. Corteva uses many assumptions in calculating the expected future payment obligations under these plans. Significant adverse changes in

Part I
ITEM 1A.  RISK FACTORS, continued

credit or market conditions could result in actual rates of returns on pension investments being lower than assumed. In 2026, Corteva expects to contribute approximately $40 million to its pension plans other than the principal U.S. pension plan, and approximately $100 million for its other post-employment benefit ("OPEB") plans. While there is no anticipated required contribution for 2026, Corteva expects to evaluate making discretionary contributions to the principal U.S. pension plan and/or may be required to make contributions in the future. These contributions could be significant and adversely affect Corteva’s results of operations, liquidity and financial condition.

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

Corteva has established certain strategies, commitments and initiatives as part of its sustainability programs. Execution of these strategies and the achievements of Corteva’s sustainability commitments are subject to certain risks and uncertainties, including regulatory action or inaction, changes in public or investor sentiment, and resource availability, many of which are out of its control. Failure to achieve its sustainability commitments within the expected timeframes and cost effectively could damage Corteva’s reputation, customer and investor relationships, or its access to financing. Further, dissatisfaction with such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect Corteva’s business, financial condition, results of operations and cash flows and reduce its stock price.

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

Competitors are increasingly challenging intellectual property positions and the outcomes to these challenges, including those with Inari, can be highly uncertain and negatively impact the value of Corteva's intellectual property and investment return on its research and development. Additionally, Corteva has been subject to claims that its products violate third party intellectual property rights. Defending such claims, even those without merit, is time-consuming and expensive. In addition, any such claim could result in Corteva’s having to enter into, or continue, license agreements, develop non-infringing products or engage in litigation that could be costly. If challenges are resolved adversely, it could negatively impact Corteva’s ability to obtain licenses on competitive terms, develop and commercialize new products, generate sales from existing products or reduce its reliance on licensed technologies.

Part I
ITEM 1A.  RISK FACTORS, continued

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

Part I
ITEM 1A.  RISK FACTORS, continued

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

Risks Related to the Corteva Separation

In connection with the Corteva Separation the company has assumed, and agreed to indemnify DuPont and Dow for, certain liabilities. If the company is required to make payments pursuant to these indemnities, the company may need to divert cash to meet those obligations and its financial results could be negatively impacted. In addition, DuPont and Dow have agreed to indemnify Corteva for certain liabilities. These indemnities may not be sufficient to insure the company against the full amount of liabilities it incurs, and DuPont and/or Dow, and/or their historical separated businesses, may not be able to satisfy their indemnification obligations in the future.

Pursuant to the Separation Agreement, the Employee Matters Agreement and the Tax Matters Agreement with DuPont and Dow, the company agreed to assume, and indemnify DuPont and Dow for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, and Part I - Item 3 - Legal Proceedings. Payments pursuant to these indemnities may be significant and could negatively impact the company’s business, particularly indemnities relating to certain litigation for Historical DuPont operations or its actions that could impact the tax-free nature of the Corteva Distribution. Third parties could also seek to hold the company responsible for any of the liabilities allocated to DuPont and Dow, including those related to DowDuPont’s specialty products and/or materials science businesses, respectively, and those related to discontinued and/or divested businesses and operations of Historical Dow, which have been allocated to Dow. DuPont and/or Dow, as applicable, have agreed to indemnify Corteva for such liabilities, but such indemnities may not be sufficient to protect the company against the full amount of such liabilities. In addition, DuPont and/or Dow, as applicable, may not fully satisfy their indemnification obligations with respect to the liabilities the company incurs. Even if the company ultimately succeeds in recovering from DuPont and/or Dow, as applicable, any amounts for which the company is held liable, the company may be temporarily required to bear these losses itself.

Additionally, the company generally has assumed and is responsible for the payment of its share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DowDuPont, (ii) certain liabilities of Historical DuPont relating to, arising out of or resulting from general corporate matters of Historical DuPont and discontinued and/or divested businesses and operations of Historical DuPont, including its Performance Chemicals spin-off, Chemours, and (iii) certain separation expenses not otherwise allocated to DuPont or Dow (or allocated specifically to Corteva) pursuant to the Corteva Separation Agreement, and third parties could seek to hold Corteva responsible for DuPont’s or Dow’s share of any such liabilities. For more information, see Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, and Part I - Item 3 - Legal Proceedings. DuPont and/or Dow, as applicable, will indemnify Corteva for their share of any such liabilities; however, such indemnities may not be sufficient to protect Corteva against the full amount of such liabilities, and/or DuPont and/or Dow may not fully satisfy their respective indemnification obligations. In addition, even if the company ultimately succeeds in recovering from DuPont and/or Dow any amounts for which the company is held liable in excess of its agreed share, the company may be temporarily required to bear these losses itself and may not be able to fully insure itself to cover these risks.

Risks related to the satisfaction of these indemnification obligations and temporarily bearing losses may be increased if DuPont's electronics business spin-off, Qnity Electronics, Inc., or if other divested businesses of Historical DuPont (including Chemours) or Historical Dow do not or are unable to cover their liabilities or satisfy their indemnification obligations. Even if Corteva takes legal action to protect its rights with respect to such a transaction, these legal costs may be significant. Each of the above risks could materially affect the company’s business, financial condition, results of operations and cash flows.

Part I
ITEM 1A.  RISK FACTORS, continued

The Corteva Separation and related transactions may expose Corteva to potential liabilities arising out of state and federal fraudulent conveyance laws

Although the company received a solvency opinion from an investment bank confirming that the company and DuPont were each adequately capitalized following the Corteva Distribution, the Separation could be challenged under various state and federal fraudulent conveyance laws. In connection with fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that DuPont did not receive fair consideration or reasonably equivalent value in the Separation and Corteva Distribution, and that the Separation and Corteva Distribution left DuPont insolvent or with unreasonably small capital or that DuPont intended or believed it would incur debts beyond its ability to pay such debts as they matured. Additionally, under its indemnity provisions of the Separation Agreement, the company could find its liabilities increased as a result of a court concluding that Historical DuPont, Historical Dow or DowDuPont executed a fraudulent conveyance in connection with divestitures and spin-offs of any one of their historical operations, including Chemours. If a court were to agree with such a plaintiff, then such court could void the Separation and Distribution as a fraudulent transfer or impose substantial liabilities on Corteva, which could materially adversely affect its financial condition and results of operations. Among other things, the court could return some of Corteva’s assets or shares of Corteva common stock to DuPont, provide DuPont with a claim for money damages against Corteva in an amount equal to the difference between the consideration received by DuPont and the fair market value of Corteva at the time of the Corteva Distribution, or require Corteva to fund liabilities of other companies involved in the Internal Reorganization for the benefit of creditors.

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

On October 1, 2025, Corteva announced its intent to separate its Seed and Crop Protection businesses into two standalone, publicly traded companies, in a transaction that is intended to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Proposed Separation”). The Proposed Separation is subject to the satisfaction of a number of customary conditions,

Part I
ITEM 1A.  RISK FACTORS, continued

including, among others, the filing and effectiveness of a Form 10 registration statement with the SEC, receipt of a tax opinion from external counsel to the effect that, among other things, the transaction will qualify as a tax-free spin-off, and final approval by Corteva’s Board of Directors. The ultimate timing of the Proposed Separation will depend on the readiness of each business to operate as an independent public company and the finalization of appropriate capital structures for each. The failure to satisfy all of the required conditions for the Proposed Separation, as well as unanticipated developments, could delay, prevent or otherwise adversely affect the Proposed Separation. These potential developments, many of which are outside of Corteva’s control, include, but are not limited to, disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs, difficulties or delays in obtaining various regulatory and tax approvals or clearances, and stakeholder actions or challenges relating to the Proposed Separation or to other aspects of Corteva’s business or strategy.

Executing the Proposed Separation will require significant time and attention from Corteva’s senior management and employees, which could disrupt Corteva’s ongoing business, negatively impact Corteva’s relationships with employees, suppliers, customers, distributors, licensors and other stakeholders and adversely affect Corteva’s financial results and results of operations. There can be no assurances that Corteva will be able to complete the Proposed Separation on the terms or on the timeline that was announced, if at all, or that the complexities, costs and dis-synergies associated with the Proposed Separation will not be significant or exceed expectations. Moreover, although Corteva expects to maintain an investment grade credit rating, a downgrade in Corteva’s rating may lead to increased borrowing costs for Corteva. In addition, there may be increased borrowing costs associated with the re-allocation or taking on of new debt in connection with the Proposed Separation.

If the Proposed Separation is completed, Corteva may not be able to achieve the full strategic and financial benefits that are expected to result from the Proposed Separation. Following the Proposed Separation, the Seed and Crop Protection businesses will bear the full costs and responsibilities of operating a standalone public company and these dis-synergies may exceed expectations. Moreover, the Seed and Crop Protection businesses will each be smaller, less diversified enterprises, and as a result, the separated companies may be more exposed to industry-specific risks and changing market conditions than Corteva is today. The Proposed Separation also may prompt existing stockholders to divest holdings that no longer align with their investment objectives, potentially affecting the trading value of each company’s common stock following the Proposed Separation. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than the value of Corteva’s common stock had the Proposed Separation not occurred.

In addition, while it is expected that Corteva will receive a tax opinion from external counsel to the effect that, among other things, the Proposed Separation will qualify as a tax-free spin-off for U.S. federal income tax purposes, any such opinion is not binding on the U.S. Internal Revenue Service. Accordingly, the U.S. Internal Revenue Service may reach conclusions with respect to the Proposed Separation that are different from the conclusion reached in such opinion. If the Proposed Separation is ultimately determined to be taxable, either Corteva or Corteva’s stockholders could incur significant income tax liabilities.

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

Governance. The company’s Audit Committee and Governance and Compliance Committee provide board oversight of company cybersecurity risks. The Audit Committee conducts a minimum of two cybersecurity program updates per year, including a review of capital spend, budget, and staffing, as well as quarterly reports on cybersecurity threats and key risk indicators related to the company’s progress on risk mitigation activities. The Governance and Compliance Committee, as part of its oversight for the enterprise risk management program company-wide, reviews the company’s oversight and governance structure related to company risks, including cybersecurity risks, remains appropriate and that risks are appropriately managed.

The company’s CIO oversees the company’s information technology programs and investments. The company’s CISO reports to the CIO and oversees the company’s information security programs. The company’s CIO has over 30 years of information

ITEM 1C.  CYBERSECURITY, continued
technology experience, including 10 years in various information technology leadership roles. Our CIO holds a bachelor of science and master of science degrees in organizational communications as well as an M.B.A. in information technology. The company’s CISO has over 30 years of experience in information security and is a Certified Information Security Manager® (CISM®), a Certified Data Privacy Solutions Engineer™ (CDPSE®), as well as being Certified in Risk and Information Systems Control® (CRISC®). Our CISO holds a bachelor of science degree in electric engineering as well as an M.B.A. in operations, technology.

Both the CIO and CISO regularly report to the Audit Committee, and Board, on the company’s identification, prevention, detection, mitigation and remediation of cybersecurity risks and incidents. In 2025, the Board reviewed the company’s cybersecurity program and maturity assessment, while the Audit Committee provided regular oversight of cybersecurity risks, with cybersecurity discussions and dashboard reviews of key performance indicators and risks at four committee meetings during the course of the year. With respect to specific incidents, the company leverages an incident response framework to elevate and evaluate specific incidents to the CIO and CISO, along with the company’s senior leadership, including the finance and legal functions. In the event of a potentially material cybersecurity incident, the Audit Committee would be immediately notified and briefed.

ITEM 2.  PROPERTIES

The company operates out of its headquarters in Indianapolis, Indiana. It also maintains a global business center in Johnston, Iowa, for its Seed business. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world. The company has 95 production sites in the following geographic regions:

	Number of Sites
	Seed	Crop Protection	Total
North America [1]	38	7	45
EMEA [2]	12	9	21
Latin America	8	13	21
Asia Pacific	3	5	8
Total	61	34	95
1.    North America consists of U.S. & Canada.
2.    Europe, Middle East, and Africa ("EMEA").

The company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the company's current needs and expected near-term growth. Properties are either owned by the company or leased, in such cases typically under a long-term lease. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

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

Bayer Disputes
Corteva resolved its outstanding litigation with Bayer. Further information with respect to these proceedings and their respective resolution is set forth under "Bayer Disputes" in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Other Matters
Further information with respect to litigation matters related to Corteva's current business is set forth under "Federal Trade Commission Investigation" and "Lorsban® Lawsuits" in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses
As discussed below and in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EIDP businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds ("PFCs"). This PFOA litigation includes multiple natural resource damage lawsuits across the United States filed by municipalities and alleging PFOA contamination, as well as, lawsuits by four municipalities in the Netherlands alleging contamination of land and groundwater resulting from the emission of PFOA and GenX.

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

Bay Area Quality Management, Pittsburg Facility
In December 2025, the Bay Area Quality Management District sent a notice to the company proposing a settlement for allegations of notices of violations from 2010 to 2023 relating to emissions, equipment leaks, monitoring inspections, recordkeeping, and training, at the company’s Pittsburg, California facility.

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

EPA CERCLA Claim
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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange (symbol: CTVA). The number of record holders of common stock was approximately 56,000 at February 5, 2026.

During 2025 and 2024, the company paid four quarterly dividends on its common stock. The following table contains dividend information for each quarter during 2025 and 2024:

	2025	2024
Fourth Quarter	$0.18	$0.17
Third Quarter	0.18	0.17
Second Quarter	0.17	0.16
First Quarter	0.17	0.16
Total	$0.70	$0.66

See Part III, Item 11. Executive Compensation for information relating to the company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2025:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company's Publicly Announced Share Buyback Program[1]	Approximate Value of Shares that May Yet Be Purchased Under the Program[1] (Dollars in millions)
October 2025	1,152,982	$62.88	1,152,982	$2,658
November 2025	2,421,790	65.03	2,421,790	2,500
December 2025	1,062,131	65.88	1,062,131	2,430
Fourth quarter 2025	4,636,903	$64.69	4,636,903	$2,430
1.On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph illustrates the cumulative total return to Corteva stockholders since December 31, 2020. The chart compares the cumulative total return of Corteva’s common stock with the S&P 500 Stock Index and the S&P 500 Chemicals Index.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Corteva	$100	$124	$155	$128	$154	$183
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 500 Chemicals Index	$100	$126	$112	$124	$124	$122

The chart depicts a hypothetical $100 investment in each of Corteva common stock, the S&P 500 Index and the S&P 500 Chemicals Index as of the closing price on December 31, 2020 and illustrates the value of each investment over time (assuming the reinvestment of dividends) until December 31, 2025.

ITEM 6.  [RESERVED]

Not applicable.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates,” “outlook,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s financial results or outlook; strategy for growth; product development; regulatory approvals; market position; capital allocation strategy; liquidity; sustainability targets and initiatives; the anticipated benefits of acquisitions, restructuring actions, or cost savings initiatives; the anticipated benefits, impacts, and timing of the Proposed Separation; and the outcome of contingencies, such as litigation and environmental matters, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond the company's control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company's business, results of operations and financial condition. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of the company's products; (ii) failure to successfully develop and commercialize the company's pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of the company's biotechnology and other agricultural products; (iv) failure to comply with competition and antitrust laws; (v) effect of changes in agricultural and related policies of governments and international organizations; (vi) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vii) effect of climate change and unpredictable seasonal and weather factors; (viii) effect of competition in the company's industry; (ix) competitor’s establishment of an intermediary platform for distribution of the company's products; (x) risks related to recent funding and staff reductions at U.S. government agencies; (xi) risk related to geopolitical and military conflict; (xii) effect of volatility in the company's input costs; (xiii) risks related to the company's global operations; (xiv) effect of industrial espionage and other disruptions to the company's supply chain, information technology or network systems; (xv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the Corteva Separation; (xvi) impact of the company's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xvii) failure of the company's customers to pay their debts to the company, including customer financing programs; (xviii) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xix) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to the company; (xx) increases in pension and other post-employment benefit plan funding obligations; (xxi) risks related to pandemics or epidemics; (xxii) capital markets sentiment towards sustainability matters; (xxiii) the company's intellectual property rights or defense against intellectual property claims asserted by others; (xxiv) effect of counterfeit products; (xxv) the company's dependence on intellectual property cross-license agreements; and (xxvi) risks related to Corteva's Separation from DowDuPont; and (xxvii) risks related to Corteva’s Proposed Separation, including, but not limited to, whether the objectives of the proposed separation will be achieved; the terms, structure, benefits and costs of any action or transaction resulting from the proposed separation; the timing of any such separation or related action and whether any such separation will be consummated at all; the risk that the proposed separation could divert the attention and time of the company’s management; the risk of any unexpected costs or expenses resulting from the proposed separation process or separation itself; and the risk of any litigation as a result of, or relating to, the Proposed Separation.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva's management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K).

Overview
The following is a summary of results from continuing operations for the year ended December 31, 2025:
•The company reported net sales of $17,401 million, an increase of 3 percent versus the year ended December 31, 2024, reflecting a 1 percent increase in price and a 3 percent increase in volume, partially offset by a 1 percent unfavorable currency impact.
•Cost of goods sold ("COGS") totaled $9,172 million, down from $9,529 million for the year ended December 31, 2024, primarily driven by ongoing cost and productivity actions, raw material deflation, lower commodity prices, and a reduction in net royalty expense, with a partial offset from higher volumes.
•Restructuring and asset related charges - net were $146 million, a decrease from $288 million for the year ended December 31, 2024. The charges for the year ended December 31, 2025 primarily relate to asset related charges, severance and related benefit costs, contract termination charges, and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program.
•Income from continuing operations after income taxes was $1,204 million, as compared to $863 million for the year ended December 31, 2024.
•Operating EBITDA was $3,848 million, up from $3,376 million for the year ended December 31, 2024, primarily driven by volume growth, favorable Seed price and product mix, ongoing cost and productivity benefits and net royalty improvement, partially offset by continued investment in research and development, additional commissions and compensation expense, competitive Crop Protection pricing and unfavorable currency effects. See page 44 for further discussion of the company's Non-GAAP financial measures.

In addition to the financial highlights above, the following events occurred during the year ended December 31, 2025:
•The company returned approximately $1.5 billion to shareholders during the year ended December 31, 2025 under its previously announced share repurchase programs and through common stock dividends.
•On July 29, 2025, the company's Board of Directors approved an approximately 6 percent increase in the quarterly common stock dividend from $0.17 per share to $0.18 per share.

Priorities

The company believes the following priorities will continue to create significant value for its customers and shareholders over the mid-term:

•Focus on Execution – the company will focus on a value creation framework including: (1) the delivery of top tier technology in our prioritized core markets and crops with a continued focus on differentiation and yield advantage; (2) a continued move towards market share gains in Seed trait out-licensing market; (3) operational improvements focused on driving cost and productivity benefits; and (4) completing the intended separation into two industry-leading public companies in the second half of 2026.

•Deliver Innovation to Farmers, Faster – Corteva aims to deliver greater value and productivity to growers through more differentiated and sustainably advantaged solutions, which in turn promise to strengthen global food security and help farmers address the impacts of climate change.

•Deploy capital with discipline – the company aims to prioritize investment, organic and inorganic growth, and returning cash to shareholders.

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges, and $245 million to $255 million of costs related to exiting the company's production activities and ceasing operations (inclusive of decommissioning and demolition costs and contract terminations). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the year ended December 31, 2025, the company recorded net pre-tax restructuring and asset related charges of $611 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $102 million of severance and related benefit costs, $340 million of asset-related and impairment charges, $70 million of decommissioning and demolition costs and $99 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through December 31, 2025, the company paid $177 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

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

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 8,318,000 shares in the open market for a cost (excluding excise taxes) of $571 million during the year ended December 31, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000 and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

Net Sales

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Net sales	$17,401	$16,908	$17,226

2025 versus 2024
Net sales were $17,401 million for the year ended December 31, 2025, compared to $16,908 million for the year ended December 31, 2024. The increase was primarily driven by a 1 percent increase in price and a 3 percent increase in volume, partially offset by a 1 percent unfavorable currency impact. Improvements in Crop Protection volume were driven by demand for new products and biologicals, while Seed experienced volume growth primarily due to increased corn area in North America and Brazil. Pricing improvements were driven by Seed, led by North America and EMEA with continued execution on the company's price for value strategy, partially offset by a decline in Crop Protection pricing primarily due to the market dynamics in Latin America. The unfavorable currency impacts were led by the Canadian Dollar and Turkish Lira.

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

	For the Year Ended December 31,
($ In millions)	2025		2024		2023
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Worldwide	$17,401	100%	$16,908	100%	$17,226	100%
North America	9,024	52%	8,660	51%	8,590	50%
EMEA	3,110	18%	3,124	19%	3,367	19%
Latin America	3,928	22%	3,776	22%	3,906	23%
Asia Pacific	1,339	8%	1,348	8%	1,363	8%

	Year Ended December 31, 2025 vs. 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$364	4%	2%	3%	(1)%	—%
EMEA	(14)	—%	2%	—%	(2)%	—%
Latin America	152	4%	(3)%	7%	—%	—%
Asia Pacific	(9)	(1)%	2%	—%	(2)%	(1)%
Total	$493	3%	1%	3%	(1)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	Year Ended December 31, 2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$70	1%	1%	—%	—%	—%
EMEA	(243)	(7)%	5%	(7)%	(3)%	(2)%
Latin America	(130)	(3)%	(12)%	16%	(8)%	1%
Asia Pacific	(15)	(1)%	2%	(1)%	(2)%	—%
Total	$(318)	(2)%	(1)%	2%	(3)%	—%

Cost of Goods Sold ("COGS")

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cost of goods sold	$9,172	$9,529	$9,920

2025 versus 2024
COGS was $9,172 million (53 percent of net sales) for the year ended December 31, 2025 compared to $9,529 million (56 percent of net sales) for the year ended December 31, 2024. The decrease was primarily driven by ongoing cost and productivity actions, a reduction in net royalty expense, lower commodity prices and raw material deflation, with a partial offset from higher volumes.

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

Research and Development Expense ("R&D")

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Research and development expense	$1,474	$1,402	$1,337

2025 versus 2024
R&D expense was $1,474 million (8 percent of net sales) for the year ended December 31, 2025 and $1,402 million (8 percent of net sales) for the year ended December 31, 2024. The increase in R&D expense is in support of the company's long-term growth plans and was primarily driven by higher employee compensation costs due to variable compensation increases, as well as higher contractor, consulting and field, lab and facilities costs.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Selling, General and Administrative Expenses ("SG&A")

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Selling, general and administrative expenses	$3,492	$3,196	$3,176

2025 versus 2024
SG&A expenses were $3,492 million (20 percent of net sales) for the year ended December 31, 2025 and $3,196 million (19 percent of net sales) for the year ended December 31, 2024. The increase was primarily driven by an increase in commissions, variable compensation, bad debt expense, legal support fees and personnel and information technology costs, partially offset by favorable currency impacts.

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

Amortization of Intangibles

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Amortization of intangibles	$644	$685	$683

2025 versus 2024
Intangible asset amortization was $644 million for the year ended December 31, 2025 and $685 million for the year ended December 31, 2024. The decrease was primarily driven by lower amortization on certain intangible assets arising from the Merger that became fully amortized in 2024.

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

See Note 12 - Goodwill and Other Intangible Assets, to the Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Restructuring and asset related charges - net	$146	$288	$336

2025
Restructuring and asset related charges - net were $146 million for the year ended December 31, 2025, which was primarily comprised of a $150 million charge associated with the Crop Protection Operations Strategy Restructuring Program consisting of $11 million of severance and related benefit costs, $13 million of asset related charges, $60 million in decommissioning and demolition costs and $66 million of contract termination charges.

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

See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Other income (expense) - net	$(570)	$(300)	$(448)

2025 versus 2024
Other income (expense) - net was $(570) million and $(300) million for the years ended December 31, 2025 and 2024, respectively. Higher other expense was primarily driven by the resolution of litigation matters and the one-time receipt of an indemnification payment negotiated with the former Stoller owners during the first quarter of 2024. These increases were partially offset by the receipt of insurance proceeds, the absence of charges related to estimated settlement reserves, a more favorable net exchange loss, a favorable tax indemnification adjustment and lower non-operating pension and OPEB costs.

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

See Note 6 - Supplementary Information, to the Consolidated Financial Statements, for additional information.

Interest Expense

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Interest expense	$180	$233	$233

2025 versus 2024
Interest expense was $180 million and $233 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily driven by lower short-term borrowings and lower interest rates.

2024 versus 2023
Interest expense was $233 million and $233 million for the years ended December 31, 2024 and 2023, respectively. The impact of lower short-term borrowings and lower interest rates was offset by higher interest related to the senior notes issued in 2023 and higher foreign currency borrowings.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Provision for (Benefit from) Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Provision for (benefit from) income taxes on continuing operations	$484	$412	$152
Effective tax rate	28.7%	32.3%	13.9%

2025
For the year ended December 31, 2025, the company’s effective tax rate of 28.7 percent on pre-tax income from continuing operations of $1,688 million was unfavorably impacted by a $132 million charge on the establishment of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, unfavorable geographic mix of earnings, a $27 million charge associated with repatriation of cash held outside of the U.S. primarily from current year earnings, and the unfavorable tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions. These items were partially offset by a $(55) million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, a $(47) million benefit related to U.S. tax credits for increasing research activities, a $(29) million benefit related to a capital loss (net of valuation allowance), as well as net tax benefits associated with changes in accruals for certain prior year tax positions.

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

Income (Loss) from Discontinued Operations After Income Taxes

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from discontinued operations after income taxes	$(99)	$56	$(194)

2025
Income (loss) from discontinued operations after income taxes was $(99) million for the year ended December 31, 2025. The after-tax charge was driven by charges recognized relating to the MOU with Chemours and DuPont, including a charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters.

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

Other Income (Expense) - Net

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Other income (expense) - net	$(570)	$(261)	$(448)

2025 versus 2024
Other income (expense) - net was $(570) million and $(261) million for the years ended December 31, 2025 and 2024, respectively. Higher other expense was primarily driven by the items noted on page 36, under the header “Other Income (Expense) – Net – 2025 versus 2024." See EIDP Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements, for further information.

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

Interest Expense

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Interest expense	$180	$233	$253

2025 versus 2024
EIDP’s interest expense was $180 million and $233 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily driven by the items noted on page 36, under the header “Interest Expense – 2025 versus 2024."

2024 versus 2023
EIDP’s interest expense was $233 million and $253 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily driven by the items noted on page 36, under the header “Interest Expense – 2024 versus 2023,” and lower average borrowings on the related party loan between EIDP and Corteva, Inc., as the loan was repaid in the fourth quarter of 2023. See Note 2 - Related Party Transactions, to the EIDP Consolidated Financial Statements, for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Provision for (Benefit from) Income Taxes on Continuing Operations

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Provision for (benefit from) income taxes on continuing operations	$484	$421	$147
Effective tax rate	28.7%	32.0%	13.7%

2025
For the year ended December 31, 2025, EIDP had an effective tax rate of 28.7 percent on pre-tax income from continuing operations of $1,688 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2025". See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements, for further information.

2024
For the year ended December 31, 2024, EIDP had an effective tax rate of 32.0 percent on pre-tax income from continuing operations of $1,314 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2024." See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements, for further information.

2023
For the year ended December 31, 2023, EIDP had an effective tax rate of 13.7 percent on pre-tax income from continuing operations of $1,073 million, driven by the items noted on page 37, under the header “Provision for (Benefit from) Income Taxes on Continuing Operations - 2023" and a tax benefit related to the interest expense incurred on the related party loan between EIDP and Corteva, Inc. See Note 3 - Income Taxes, to the EIDP Consolidated Financial Statements, for further information.

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements, for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two reportable segments: Seed and Crop Protection. The company’s Seed segment is a global leader in developing and supplying commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The segment offers seed and trait technologies that improve resistance to weather, diseases, pests and herbicides used to manage weeds. Its digital solutions provide data driven insights that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability. The segment competes in a wide variety of agricultural markets. The Crop Protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the years ended December 31, 2025, 2024 and 2023. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 22 - Segment Information, to the Consolidated Financial Statements, for details related to significant pre-tax benefits (costs) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the years ended December 31, 2025, 2024 and 2023 is included in Note 22 - Segment Information, to the Consolidated Financial Statements.

Seed	For the Year Ended December 31,
(In millions)	2025	2024	2023
Net sales	$9,898	$9,545	$9,472
Segment operating EBITDA	$2,636	$2,219	$2,117

Seed	2025 vs. 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$238	4%	2%	2%	—%	—%
EMEA	(21)	(1)%	5%	(1)%	(5)%	—%
Latin America	91	6%	2%	3%	1%	—%
Asia Pacific	45	11%	7%	7%	(3)%	—%
Total	$353	4%	3%	2%	(1)%	—%

Seed	2025 vs. 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$506	8%	3%	6%	(1)%	—%
Soybeans	(49)	(3)%	2%	(4)%	(1)%	—%
Other oilseeds	(9)	(1)%	3%	(1)%	(3)%	—%
Other	(95)	(20)%	1%	(20)%	(1)%	—%
Total	$353	4%	3%	2%	(1)%	—%

Seed	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$265	5%	4%	1%	—%	—%
EMEA	(41)	(3)%	9%	(3)%	(5)%	(4)%
Latin America	(114)	(7)%	(7)%	8%	(8)%	—%
Asia Pacific	(37)	(8)%	9%	(15)%	(2)%	—%
Total	$73	1%	3%	1%	(2)%	(1)%

Seed	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$49	1%	2%	2%	(3)%	—%
Soybeans	69	4%	2%	2%	—%	—%
Other oilseeds	(55)	(8)%	8%	(7)%	(4)%	(5)%
Other	10	2%	8%	(5)%	(1)%	—%
Total	$73	1%	3%	1%	(2)%	(1)%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Seed
Seed net sales were $9,898 million in 2025, up 4 percent from $9,545 million in 2024. The sales increase was driven by a 3 percent increase in price and a 2 percent increase in volume, partially offset by a 1 percent unfavorable currency impact.

Pricing gains in most regions, led by North America, demonstrate demand for top technology and the strength of the portfolio, coupled with increased out-licensing income. Volume growth was driven primarily by increased corn area and share gains in North America and Brazil, partially offset by lower soybean area in North America. The unfavorable currency impacts were led by the Turkish Lira and Canadian Dollar.

Seed operating EBITDA was $2,636 million in 2025, up 19 percent from $2,219 million in 2024. Commercial execution and market share gains in North America and Brazil, product mix, reduction of net royalty expense and ongoing cost and productivity actions more than offset increased compensation, research and development expense, bad debt expense, selling expenses and the unfavorable impact of currency. Segment operating EBITDA margin improved by approximately 340 basis points versus the prior-year period.

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

Crop Protection	For the Year Ended December 31,
(In millions)	2025	2024	2023
Net sales	$7,503	$7,363	$7,754
Segment operating EBITDA	$1,350	$1,272	$1,374

Crop Protection	2025 vs. 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$126	5%	1%	4%	—%	—%
EMEA	7	—%	—%	1%	(1)%	—%
Latin America	61	3%	(7)%	11%	(1)%	—%
Asia Pacific	(54)	(6)%	—%	(4)%	(1)%	(1)%
Total	$140	2%	(2)%	5%	(1)%	—%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Crop Protection	2025 vs. 2024		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$131	4%	—%	4%	—%	—%
Insecticides	(46)	(3)%	(4)%	2%	(1)%	—%
Fungicides	59	5%	—%	7%	(1)%	(1)%
Biologicals	43	9%	(7)%	16%	—%	—%
Other	(47)	(10)%	(6)%	(3)%	(1)%	—%
Total	$140	2%	(2)%	5%	(1)%	—%

Crop Protection	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(195)	(7)%	(3)%	(4)%	—%	—%
EMEA	(202)	(12)%	1%	(10)%	(3)%	—%
Latin America	(16)	(1)%	(15)%	21%	(8)%	1%
Asia Pacific	22	2%	(1)%	6%	(3)%	—%
Total	$(391)	(5)%	(5)%	3%	(3)%	—%

Crop Protection	2024 vs. 2023		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(435)	(11)%	(5)%	(4)%	(2)%	—%
Insecticides	117	7%	(5)%	17%	(5)%	—%
Fungicides	(31)	(3)%	(9)%	12%	(6)%	—%
Biologicals	(15)	(3)%	(8)%	6%	(7)%	6%
Other	(27)	(5)%	—%	(3)%	(2)%	—%
Total	$(391)	(5)%	(5)%	3%	(3)%	—%

Crop Protection
Crop Protection net sales were $7,503 million in 2025, up 2 percent from $7,363 million in 2024. The sales increase was driven by a 5 percent increase in volume, partially offset by a 2 percent decrease in price and a 1 percent unfavorable impact from currency.

Volume growth was driven by demand for new products, herbicides and biologicals, while price declined primarily due to market dynamics in Latin America, partially offset by North America price increases. The unfavorable currency impacts were led by the Turkish Lira and Brazilian Real.

Segment operating EBITDA was $1,350 million in 2025, up 6 percent from $1,272 million from 2024. Raw material deflation, productivity savings and volume growth more than offset the unfavorable impact from currency, price pressure and higher compensation and bad debt expense. Segment operating EBITDA margin improved by approximately 70 basis points versus the prior-year period.

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

Segment operating EBITDA was $1,272 million in 2024, down 7 percent from $1,374 million in 2023. Pricing pressure and the unfavorable impact of currency more than offset productivity savings, raw material deflation, and volume growth. Segment operating EBITDA margin contracted by approximately 45 basis points versus the prior-year period.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from continuing operations after income taxes (GAAP)	$1,204	$863	$941
Provision for (benefit from) income taxes on continuing operations	484	412	152
Income (loss) from continuing operations before income taxes (GAAP)	$1,688	$1,275	$1,093
Depreciation and amortization	1,203	1,227	1,211
Interest income	(136)	(132)	(283)
Interest expense	180	233	233
Exchange (gains) losses - net	181	284	397
Non-operating (benefits) costs - net	39	174	151
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items (benefit) charge	658	315	579
Separation costs	35	—	—
Operating EBITDA (Non-GAAP)	$3,848	$3,376	$3,381

Significant Items

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Restructuring and asset related charges - net	$146	$288	$336
Bayer resolution [1]	610	—	—
Estimated settlement expense [2]	—	101	204
Inventory write-offs [3]	—	(2)	7
Spare parts write-off [4]	—	—	12
(Gain) loss on sale of business, assets and equity investments [3,4]	(37)	(7)	(14)
Seed sale associated with Russia Exit [3,5]	—	—	(18)
Acquisition-related costs [6]	—	6	45
Employee Retention Credit	—	—	(3)
AltEn facility remediation charges [7]	37	—	10
Insurance proceeds [8]	(98)	(71)	—
Total pre-tax significant items (benefit) charge	$658	$315	$579
Total tax (benefit) provision impact of significant items [9]	(153)	(80)	(131)
Tax only significant item (benefit) charge [10]	77	116	(45)
Total significant items (benefit) charge, after tax	$582	$351	$403
1.Consists of a charge relating to the resolution of litigation with Bayer. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.
2.Consists of estimated Lorsban® related charges.
3.Incremental (gains) losses associated with activities related to the 2022 Restructuring Actions. Within (gain) loss on sale of business, assets and equity investments, such benefits are $(14) million, $(7) million and $(14) million for the years ended December 31, 2025, 2024 and 2023, respectively.
4.Incremental (gains) losses associated with activities related to the Crop Protection Operations Strategy Restructuring Program. Within (gain) loss on sale of business, assets and equity investments, a $(23) million benefit was recorded for the year ended December 31, 2025.
5.Includes a benefit of $(18) million for the year ended December 31, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million of net sales and $53 million of cost of goods sold for the year ended December 31, 2023.
6.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up.
7.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.
8.Includes proceeds received related to prior significant items.
9.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

10. The tax only significant item for the year ended December 31, 2025 relates to the establishment of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil (Crop Protection business) in the amount of $132 million, as well as a deferred tax benefit associated with a change in a legal entity's U.S. tax characterization in the amount of $(55) million. The tax only significant item charge for the year ended December 31, 2024 relates to the establishment of a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil (Seed business) in the amount of $120 million, as well as a change in estimate related to intellectual property realignment. The tax only significant item benefit for the year ended December 31, 2023 relates to the impact of changes to deferred taxes and a tax currency change for legal entities within Switzerland of $(62) million and $(24) million, respectively, as well as adjustments due to intellectual property realignment of $46 million and a change in estimate related to a worthless stock deduction in the U.S.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$1,193	$851	$929
Less: Non-operating benefits (costs), after tax	(36)	(127)	(111)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(434)	(459)	(471)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	—	—	—
Less: Significant items benefit (charge), after tax	(582)	(351)	(403)
Less: Separation costs, after tax	(31)	—	—
Operating Earnings (Loss) (Non-GAAP)	$2,276	$1,788	$1,914

	For the Year Ended December 31,
(Dollars per Share)	2025	2024	2023
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$1.75	$1.22	$1.30
Less: Non-operating benefits (costs), after tax	(0.05)	(0.18)	(0.16)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(0.64)	(0.67)	(0.66)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	—	—	—
Less: Significant items benefit (charge), after tax	(0.85)	(0.50)	(0.57)
Less: Separation costs, after tax	(0.05)	—	—
Operating Earnings (Loss) Per Share (Non-GAAP)	$3.34	$2.57	$2.69
Diluted Shares Outstanding (In millions)	681.4	696.0	711.9

Reconciliation of Cash Provided by (Used for) Operating Activities – Continuing Operations to Free Cash Flow

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Cash provided by (used for) operating activities - continuing operations	$3,457	$2,296	$1,809
Less: Capital expenditures	(591)	(597)	(595)
Free Cash Flow (Non-GAAP)	$2,866	$1,699	$1,214

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources
The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(In millions)	December 31, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$4,530	$3,169
Total debt	$2,580	$2,703

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings assigned to EIDP are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's [1]	A-	A-2	Watch Negative
Moody’s Investors Service	Baa1	P-2	Watch Negative
Fitch Ratings [1]	A	F1	Watch Negative
1.In addition, Corteva, Inc. has been assigned a long-term issuer credit rating of A- with Watch Negative outlook by Standard & Poor's and an Issuer Default Rating of A with Watch Negative outlook by Fitch Ratings.

The company believes its cash on hand, as well as its ability to generate cash from operations and access to capital markets and commercial paper markets, will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, dividend payments, share repurchases, pension obligations and litigation costs, net of recoveries. Corteva's strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $6.2 billion and $6.3 billion at December 31, 2025 and 2024 in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the Foreign Currency Loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, funding of acquisitions and funding Corteva's costs and expenses, including the settlement of litigation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

In May 2023, the company issued $600 million of 4.50 percent Senior Notes due in 2026 and $600 million of 4.80 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”).

In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023 reduced the available credit from $1 billion to $500 million. In February 2024, the company amended and restated the 364-Day Revolving Credit Facility, increasing the facility amount to $1 billion and extending the expiration date to February 2025. In February 2025, the company amended and restated the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. In February 2026, the company amended and restated the 364-Day Revolving

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Credit Facility, increasing the facility amount from $750 million to $1.25 billion, extended the expiration date to February 2027 and amended the interest rate to Term SOFR plus the applicable margin. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2025, the company was in compliance with these covenants.

In May 2022, the company entered into a $3 billion, five year revolving credit facility and a $2 billion, three-year revolving credit facility (the "Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2025, the company was in compliance with these covenants.

The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business (“Foreign Currency Loans”). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2025 was approximately $86 million. The company’s long-term Foreign Currency Loans are maturing in March 2026.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company also organizes agreements with third-party financial institutions that directly provide financing for select customers of its seed and crop protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for more information on the company’s guarantees.

The company's cash, cash equivalents and marketable securities at December 31, 2025 and 2024 are $4.5 billion and $3.2 billion, respectively, of which $2.1 billion and $1.7 billion, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2025, management believed that sufficient liquidity is available in the United States with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by (used for) operating activities – continuing operations	$3,457	$2,296	$1,809

Cash provided by (used for) operating activities – continuing operations for the year ended December 31, 2025 was $3,457 million compared to $2,296 million for the year ended December 31, 2024. The change was primarily driven by higher net income, favorable changes in customer prepayments and collections, and favorable changes in accounts payable due to lower payments to third-party growers resulting from lower commodity costs and planted area, partially offset by an unfavorable change in inventories due to a lower comparable decline in volumes and the sale of lower-cost inventory in the current year.

Cash provided by (used for) operating activities – continuing operations for the year ended December 31, 2024 was $2,296 million compared to $1,809 million for the year ended December 31, 2023. The change was primarily driven by favorable changes in working capital. The favorable changes in inventories were driven by production reductions to match demand. Within accounts payable, lower payments to third-party growers resulted from lower commodity costs and production plans, supplemented by a change in inventory purchasing patterns. Accrued and other current liabilities benefited from a decrease in soybean royalties, while noncurrent assets and liabilities benefited from derivative settlements driven by a weaker Brazilian Real currency. These movements were partially offset by unfavorable changes in receivables driven by slower collections and higher sales on credit terms.

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by (used for) operating activities – discontinued operations	$(51)	$(151)	$(40)

Cash provided by (used for) operating activities – discontinued operations for the years ended December 31, 2025 and 2024 was $(51) million and $(151) million, respectively. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours' Fayetteville Works facility. In addition, the disbursement of cash held in the Water District Settlement Fund is reflected in the year ended December 31, 2024.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by (used for) investing activities	$(543)	$(589)	$(1,987)

Cash provided by (used for) investing activities was $(543) million for the year ended December 31, 2025 compared to $(589) million for the year ended December 31, 2024. The change was primarily due to lower purchases of investments and proceeds from sales of property, partially offset by higher payments to settle net investment hedges.

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

Capital expenditures totaled $591 million, $597 million, and $595 million for the years ended December 31, 2025, 2024 and 2023, respectively. The company expects 2026 capital expenditures to be approximately $600 million.

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash provided by (used for) financing activities	$(1,644)	$(1,199)	$(99)

Cash provided by (used for) financing activities was $(1,644) million for the year ended December 31, 2025 compared to $(1,199) million for the year ended December 31, 2024. The change was primarily due to lower borrowings in 2025, and higher dividend payments and share repurchases.

Cash provided by (used for) financing activities was $(1,199) million for the year ended December 31, 2024 compared to $(99) million for the year ended December 31, 2023. The change was primarily due lower required borrowings in 2024 to fund working capital needs, capital spending, dividend payments and share repurchases. In addition, there were additional borrowings in 2023 to partially fund the Stoller and Symborg acquisitions. These lower current year borrowings were offset by higher payments on debt and higher repurchases of common stock and paid dividends in 2024.

During 2025, the company's Board of Directors authorized and paid quarterly dividends on its common stock of $0.17 in the first and second quarters and $0.18 in third and fourth quarters, respectively.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 8,318,000 shares in the open market for a cost (excluding excise taxes) of $571 million during the year ended December 31, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000 and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the year ended December 31, 2025, 2024 and 2023, respectively.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For the first half of 2026, the company expects repurchases of approximately $500 million under the 2024 Share Buyback Plan discussed above. The total amount, timing, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

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

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations for the year ended December 31, 2025 was $3,457 million compared to $2,338 million for the year ended December 31, 2024. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - continuing operations."

EIDP’s cash provided by (used for) operating activities - continuing operations for the year ended December 31, 2024 was $2,338 million compared to $1,768 million for the year ended December 31, 2023. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - continuing operations," as well as lower net interest expense related to loan activity with Corteva.

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations for the year ended December 31, 2025 was $(51) million compared to $(151) million for the year ended December 31, 2024. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - discontinued operations."

EIDP’s cash provided by (used for) operating activities - discontinued operations for the year ended December 31, 2024 was $(151) million compared to $(40) million for the year ended December 31, 2023. The change was primarily driven by the items noted on page 49, under the header "Cash provided by (used for) operating activities - discontinued operations."

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2025 was $(543) million compared to $(228) million for the year ended December 31, 2024. The change was primarily driven by the items noted on page 50, under the header "Cash provided by (used for) investing activities."

EIDP’s cash provided by (used for) investing activities for the year ended December 31, 2024 was $(228) million compared to $(2,007) million for the year ended December 31, 2023. The change was primarily driven by the items noted on page 50, under the header "Cash provided by (used for) investing activities," in addition to loan repayments by Corteva during 2024 on the related party Master In-House Banking Agreement.

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $(1,644) million for the year ended December 31, 2025 compared to $(1,602) million for the year ended December 31, 2024. The change was primarily driven by the items noted on page 50, under the header "Cash provided by (used for) financing activities".

EIDP’s cash provided by (used for) financing activities was $(1,602) million for the year ended December 31, 2024 compared to $(38) million for the year ended December 31, 2023. The change was primarily due to lower debt borrowings and higher debt payments and issuance of a cash dividend by EIDP to Corteva, Inc., partially offset by lower related party debt payments.

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

Pension Plans and Other Post-Employment Benefits
Accounting for employee benefit plans involves assumptions and estimates. Discount rate and expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other post-employment benefit ("OPEB") plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if all or almost all of a plan’s participants are inactive.

Most of the company's benefit obligation for pensions and OPEB plans are attributable to the U.S. benefit plans. For U.S. benefit plans, the single equivalent discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. The company measures the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For the non-U.S. benefit plans, the company primarily utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date. The weighted average discount rates used in developing the expected 2026 net periodic pension and OPEB costs were 5.31 percent and 5.14 percent, respectively.

For the U.S. plan, the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Where appropriate, asset-liability studies are also taken into consideration. The expected long-term rate of return on plan assets is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. In determining the 2025 net periodic pension cost in the U.S., an assumption of 6.00 percent for expected long-term rate of return on plan assets was used. After re-evaluating the current strategic asset allocation and market conditions, the company maintained the expected long-term rate of return on plan assets assumption at 6.00 percent to be used in determining the 2026 net periodic pension cost in the U.S. Consistent with prior years, the expected long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. For the non-U.S. plans, the strategic asset allocations are selected in accordance with the laws and practices for each country.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than the fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. For the years ended December 31, 2025, 2024 and 2023, the market-related value of assets is calculated by averaging market returns over 36 months.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

(In billions)	December 31, 2025	December 31, 2024	December 31, 2023
Market-related value of assets	$10.0	$10.6	$11.9
Fair value of plan assets	$10.0	$10.4	$11.4

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2025:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(15)	$16
Expected rate of return on plan assets	$24	$(24)

Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-Term Employee Benefits" beginning on page 53 and in Note 17 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2025, the company had accrued obligations of $562 million for probable environmental remediation and restoration costs, including $49 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately $553 million above the accrued obligations amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. For further discussion, see the "Environmental Matters" section on page 58 and Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

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

At December 31, 2025, the company had a net deferred tax asset balance of $69 million, inclusive of a valuation allowance of $887 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets.

See Note 7 - Income Taxes, to the Consolidated Financial Statements, for additional information.

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

Assessment of the potential impairment of goodwill, other intangible assets, property, plant and equipment, investments in nonconsolidated affiliates, and other assets is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environment in which the company's segments operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

magnitude of impairments, as well as the time at which such impairments are recognized. In addition, the company continually reviews its portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

The company tests goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The company performs goodwill impairment testing at the reporting unit level, which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. The company’s reporting units are Seed and Crop Protection.

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

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Based on the qualitative annual goodwill impairment analyses performed in the fourth quarter of 2025, it was concluded more likely than not that the fair value of each reporting unit exceeded its respective carrying value and, therefore, a quantitative test was not performed. No goodwill impairment charge was necessary.

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

The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2025, when considering the 2023 waiver and 2025 suspension pursuant to supplemental agreements to the MOU executed by Chemours, DuPont and Corteva as certain conditions were met. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further details on the MOU and funding of the MOU Escrow Account.

Contractual Obligations
Our principal commitments consist of long-term debt, operating and finance lease obligations and environmental remediation obligations. See Note 14 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, Note 13 – Leases, and Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, respectively, for further discussion.
Information related to the company's other significant contractual obligations are summarized in the following table:

		Payments Due In
(In millions)	Total at December 31, 2025	2026	2027 and beyond
Expected cumulative cash requirements for interest payments through maturity	$515	$89	$426
Purchase obligations [1]	2,022	821	1,201
License agreements [2,3]	160	46	114
Other liabilities [2,4]	276	44	232
Total [5]	$2,973	$1,000	$1,973
1.Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.
2.Included in the Consolidated Financial Statements.
3.    Represents undiscounted remaining payments under Pioneer license agreements (approximately $145 million on a discounted basis).
4.    Includes liabilities related to employee-related benefits other than pension and other post-employment benefits, asset retirement obligations and other noncurrent liabilities.
5.    Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 7 - Income Taxes, to the Consolidated Financial Statements, for additional detail.

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

Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost-effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

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

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company did not make contributions to the principal U.S. pension plan for the years ended December 31, 2025, 2024 or 2023.

Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tend to moderate subsequent funding needs. The company contributed $5 million, $5 million and $5 million to its funded pension plans other than the principal U.S. pension plan for the years ended December 31, 2025, 2024 and 2023, respectively.
U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $34 million, $45 million, and $47 million to its unfunded plans for the years ended December 31, 2025, 2024 and 2023, respectively.
The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $96 million, $101 million, and $97 million for the years ended December 31, 2025, 2024 and 2023, respectively. Changes in cash requirements reflect the net impact of per capita health care cost, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2026, the company expects to contribute approximately $40 million to its pension plans other than the principal U.S. pension plan and approximately $100 million to its OPEB plans. In planning for the Proposed Separation, including the future capital structures of the two new companies, the company expects to evaluate discretionary contributions to its principal U.S. pension plan in 2026.

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income (loss) from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023 was affected by pre-tax charges related to long-term employee benefits:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Net periodic benefit (credit) cost - pension and OPEB	$36	$160	$138
Defined contributions	150	146	146
Long-term employee benefit plan (credit) charges - continuing operations	$186	$306	$284

The above (credit) charges for pension and OPEB are determined as of the beginning of each period. Long-term employee benefit plan (credits) costs were $186 million and $306 million for the years ended December 31, 2025 and 2024, respectively. The change is mainly due to the increase in the expected long-term rate of return on plan assets assumption for the U.S plan net

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

of the increase in the discount rates. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section beginning on page 52 of this report for additional information on determining annual expense.

For 2026, long-term employee benefit costs are expected to decrease by approximately $50 million. The change is mainly due to the decrease in the discount rates.

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

Pre-tax environmental expenses charged to income (loss) from continuing operations before income taxes are summarized below:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Environmental operating costs	$155	$168	$178
Environmental remediation costs [1]	67	42	47
	$222	$210	$225
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

Approximately 85 percent of total pre-tax environmental operating costs charged to income (loss) from continuing operations for the year ended December 31, 2025 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental operating costs charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Over the longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(In millions)
Balance at December 31, 2023	$501
Remediation payments [1]	(58)
Net increase in remediation accrual [1]	42
Net change, indemnification [2]	(7)
Balance at December 31, 2024	$478
Remediation payments [1]	(40)
Net increase in remediation accrual [1]	67
Net change, indemnification [2]	57
Balance at December 31, 2025 [3]	$562
1.Environmental remediation activity relates to Corteva-specific sites, along with accruals and payments made that are subject to the Corteva Separation Agreement as discussed in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements.
2.Represents the net change in indemnified remediation obligations. Substantially all relates to activity pursuant to the Chemours Separation Agreement and subsequent MOU, as discussed in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, in which EIDP is indemnified by Chemours and DuPont for certain environmental matters.
3.Includes accrued obligations of $137 million due in the next twelve months with the remainder being due subsequent to 2025.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $553 million above the amount accrued as of December 31, 2025. See Note 15 – Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for further details on the company’s accrued obligations at December 31, 2025.

As of December 31, 2025, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at approximately 500 sites around the U.S., including approximately 80 sites for which the company does not believe it has liability based on current information. Active remediation is under way at approximately 60 of the 500 sites. In addition, the company has resolved its liability at about 212 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. There were no new notices in 2025 and 2024.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were approximately $9 million for the year ended December 31, 2025. The company currently estimates expenditures for environmental-related capital projects to be approximately $14 million in 2026.

Climate Impact
Shifts in climate are an important global environmental concern that presents risks and opportunities to the company, of which the Sustainability and Innovation Committee of the company’s Board of Directors maintains oversight. Management regularly assesses and manages climate-related issues. The company integrates processes for identifying, assessing and managing climate-related risk into its enterprise risk management program. Across its business, individuals who are responsible for climate-related initiatives may have annual performance goals tied to the delivery of projects related to these initiatives.

Extreme and volatile weather events, which may be amplified by, or become more frequent with, climate change may have an adverse impact on our customers’ ability to use the company's products and seed supply, potentially reducing sales volumes, revenues and margins. These events may also shift or exacerbate existing pest and disease pressures. These pressures, along with the desire for climate-smart and climate-resilient technologies may present opportunities for the company to meet these shifting demands. Therefore, the company invests in enabling innovation that can create a more resilient agriculture value chain, while also working to reduce greenhouse gas emissions through cost effective operational improvements.

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices and interest rates. The company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the company enters into derivative instruments to hedge its exposure to foreign currency and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 19 - Financial Instruments, to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts may be used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the Brazilian real, Euro, Canadian dollar and Argentine peso. The company uses foreign exchange contracts, where possible, to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain forecasted transactions, investment in foreign subsidiaries, as well as the translation of foreign currency-denominated earnings and uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. In addition to the contracts disclosed in Note 19 - Financial Instruments, to the Consolidated Financial Statements, from time to time, the company may enter into foreign currency exchange contracts to establish with certainty the U.S. Dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2025 and 2024, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2025 and 2024. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
(In millions)	2025	2024	2025	2024
Foreign currency contracts	$(13)	$(33)	$(471)	$(460)

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

As of December 31, 2025, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

As of December 31, 2025, EIDP's CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

b)                         Changes in Internal Control over Financial Reporting

There have been no changes in EIDP's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, EIDP's internal control over financial reporting.

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

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of February 12, 2026 are set forth below:

Charles V. Magro, age 56, was named Chief Executive Officer and Director of Corteva effective November 2021. Prior to joining Corteva, Mr. Magro served as President and CEO of Nutrien Ltd. from the company’s launch in 2018 until April 2021. From 2014 to 2018, he served as President and CEO of Agrium Inc., which merged with Potash Corporation of Saskatchewan Inc. to create Nutrien Ltd. As President and CEO of Nutrien Ltd., Mr. Magro led more than 27,000 employees to achieve best-in-class engagement, top safety performance and exceptional business results. While at Nutrien he also led the company through numerous M&A transactions thereby, expanding its global footprint. Prior to this role, Mr. Magro held a variety of other key leadership positions with the company, including Chief Operating Officer, Chief Risk Officer, Executive Vice President of Corporate Development, and Vice President of Manufacturing. He joined Agrium Inc. in 2009 following a productive career with NOVA Chemicals Corp. Mr. Magro has served on the board of directors of Ingredion Inc., a global provider of ingredient solutions to the food and beverage manufacturing industry, since May 2022. He was also recently named Chair of the Board of Directors for CropLife International, effective January 1, 2026. Mr. Magro previously served on the Canada Pension Plan Investment Board from 2018 until March 2022.

David P. Johnson, age 59, was named Executive Vice President and Chief Financial Officer effective in September 2024. Prior to joining Corteva, Mr. Johnson served as Chief Financial Officer and Chief Accounting Officer of Atkore Inc. from August 2018 through August 9, 2024, and has more than 30 years of experience in strategic and financial planning, risk assessment, mergers & acquisitions, global tax strategies, international operations and internal controls. Prior to joining Atkore Inc., Mr. Johnson served in various finance leadership roles at Eaton Corporation from 1989 through 2018. Most recently at Eaton, Mr. Johnson was Vice President-Finance & Operations for the electrical sector business, where he was responsible for sector financial planning, analysis, and reporting; compliance, credit & collections; government accounting; as well as global purchasing, manufacturing strategies, logistics and distribution. Prior to that, Mr. Johnson was Vice President-Finance and Planning for the Americas region (Eaton Electrical) where he was responsible for reporting, planning, acquisitions, and implementing common financial policies / reporting across numerous recently acquired businesses. During his tenure at Eaton, Mr. Johnson held other roles of progressive responsibilities, including Plant Controller, Division Controller, Director of Finance & Business Development, Vice President Finance & Business Development, and Vice President Finance & Planning-Europe, Middle East, and Asia.

Part III

Judd O’Connor, age 55, was named Executive Vice President, Seed Business Unit of Corteva, effective December 2024. Mr. O’Connor has over 30 years of experience in agriculture and served as the Company’s President for the North America commercial business since July 2022. Prior to that, Mr. O’Connor served as the President for the company’s U.S. commercial business since August 2018. Prior to the Company’s spin from DowDuPont, Inc., Mr. O’Connor was the North America Commercial Leader for DuPont Pioneer, where he was responsible for integration activities supporting the merger of DuPont and The Dow Chemical Company. Mr. O’Connor held various leadership positions in the Company’s seed business including Vice President of Integrated Operations & Commercial Effectiveness for DuPont Pioneer, Business Director and Vice President for the Pioneer® brand sales organization. He previously served as Regional President for DuPont Latin America and was based in Sao Paulo, Brazil. Prior to joining Corteva, Mr. O’Connor began his career in the crop protection sector with American Cyanamid where he held a number of sales, marketing and leadership positions.

Robert King, age 55, was named Executive Vice President, Crop Protection Business Unit of Corteva effective April 2022. Mr. King is a highly experienced specialty chemicals and agriculture industry executive with experience leading teams in the U.S., Canada, China, and the U.K. and a long track record of leading transformational improvements growing shareholder value through operational excellence. Prior to joining Corteva, Mr. King served as Senior Vice President and Chief Integrated Supply Chain Officer at Nouryon from December 2020 to March 2022, where he spearheaded the global and cross-business integration of the company’s supply chain. From December 2019 to December 2020, he previously served as Vice President of Global Operations for PPG’s industrial segment. Mr. King was also the Vice President of Global Supply Chain from July 2018 to December 2019 for Nutrien Ltd., where he worked for five years and was appointed to lead the centralization of the company’s supply chain. Prior to this, he served as a Regional Manager at Nutrien Ltd. and as the Vice President of Nitrogen Operations and Services at Agrium Inc. in Canada before the company became Nutrien in July 2018. Mr. King started his career at Celanese Corp., where he worked for nearly two decades and held management roles around the world. Mr. King currently serves on the Board of Directors of the American Chemistry Council, on the Executive Committee of AgriNovus Indiana, and represents Corteva on the Indianapolis Chamber of Commerce. Further, Mr. King serves on the Dean’s Council for Texas Tech University's College of Engineering.

Dr. Samuel Eathington, age 57, was named Executive Vice President, Chief Technology and Digital Officer of Corteva effective April 2022, where he is responsible for leading the company’s global research and development organization, building and expanding its industry-leading pipeline, and overseeing all aspects of Corteva’s digital farming strategy and investments. He joined Corteva in November 2020 and served as Senior Vice President, Chief Technology Officer from January 2021 until April 2022. A recognized leader in agricultural innovation, Dr. Eathington served as Chief Science Officer of The Climate Corporation (part of the crop science division of Bayer AG) from December 2015 until April 2020. Prior to assuming that role, Dr. Eathington spent 19 years with Monsanto Corporation, in various roles and becoming Vice President, Global Plant Breeding beginning in February 2011.

Jennifer A. Johnson, age 51, was named Senior Vice President, Chief Legal Officer, effective September 15, 2025 and Corporate Secretary as of January 1, 2026. As of December 8, 2025, she provides oversight of the Company’s public affairs function. Prior to joining Corteva, Dr. Johnson served as the Executive Vice President, General Counsel and Corporate Secretary of International Flavors & Fragrances Inc. (“IFF”) from February 2021 to July 2025. Prior to joining IFF, Dr. Johnson held various roles at DuPont where she was associate general counsel for the nutrition and biosciences business from 2019 to February 2021. During her career at DuPont, she held various legal leadership roles supporting its commercial and intellectual property teams, including with the company’s seed business. Prior to joining DuPont in 2013, Dr. Johnson was a partner at the global intellectual property law firm, Finnegan, Henderson, Farabow, Garrett & Dunner, L.L.P. Dr. Johnson earned a Ph.D. in plant biology and a bachelor of science degree in genetics and plant biology from the University of California, Berkeley, and a juris doctorate from the University of Washington.

Audrey Grimm, age 45, was named Senior Vice President and Chief People Officer of Corteva effective March 2022. Beginning in 2021, she served as Vice President, Europe, Middle East and Africa (EMEA) HR, with added responsibility for the company’s global culture and Inclusion and Belonging efforts, and before that as HR Director for the EMEA region from 2017 to 2021. Ms. Grimm spent her early career with Dow Chemical, where she held a series of progressive HR roles leading to her appointment as Vice President, HR of the Agricultural division of Dow Chemical in 2015.

Brian Titus, age 53, was named Vice President, Controller and Principal Accounting Officer of Corteva effective May 2019. Mr. Titus previously served as the Controller and Principal Accounting Officer of the agriculture division of DowDuPont Inc. since February 2019. Prior to this, he was general auditor of DuPont since August 2015 and previously served as the Director of Corporate Accounting from 2014 to 2015 and Global Finance Leader of DuPont Crop Protection from 2013 to 2014. Prior to

Part III

joining DuPont’s corporate accounting group in 2010, he spent 14 years in public accounting, primarily with PricewaterhouseCoopers LLP, providing audit and transactional support services. Mr. Titus is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation and the company's equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Corteva, Inc., including information within "Compensation Discussion and Analysis," "Compensation of Executive Officers, "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of Corteva, Inc. common stock by each director, executive officer, and all directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Corteva, Inc. common stock is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Corteva, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Corteva, Inc., including information within the sections entitled, "Certain Relationships and Related Transactions", and "Director Independence."
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2026 Annual Meetings of Stockholders of Corteva, Inc., including information within the section entitled, “Ratification of Independent Registered Public Accounting Firm.”

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits:
1.Corteva, Inc. Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Corteva, Inc. Financial Statement Schedule (presented below)
3.EIDP, Inc. Financial Statements (Starting on page F-73 of this report).
4.EIDP, Inc. Financial Statement Schedule (presented below)
Schedule II—Valuation and Qualifying Accounts (Corteva, Inc. and EIDP, Inc.)

	For the Year Ended December 31,
(In Millions)	2025	2024	2023
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$179	$205	$194
Additions charged to expenses	132	55	24
Deductions from reserves [1]	(70)	(81)	(13)
Balance at end of period	$241	$179	$205
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$666	$510	$342
Additions to reserves [2]	283	301	225
Purchase accounting adjustments	—	—	8
Deductions from reserves [3]	(62)	(145)	(65)
Balance at end of period	$887	$666	$510
1.Deductions include write-offs, recoveries collected and currency translation adjustments.
2.Additions include currency translation adjustments.
3.Deductions include amounts recorded to other comprehensive income and currency translation adjustments.

Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

4.Exhibits

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

10.1*	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019 by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.3 of Corteva’s Current Report on Form 8-K (Commission file number 001-38710) filed on June 3, 2019).

10.2*	Employee Matters Agreement by and among DowDuPont Inc., Dow Inc., and Corteva, Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.3*	SpecCo/AgCo Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on June 3, 2019).

10.4*	Intellectual Property Cross-License Agreement by and between Corteva, Inc. and Dow Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

10.5	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.6	Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.7	Amendment No. 1 to Separation Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.8	Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.9	Amended and Restated Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on August 4, 2023).

10.10	The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 (Commission file number 333-220324) filed September 1, 2017.)

10.11	E. I. du Pont de Nemours and Company's Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.12	E. I. du Pont de Nemours and Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.13	E. I. du Pont de Nemours and Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.14	E. I. du Pont de Nemours and Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to E. I. du Pont de Nemours and Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.15	Supplemental Agreement to the Memorandum of Understanding between The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc., dated September 5, 2023 (incorporated by reference to Exhibit 10.1 to Corteva’s Quarterly Report on Form 10-Q (Commission file number 001-38710), filed on November 9, 2023).

10.16	Corteva, Inc. Severance Plan (incorporated by reference to Exhibit 10.2 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on October 28, 2021).

10.17*	Letter Agreement effective as of June 1, 2019 by and between DowDuPont Inc. and Corteva, Inc. (incorporated by reference to Exhibit 10.2 to Corteva's Current Report on Form 8-K (Commission file number 001-38710) filed June 3, 2019)

10.18*	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (incorporated by reference from the Form 8-K (Commission file number 001-38710) filed January 22, 2021)

10.19	Judicial Consent Order between The State of New Jersey and The Chemours Company, DuPont de Nemours, Inc., together with Corteva, Inc. and EIDP, Inc.

10.20	Letter Agreement, effective November 1, 2025, between DuPont de Nemours, Inc., Corteva, Inc., and Qnity Electronics, Inc.

10.21	Form of Award Terms for Restricted Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees.

10.22	Form of Award Terms of Options granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for .U.S. grantees.

10.23	Form of Performance Stock Units granted under the Corteva, Inc. 2019 Omnibus Incentive Plan for U.S. grantees.

10.24	Amendment to EIDP, Inc.’s Retirement Savings Restoration Plan. (incorporated by reference to Exhibit No. 10.2 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815, respectively), filed on August 4, 2023).

10.25	Corteva, Inc. Global Omnibus Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Corteva’s Registration Statement on Form S-8 (Commission file number 333-249887), filed November 5, 2020).

19	Corteva Insider Trading Policy

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - Corteva, Inc.

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP - EIDP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

97	Corteva, Inc. Clawback Policy (incorporated by reference from Exhibit 97 to Corteva’s and EIDP’s Annual Report on Form 10-K (Commission file numbers 001-38710 and 001-00815, respectively), filed on February 8, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)
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

February 12, 2026
Corteva, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Charles V. Magro

/s/ Gregory R. Page	Non-Executive Chairman of the Board of Directors and Director	February 12, 2026
Gregory R. Page

/s/ Lamberto Andreotti	Director	February 12, 2026
Lamberto Andreotti

/s/ David C. Everitt	Director	February 12, 2026
David C. Everitt

/s/ Klaus A. Engel	Director	February 12, 2026
Klaus A. Engel

/s/ Michael O. Johanns	Director	February 12, 2026
Michael O. Johanns

/s/ Janet P. Giesselman	Director	February 12, 2026
Janet P. Giesselman

/s/ Karen H. Grimes	Director	February 12, 2026
Karen H. Grimes

/s/ Marcos M. Lutz	Director	February 12, 2026
Marcos M. Lutz

/s/ Nayaki R. Nayyar	Director	February 12, 2026
Nayaki R. Nayyar

/s/ Kerry J. Preete	Director	February 12, 2026
Kerry J. Preete

/s/ Patrick J. Ward	Director	February 12, 2026
Patrick J. Ward

/s/ David P. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
David P. Johnson

EIDP, Inc.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2026
EIDP, Inc.
	By:	/s/ Brian Titus
Brian Titus Vice President, Controller (Principal Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Charles V. Magro	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Charles V. Magro

/s/ David P. Johnson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 12, 2026
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2025, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2025, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David P. Johnson Executive Vice President and Chief Financial Officer
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corteva, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corteva, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Product Sales

As described in Notes 2 and 4 to the consolidated financial statements, net sales were $17.401 billion for the year ended December 31, 2025. Substantially all of Corteva's revenue is derived from product sales. Revenue is recognized from product sales when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. Control transfer occurs at a point in time according to shipping terms. The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and management’s best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price primarily utilize the expected value method based on historical experience. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

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
February 12, 2026

We have served as the Company’s or its predecessor’s auditor since 1946.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2025	2024	2023
Net sales	$17,401	$16,908	$17,226
Cost of goods sold	9,172	9,529	9,920
Research and development expense	1,474	1,402	1,337
Selling, general and administrative expenses	3,492	3,196	3,176
Amortization of intangibles	644	685	683
Restructuring and asset related charges - net	146	288	336
Separation costs	35	—	—
Other income (expense) - net	(570)	(300)	(448)
Interest expense	180	233	233
Income (loss) from continuing operations before income taxes	1,688	1,275	1,093
Provision for (benefit from) income taxes on continuing operations	484	412	152
Income (loss) from continuing operations after income taxes	1,204	863	941
Income (loss) from discontinued operations after income taxes	(99)	56	(194)
Net income (loss)	1,105	919	747
Net income (loss) attributable to noncontrolling interests	11	12	12
Net income (loss) attributable to Corteva	$1,094	$907	$735
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.75	$1.23	$1.31
Basic earnings (loss) per share of common stock from discontinued operations	(0.15)	0.08	(0.27)
Basic earnings (loss) per share of common stock	$1.60	$1.31	$1.04
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.75	$1.22	$1.30
Diluted earnings (loss) per share of common stock from discontinued operations	(0.15)	0.08	(0.27)
Diluted earnings (loss) per share of common stock	$1.60	$1.30	$1.03

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Net income (loss)	$1,105	$919	$747
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	867	(1,014)	425
Adjustments to pension benefit plans	(152)	127	(190)
Adjustments to other benefit plans	(26)	30	29
Unrealized gain (loss) on investments	6	(6)	—
Derivative instruments	(23)	71	(135)
Total other comprehensive income (loss)	672	(792)	129
Comprehensive income (loss)	1,777	127	876
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	11	12	12
Comprehensive income (loss) attributable to Corteva	$1,766	$115	$864

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$4,521	$3,106
Marketable securities	9	63
Accounts and notes receivable - net	6,371	5,676
Inventories	5,667	5,432
Other current assets	767	820
Total current assets	17,335	15,097
Investment in nonconsolidated affiliates	160	134
Property, plant and equipment	9,551	9,074
Less: Accumulated depreciation	5,331	4,975
Net property, plant and equipment	4,220	4,099
Goodwill	10,465	10,408
Other intangible assets	8,301	8,876
Deferred income taxes	320	401
Other assets	2,044	1,810
Total Assets	$42,845	$40,825
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$894	$750
Accounts payable	4,398	4,039
Income taxes payable	155	207
Deferred revenue	3,579	3,287
Accrued and other current liabilities	3,099	2,103
Total current liabilities	12,125	10,386
Long-term debt	1,686	1,953
Other noncurrent liabilities
Deferred income tax liabilities	251	478
Pension and other post-employment benefits	2,434	2,271
Other noncurrent obligations	1,963	1,707
Total noncurrent liabilities	6,334	6,409
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value;1,666,667,000 shares authorized; issued at December 31, 2025 - 672,163,000 and December 31, 2024 - 685,595,000	7	7
Additional paid-in capital	27,001	27,196
Retained earnings (accumulated deficit)	(67)	55
Accumulated other comprehensive income (loss)	(2,797)	(3,469)
Total Corteva stockholders’ equity	24,144	23,789
Noncontrolling interests	242	241
Total equity	24,386	24,030
Total Liabilities and Equity	$42,845	$40,825

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$1,105	$919	$747
(Income) loss from discontinued operations after income taxes	99	(56)	194
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,203	1,227	1,211
Provision for (benefit from) deferred income tax	(41)	(365)	(438)
Net periodic pension and OPEB (benefit) cost, net	36	160	138
Pension and OPEB contributions	(136)	(151)	(149)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(41)	(17)	(22)
Restructuring and asset related charges - net	146	288	336
Other net loss	545	383	578
Changes in assets and liabilities, net
Accounts and notes receivable	(261)	(705)	358
Inventories	(35)	1,110	57
Accounts payable	231	(115)	(663)
Deferred revenue	270	(86)	(11)
Other assets and liabilities	336	(296)	(527)
Cash provided by (used for) operating activities - continuing operations	3,457	2,296	1,809
Cash provided by (used for) operating activities - discontinued operations	(51)	(151)	(40)
Cash provided by (used for) operating activities	3,406	2,145	1,769
Investing activities
Capital expenditures	(591)	(597)	(595)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	54	5	57
Acquisitions of businesses - net of cash acquired	—	—	(1,456)
Investments in and loans to nonconsolidated affiliates	(20)	(7)	(32)
Purchases of investments	—	(144)	(148)
Proceeds from sales and maturities of investments	135	130	147
Proceeds from (payments for) settlement of net investment hedge	(83)	63	42
Other investing activities, net	(38)	(39)	(2)
Cash provided by (used for) investing activities	(543)	(589)	(1,987)
Financing activities
Net change in borrowings (less than 90 days)	—	53	(6)
Proceeds from debt	1,730	3,072	3,429
Payments on debt	(1,871)	(2,885)	(2,309)
Repurchase of common stock	(1,071)	(1,009)	(756)
Proceeds from exercise of stock options	88	60	31
Dividends paid to stockholders	(475)	(458)	(439)
Other financing activities, net	(45)	(32)	(49)
Cash provided by (used for) financing activities	(1,644)	(1,199)	(99)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	84	(93)	(143)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	1,303	264	(460)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period [1]	$4,725	$3,422	$3,158
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$191	$244	$234
Income taxes	750	707	535
1. See page F-22 for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the Consolidated Statements of Cash Flows.

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	$7	$27,851	$250	$(2,806)	$239	$25,541
Net income (loss)			735		12	747
Other comprehensive income (loss)				129		129
Share-based compensation		28	(2)			26
Common dividends ($0.62 per share)			(439)			(439)
Repurchase of common stock		(171)	(585)			(756)
Issuance of Corteva stock		40				40
Other - net					(9)	(9)
Balance at December 31, 2023	$7	$27,748	$(41)	$(2,677)	$242	$25,279
Net income (loss)			907		12	919
Other comprehensive income (loss)				(792)		(792)
Share-based compensation		47	(2)			45
Common dividends ($0.66 per share)		(229)	(229)			(458)
Repurchase of common stock		(430)	(579)			(1,009)
Issuance of Corteva stock		60				60
Other - net			(1)		(13)	(14)
Balance at December 31, 2024	$7	$27,196	$55	$(3,469)	$241	$24,030
Net income (loss)			1,094		11	1,105
Other comprehensive income (loss)				672		672
Share-based compensation		57	(2)			55
Common dividends ($0.70 per share)		(116)	(359)			(475)
Repurchase of common stock		(221)	(850)			(1,071)
Issuance of Corteva stock		88				88
Other - net		(3)	(5)		(10)	(18)
Balance at December 31, 2025	$7	$27,001	$(67)	$(2,797)	$242	$24,386

See Notes to the Consolidated Financial Statements beginning on page F-11.

Corteva, Inc.
Notes to the Consolidated Financial Statements

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Corteva, Inc. is a leading global provider of seed and crop protection solutions focused on the agriculture industry. The company intends to leverage its rich heritage of scientific achievement to advance its robust innovation pipeline and continue to shape the future of responsible agriculture. The company's broad portfolio of agriculture solutions fuels farmer productivity around the globe. Corteva has two operating segments: Seed and Crop Protection. See Note 22 - Segment Information, to the Consolidated Financial Statements, for additional information on the company's operating segments.

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

On June 1, 2019, Corteva, Inc. became an independent, publicly traded company through the completed separation of the agriculture business (the “Corteva Separation”) of DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.) (“DowDuPont” or “DuPont”). The Corteva Separation was effectuated through a pro rata distribution (the “Corteva Distribution”) of all of the then-issued and outstanding shares of common stock of Corteva, Inc.

Prior to the Corteva Separation, subsequent to the Merger, Historical Dow and EIDP engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products ("Internal Reorganization"). On April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow common stock to holders of DowDuPont's common stock (the “Dow Distribution” and together with the Corteva Distribution, the “Distributions”).

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

On May 6, 2019, the Board of Directors of DowDuPont approved the distribution of all the then issued and outstanding shares of common stock of Corteva, Inc., then a wholly-owned subsidiary of DowDuPont, to DowDuPont stockholders. On May 31, 2019, DowDuPont contributed EIDP to Corteva, Inc. and on June 1, 2019, the Corteva Separation was completed. Information related to the Corteva Distribution and its effect on the company's financial statements is discussed throughout these Notes to the Consolidated Financial Statements.

Since 2018, Argentina has been considered a highly-inflationary economy under U.S. GAAP and, therefore, the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and approximately 1 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets and translates the financial statements utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 6 – Supplementary Information, to the Consolidated Financial Statements). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which could be used to pay off outstanding intercompany payables. As of December 31, 2025, the company holds these foreign government bonds with an amortized cost of $30 million as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 19 - Financial Instruments, to the Consolidated Financial Statements, for additional information. As of December 31, 2025, a further 10 percent deterioration in the official Peso to USD exchange rate

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to its operations and financial reporting.

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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with each VIE does not provide it the power to direct the VIE's significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2025 and 2024, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Foreign Currency Translation
The company's worldwide operations utilize the USD or a related foreign currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: (i) extension of the parent or foreign subsidiaries operating in a highly-inflationary environment (USD functional currency) and (ii) self-contained (related foreign functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

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

As of both December 31, 2025 and 2024, approximately 60 percent and 40 percent of the company's inventories were accounted for under the first-in, first-out ("FIFO") and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds. See Note 10 - Inventories, to the Consolidated Financial Statements, for further information.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 2 years to 25 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are no longer considered held and used, they are removed from the Consolidated Balance Sheets.

Acquisitions
Acquisitions are recorded using the acquisition method of accounting which recognizes and measures the identifiable assets acquired and liabilities assumed as of the acquisition date at fair value, where applicable. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred. The company includes the operating results of acquired entities from their respective dates of acquisition.

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

Operating lease ROU assets represent the company’s right to use an underlying asset for the lease term and lease liabilities represent the company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the company’s leases do not provide the lessor's implicit rate, the company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The current portion of uncertain income tax positions is included in income taxes payable or accounts and notes receivable - net, and the long-term portion is included in other noncurrent obligations or other assets in the Consolidated Balance Sheets.

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

NOTE 3 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The company adopted this guidance on a prospective basis and has included enhanced income tax related disclosures in Note 7 - Income Taxes, to the Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The company adopted this guidance and has included enhanced disclosures relating to its reportable segments. See Note 22 - Segment Information, to the Consolidated Financial Statements, for the company's updated disclosure.

Accounting Guidance Issued But Not Adopted as of December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $150 million and $139 million at December 31, 2025 and December 31, 2024, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over a period of six years.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Contract Balances	December 31, 2025	December 31, 2024
(In millions)
Accounts and notes receivable - trade [1]	$5,034	$4,615
Contract assets - current [2]	34	30
Contract assets - noncurrent [3]	83	74
Deferred revenue - current	3,579	3,287
Deferred revenue - noncurrent [4]	125	114
1.Included in accounts and notes receivable - net in the Consolidated Balance Sheets.
2.Included in other current assets in the Consolidated Balance Sheets.
3.Included in other assets in the Consolidated Balance Sheets.
4.Included in other noncurrent obligations in the Consolidated Balance Sheets.

Revenue recognized during the years ended December 31, 2025, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was $3,247 million, $3,359 million and $3,342 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two operating segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Corn	$7,002	$6,496	$6,447
Soybean	1,878	1,927	1,858
Other oilseeds	644	653	708
Other	374	469	459
Seed	9,898	9,545	9,472
Herbicides	3,730	3,599	4,034
Insecticides	1,669	1,715	1,598
Fungicides	1,140	1,081	1,112
Biologicals	519	476	491
Other	445	492	519
Crop Protection	7,503	7,363	7,754
Total	$17,401	$16,908	$17,226

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	For the Year Ended December 31,
(In millions)	2025	2024	2023
North America [1]	$6,271	$6,033	$5,768
EMEA [2]	1,560	1,581	1,622
Latin America	1,614	1,523	1,637
Asia Pacific	453	408	445
Total	$9,898	$9,545	$9,472

Crop Protection	For the Year Ended December 31,
(In millions)	2025	2024	2023
North America [1]	$2,753	$2,627	$2,822
EMEA [2]	1,550	1,543	1,745
Latin America	2,314	2,253	2,269
Asia Pacific	886	940	918
Total	$7,503	$7,363	$7,754
1.Represents U.S. & Canada.
2.Europe, Middle East, and Africa ("EMEA").

Refer to Note 21 - Geographic Information, to the Consolidated Financial Statements, for the breakout of consolidated net sales by geographic area.

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

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset-related and impairment charges, and $245 million to $255 million of costs related to exiting the company's production activities and ceasing operations (inclusive of decommissioning and demolition costs and contract terminations). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the year ended December 31, 2025, the company recorded net pre-tax restructuring and asset related charges of $611 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $102 million of severance and related benefit costs, $340 million of asset-related and impairment charges, $70 million of decommissioning and demolition costs and $99 million of costs related to contract terminations. The pre-tax restructuring and asset related charges noted above include charges relating to spare parts write-offs recognized during the fourth quarter of 2023, which impacted the Crop Protection segment, and were included in cost of goods sold, in the company's Consolidated Statements of Operations for the year ended December 31, 2023. See Note 22 - Segment Information, to the Consolidated Financial Statements, for additional information.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through December 31, 2025, the company paid $177 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Severance and related benefit costs [1]	$11	$91	$—
Asset related charges [2,3]	13	101	214
Decommissioning and demolition costs [2]	60	10	—
Contract termination charges [2]	66	30	3
Total restructuring and asset related charges - net [4]	$150	$232	$217
1.Reflects corporate related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.
3.Asset-related charges includes impairment charges related to operating lease assets and property, plant and equipment.
4.This amount excludes charges relating to spare parts write-offs included in cost of goods sold for the year ended December 31, 2023, in the company's Consolidated Statement of Operations.

The following table summarizes changes to liability balances related to the Crop Protection Operations Strategy Restructuring Program for the years ended December 31, 2024 and 2025, respectively:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges[1]	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2023	$—	$—	$—	$—	$—
Charges to income from continuing operations	91	101	10	30	232
Payments	(21)	—	(10)	(30)	(61)
Asset write-offs	—	(101)	—	—	(101)
Balance at December 31, 2024	$70	$—	$—	$—	$70
Charges to income from continuing operations	11	13	60	66	150
Payments	(49)	—	(52)	(12)	(113)
Asset write-offs	—	(13)	—	—	(13)
Balance at December 31, 2025	$32	$—	$8	$54	$94
1.Asset-related charges includes impairment charges related to operating lease assets and property, plant and equipment.

Other Asset Related Charges
The company holds a non-exclusive license in the United States and Canada for the Monsanto Company's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and Roundup Ready 2 Xtend® glyphosate and dicamba tolerance trait for soybeans, which was obtained by the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (“Pioneer”) (“Roundup Ready 2 License Agreement”). Each of these licensed technologies are now trademarks of the Bayer Group, which acquired the Monsanto Company in 2018. The prepaid royalty asset relates to a series of up-front, fixed and variable royalty payments to utilize the traits in Pioneer’s soybean product mix. The company’s historical expectation was that the technology licensed under the Roundup Ready 2 License Agreement would be used as the primary herbicide tolerance trait platform in the Pioneer® brand soybean through the term of the agreement. Dow Agrosciences LLC and MS Technologies, L.L.C. jointly developed and own the Enlist E3TM herbicide tolerance trait for soybeans which provides tolerance to 2,4-D choline in Enlist Duo® and Enlist One® herbicides, as well as glyphosate and glufosinate herbicides. In connection with the validation of breeding plans and large-scale product development timelines, during 2019 the company committed to accelerate the ramp up of the Enlist E3TM trait platform in the company’s soybean portfolio mix across all brands, including Pioneer® brands. Due to the five-year ramp-up of Enlist E3TM, the company significantly reduced the volume of products with the Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, with expected minimal use of the trait platform thereafter for the remainder of the Roundup Ready 2 License Agreement (the “Transition Plan”). The rate of royalty expense had therefore increased significantly through higher amortization of the prepaid royalty as fewer seeds containing the respective trait were expected to be utilized.

In connection with the departure from these traits, beginning January 1, 2020 the company presents and discloses the non-cash accelerated prepaid royalty amortization expense as a component of restructuring and asset related charges - net, in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, the company recognized $— million, $55 million and $72 million, respectively, in restructuring and asset related charges - net in the Consolidated

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Statements of Operations, from non-cash accelerated prepaid royalty amortization expense related to Roundup Ready 2 Yield® and Roundup Ready 2 Xtend® herbicide tolerance traits, which as of the end of the second quarter of 2024 was complete.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	For the Year Ended December 31,
(In millions)	2025	2024	2023
Interest income	$136	$132	$283
Equity in earnings (losses) of affiliates - net	13	15	10
Net gain (loss) on sales of businesses and other assets	41	17	22
Net exchange gains (losses) [1]	(181)	(284)	(397)
Non-operating pension and other post-employment benefit credits (costs) [2]	(23)	(144)	(119)
Miscellaneous income (expenses) - net [3]	(556)	(36)	(247)
Other income (expense) - net	$(570)	$(300)	$(448)
1.    Includes net pre-tax exchange gains (losses) of $(34) million, $(66) million and $(284) million, associated with impacts from the devaluation of the Argentine peso for the years ended December 31, 2025, 2024 and 2023, respectively.
2.    Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
3.    Includes losses from sale of receivables, tax indemnification adjustments related to changes in indemnification balances as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, and other items. The year ended December 31, 2025 includes a charge related to the Bayer resolution offset by the receipt of insurance proceeds. The year ended December 31, 2024 includes the receipt of insurance proceeds and an indemnification payment negotiated with the prior Stoller owners. The years ended December 31, 2024 and 2023 also include estimated settlement reserves. The year ended December 31, 2023 also includes an Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”). See Note 22 - Segment Information, to the Consolidated Financial Statements, for additional information on significant items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States, whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income (expense) - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the Consolidated Statements of Operations.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(254)	$(152)	$(371)
Local tax (expenses) benefits	11	11	55
Net after-tax impact from subsidiary exchange gain (loss)	$(243)	$(141)	$(316)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$73	$(132)	$(26)
Tax (expenses) benefits	(8)	26	7
Net after-tax impact from hedging program exchange gain (loss)	$65	$(106)	$(19)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(181)	$(284)	$(397)
Tax (expenses) benefits	3	37	62
Net after-tax exchange gain (loss)	$(178)	$(247)	$(335)

Noncontrolling interest adjustment	—	1	—

Net after-tax exchange gain (loss) attributable to Corteva	$(178)	$(246)	$(335)

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

(In millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$4,521	$3,106
Restricted cash equivalents	204	316
Total cash, cash equivalents and restricted cash equivalents	$4,725	$3,422

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. During the second quarter of 2024, the company's previously-restricted cash in the Water District Settlement Fund, which was established by Corteva, EIDP, Inc., DuPont and Chemours in September 2023 under the Nationwide Water District Settlement, was released. All of the company's restricted cash equivalents are classified as current as of December 31, 2025 and 2024, except for the $15 million MOU Escrow Account balance at December 31, 2024.

Accounts Payable
Accounts payable was $4,398 million and $4,039 million at December 31, 2025 and 2024, respectively. Accounts payable - trade, which is a component of accounts payable, was $2,871 million and $2,632 million at December 31, 2025 and 2024, respectively. Included in accounts payable – trade was seed grower compensation of approximately $420 million and $410 million at December 31, 2025 and 2024, respectively, which is measured at fair value using Level 2 inputs. Accrued discounts and rebates, which is a component of accounts payable, was $1,328 million and $1,207 million at December 31, 2025 and 2024, respectively. No other components of accounts payable were more than five percent of total current liabilities.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 7 - INCOME TAXES

Domestic and foreign components of income (loss) from continuing operations before income taxes and the provision for (benefit from) current and deferred tax expense (benefit) are shown below:

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from continuing operations before income taxes
Domestic	$325	$324	$(414)
Foreign	1,363	951	1,507
Income (loss) from continuing operations before income taxes	$1,688	$1,275	$1,093
Current tax expense (benefit)
Federal	$87	$285	$143
State and local	26	45	40
Foreign	412	447	407
Total current tax expense (benefit)	$525	$777	$590
Deferred tax expense (benefit)
Federal	$(139)	$(300)	$(326)
State and local	(24)	(28)	(50)
Foreign	122	(37)	(62)
Total deferred tax expense (benefit)	$(41)	$(365)	$(438)
Provision for (benefit from) income taxes on continuing operations	484	412	152
Net income (loss) from continuing operations after taxes	$1,204	$863	$941

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The table below provides the updated disclosure requirements of ASU 2023-09, which was adopted on a prospective basis for the year ended December 31, 2025. See Note 3 - Recent Accounting Guidance, to the Consolidated Financial Statements, for a description of the relevant disclosure requirements.

The effective income tax rate applicable to income (loss) from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2025
($ In millions)	$	%
U.S. Federal statutory tax rate	$354	21.0%
State and local income tax, net of federal (national) income tax effect [1]	5	0.3%
Foreign tax effects
Argentina
Statutory tax rate differential	(17)	(1.0)%
Withholding tax	18	1.1%
Exchange gains/losses	(31)	(1.8)%
Changes in valuation allowances	73	4.3%
Other	(3)	(0.2)%
Brazil
Withholding tax	37	2.2%
Changes in valuation allowances [2]	153	9.1%
Other	(4)	(0.2)%
India
Statutory tax rate differential	17	1.0%
Agriculture exemption	(41)	(2.4)%
Withholding tax	31	1.8%
Other	1	0.1%
Switzerland
Statutory tax rate differential	(91)	(5.4)%
Cantonal income tax, net	59	3.5%
Other	(1)	(0.1)%
Other foreign jurisdictions	49	2.9%
Effect of cross-border tax laws (net of related foreign tax credits)
Global Intangible Low-Taxed Income (GILTI)	24	1.4%
Other	12	0.7%
Tax credits
U.S. research and development credit	(47)	(2.8)%
Other foreign tax credits	(52)	(3.1)%
Changes in valuation allowances [3]	74	4.4%
Nontaxable or nondeductible items	31	1.8%
Changes in unrecognized tax benefits	(19)	(1.1)%
Other
Capital loss [3]	(77)	(4.6)%
Legal entity tax characterization [4]	(49)	(2.9)%
Other	(22)	(1.3)%
Effective tax rate	$484	28.7%
1.State taxes in Minnesota made up the majority (greater than 50%) of the tax effect in this category.
2.For the year ended December 31, 2025, the company established a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil (Crop Protection business) in the amount of $132 million.
3.For the year ended December 31, 2025, a U.S. federal tax benefit of $(27) million, net of valuation allowance, was recorded to recognize a capital loss in a wholly owned foreign investment.
4.For the year ended December 31, 2025, a U.S. federal deferred tax benefit was recorded associated with a change in a legal entity's U.S. tax characterization in the amount of $(49) million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
Effective tax rates on international operations - net [1]	4.8	(1.8)
Acquisitions, divestitures and ownership restructuring activities [2]	(1.1)	3.6
U.S. research and development credit	(4.7)	(5.9)
Exchange gains/losses [3]	1.7	2.0
State and local incomes taxes - net	1.3	0.9
Impact of Swiss Tax Changes [4]	—	(7.9)
Excess tax benefits/deficiencies from stock compensation	(0.2)	(0.5)
Tax settlements and expiration of statute of limitations	(1.7)	(0.3)
Impact of Brazil valuation allowance [6]	9.4	—
Repatriation of foreign earnings [5]	1.7	2.9
Other – net	0.1	(0.1)
Effective tax rate on income from continuing operations	32.3%	13.9%
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
3.    Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 6 - Supplementary Information, and Note 19 - Financial Instruments, to the Consolidated Financial Statements, under the heading "Foreign Currency Risk."
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
a legal entity in Brazil (Seed business).

Significant jurisdictions in which income taxes were paid (net of refunds received) are shown below:

Income Taxes Paid, Net	For the Year Ended December 31,
(In millions)	2025
US Federal	$195
US State and Local	49
Brazil	72
India	42
Switzerland, Federal	59
Switzerland, Geneva	46
Other Foreign	287
Total	$750

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Significant components of the company's net deferred tax asset (liability) were attributable to:

Deferred Tax Balances	December 31, 2025		December 31, 2024
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$347	$—	$278
Operating loss and tax credit carryforwards [1]	631	—	552	—
Accrued employee benefits	678	—	671	—
Other accruals and reserves	767	—	590	—
Intangibles	—	1,828	—	1,950
Inventory	275	—	184	—
Research and development capitalization	689	—	761	—
Investments	53	—	69	—
Unrealized exchange gains/losses	—	4	—	50
Other – net	42	—	40	—
Subtotal	$3,135	$2,179	$2,867	$2,278
Valuation allowances [2]	(887)	—	(666)	—
Total	$2,248	$2,179	$2,201	$2,278
Net deferred tax asset (liability)	$69		$(77)
1.    Primarily related to tax loss and credit carryforwards from operations in the United States, Argentina, Brazil, Switzerland, and Spain.
2.    During the year ended December 31, 2025, the company established a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil (Crop Protection business) in the amount of $132 million. During the year ended December 31, 2024, the company established a valuation allowance against the net deferred tax asset position of a legal entity in Brazil (Seed business) in the amount of $120 million.

Details of the company’s operating loss and tax credit carryforwards are shown in the following table:

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	December 31, 2025	December 31, 2024
Operating loss carryforwards
Expire within 5 years	$290	$222
Expire after 5 years or indefinite expiration	213	226
Total operating loss carryforwards	$503	$448
Tax credit carryforwards
Expire within 5 years	$25	$13
Expire after 5 years or indefinite expiration	103	91
Total tax credit carryforwards	$128	$104
Total operating loss and tax credit carryforwards	$631	$552

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Total Gross Unrecognized Tax Benefits	For the Year Ended December 31,
(In millions)	2025	2024	2023
Total unrecognized tax benefits as of beginning of period	$263	$390	$357
Decreases related to positions taken on items from prior years	(1)	(4)	—
Increases related to positions taken on items from prior years	94	13	23
Increases related to positions taken in the current year	9	12	16
Settlement of uncertain tax positions with tax authorities	(24)	(140)	(4)
Decreases due to expiration of statutes of limitations	(5)	(5)	(2)
Exchange (gain) loss	(1)	(3)	—
Total unrecognized tax benefits as of end of period	$335	$263	$390
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$243	$176	$173
Total amount of interest and penalties (benefits) recognized in provision for (benefit from) income taxes on continuing operations	$(9)	$(4)	$1
Total accrual (receivable) for interest and penalties associated with unrecognized tax benefits at end of period	$(15)	$(2)	$11

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. As of December 31, 2025 and 2024, the company has an advance deposit balance of $95 million and $100 million, respectively, to a foreign taxing authority, partially as a prerequisite to petition the court related to an open tax examination. These payments are accounted for as a prepaid asset, included in other assets in the Consolidated Balance Sheets.

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2025	Earliest Open Year
Jurisdiction
Argentina	2018
Brazil	2018
Canada	2017
China	2015
France	2023
India	2023
Italy	2019
Spain	2020
Switzerland	2020
United States:
Federal income tax	2012
State and local income tax	2012

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $4,158 million at December 31, 2025. Distributions of profits from non-U.S. subsidiaries are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply; these taxes are partially offset by U.S. foreign tax credits. The company is asserting indefinite reinvestment related to certain investments in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, enacting changes in a wide array of policy areas, including federal tax law. The impacts of OBBBA are included in the financial statements for the year ended December 31, 2025, including the reinstatement of expensing of domestic research and development expenditures.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 (“the Act”). The Act includes tax provisions, among other things, which implement (i) a 15 percent minimum tax on book income of certain large corporations and (ii) a one percent excise tax on net stock repurchases. The Act did not have a material impact on the company’s financial position, results of operations or cash flows.

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules. For the year ended December 31, 2025, there is no material tax charge associated with these rules. The company will continue to monitor and evaluate legislative developments.

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings Per Share Calculations - Basic and Diluted	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from continuing operations after income taxes	$1,204	$863	$941
Net income (loss) attributable to continuing operations noncontrolling interests	11	12	12
Income (loss) from continuing operations available to Corteva common stockholders	$1,193	$851	$929
Income (loss) from discontinued operations available to Corteva common stockholders	(99)	56	(194)
Net income (loss) available to common stockholders	$1,094	$907	$735

Earnings (Loss) Per Share Calculations - Basic	For the Year Ended December 31,
(Dollars per share)	2025	2024	2023
Earnings (loss) per share of common stock from continuing operations	$1.75	$1.23	$1.31
Earnings (loss) per share of common stock from discontinued operations	(0.15)	0.08	(0.27)
Earnings (loss) per share of common stock	$1.60	$1.31	$1.04

Earnings (Loss) Per Share Calculations - Diluted	For the Year Ended December 31,
(Dollars per share)	2025	2024	2023
Earnings (loss) per share of common stock from continuing operations	$1.75	$1.22	$1.30
Earnings (loss) per share of common stock from discontinued operations	(0.15)	0.08	(0.27)
Earnings (loss) per share of common stock	$1.60	$1.30	$1.03

Share Count Information	For the Year Ended December 31,
(Shares in millions)	2025	2024	2023
Weighted-average common shares - basic	680.0	693.7	709.0
Plus dilutive effect of equity compensation plans [1]	1.4	2.3	2.9
Weighted-average common shares - diluted	681.4	696.0	711.9
Potential shares of common stock excluded from EPS calculations [2]	2.3	3.1	2.3
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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
performance metrics have not yet been achieved for the outstanding potential shares relating to performance-based restricted stock units, which are deemed to be contingently issuable.

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2025	December 31, 2024
Accounts receivable – trade [1]	$4,881	$4,448
Notes receivable – trade [1,2]	153	167
Other [3]	1,337	1,061
Total accounts and notes receivable - net	$6,371	$5,676
1.Accounts and notes receivable – trade are net of allowances of $241 million and $179 million at December 31, 2025 and 2024, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and crop protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2025 and 2024, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $117 million and $144 million as of December 31, 2025 and 2024, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the years ended December 31, 2024 and 2025, respectively:

(In millions)
Balance at December 31, 2023	$205
Net provision for credit losses	39
Other - net of write-offs charged against allowance	(65)
Balance at December 31, 2024	$179
Net provision for credit losses	104
Other - net of write-offs charged against allowance	(42)
Balance at December 31, 2025	$241

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

Trade receivables sold under these agreements were $166 million, $131 million, and $112 million for the years ended December 31, 2025, 2024 and 2023, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of December 31, 2025 and 2024 were $17 million and $15 million, respectively. The net proceeds received were included in cash provided by (used for) operating activities, in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net in the Consolidated Statements of Operations. The loss on sale of receivables were $5 million, $9 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information on the company’s guarantees.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 10 - INVENTORIES

(In millions)	December 31, 2025	December 31, 2024
Finished products	$2,956	$2,649
Semi-finished products	2,276	2,297
Raw materials and supplies	435	486
Total inventories	$5,667	$5,432

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2025	December 31, 2024
Land and land improvements	$449	$425
Buildings	1,867	1,715
Machinery and equipment	6,849	6,472
Construction in progress	386	462
Total property, plant and equipment	$9,551	$9,074
Accumulated depreciation	(5,331)	(4,975)
Total property, plant and equipment - net	$4,220	$4,099

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 2 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 2 to 7 years.

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Depreciation expense	$559	$542	$528

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2024 and 2025, respectively.

(In millions)	Seed	Crop Protection	Total
Balance at December 31, 2023	$5,422	$5,183	$10,605
Currency translation adjustment	(96)	(139)	(235)
Other goodwill adjustments [1]	—	38	38
Balance at December 31, 2024	$5,326	$5,082	$10,408
Currency translation adjustment	(14)	71	57
Balance at December 31, 2025	$5,312	$5,153	$10,465
1.Includes measurement period adjustments related to the acquisitions of Stoller and Symborg, which were not material.

The company performed annual qualitative testing on all of its reporting units in 2025 and 2024, determining that no goodwill impairments existed in either year. As of December 31, 2025, accumulated impairment losses on goodwill were $4,503 million.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2025			December 31, 2024
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,587)	$4,704	$6,291	$(1,336)	$4,955
Customer-related	2,394	(1,024)	1,370	2,350	(863)	1,487
Developed technology	1,860	(1,283)	577	1,838	(1,161)	677
Trademarks/trade names	2,056	(466)	1,590	2,056	(380)	1,676
Other [1]	368	(313)	55	388	(312)	76
Total other intangible assets with finite lives	$12,969	$(4,673)	$8,296	$12,923	$(4,052)	$8,871

Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	5	—	5	5	—	5
Total other intangible assets with indefinite lives	5	—	5	5	—	5
Total other intangible assets	$12,974	$(4,673)	$8,301	$12,928	$(4,052)	$8,876
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for finite-lived intangible assets was $644 million, $685 million, and $683 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2026	$637
2027	576
2028	555
2029	531
2030	521

NOTE 13 - LEASES

The company has operating and finance leases for real estate, transportation, certain machinery and equipment, and information technology assets. The company’s leases have remaining lease terms of approximately 1 to 37 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee generally declines over the course of the lease term. The portion of residual value guarantees that are probable of payment are included in the related lease liability. At December 31, 2025, the company has future maximum payments for residual value guarantees in operating leases of $183 million with final expirations through 2035. The company's lease agreements do not contain any material restrictive covenants.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The components of lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost	$161	$176	$169
Finance lease cost
Amortization of right-of-use assets	—	1	1
Total finance lease cost	$—	$1	$1
Short-term lease cost	37	27	23
Variable lease cost	7	8	11
Total lease cost	$205	$212	$204

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$166	$188	$169
Financing cash outflows from finance leases	$—	$1	$1

New leases entered into during the years ended December 31, 2025 and 2024 were not material, on an individual basis.

Supplemental balance sheet information related to leases is as follows:

(In millions)	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets [1]	$411	$414
Current operating lease liabilities [2]	122	134
Noncurrent operating lease liabilities [3]	293	342
Total operating lease liabilities	$415	$476

Finance Leases
Property, plant, and equipment, gross	$14	$14
Accumulated depreciation	(14)	(14)
Property, plant, and equipment, net	$—	$—
Short-term borrowings and finance lease obligations	—	—
Long-term debt	—	—
Total finance lease liabilities	$—	$—
1.Included in other assets in the Consolidated Balance Sheets.
2. Included in accrued and other current liabilities in the Consolidated Balance Sheets.
3. Included in other noncurrent obligations in the Consolidated Balance Sheets.

The company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	6.20	6.44
Finance leases	0	0.38
Weighted average discount rate
Operating leases	3.85%	3.32%
Finance leases	—%	3.29%

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Maturities of lease liabilities are as follows:

Maturity of Lease Liabilities at December 31, 2025	Operating Leases
(In millions)
2026	$136
2027	95
2028	71
2029	51
2030	33
2031 and thereafter	87
Total lease payments	$473
Less: Interest	58
Present value of lease liabilities	$415

NOTE 14 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and finance lease obligations and long-term debt:

Short-Term Borrowings and Finance Lease Obligations
(In millions)	December 31, 2025	December 31, 2024
364-Day Revolving Credit Facility	$—	$—
Other loans - various currencies	112	250
Long-term debt payable within one year	782	500
Finance lease obligations payable within one year	—	—
Total short-term borrowings and finance lease obligations	$894	$750

Long-Term Debt
	December 31, 2025		December 31, 2024
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$—	—%	$500	1.70%
Maturing in May 2026	600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%
Maturing in May 2032	500	5.125%	—	—%
Maturing in May 2033	600	4.80%	600	4.80%
Other loans:
Foreign currency loans, various rates and maturities	182	12.70%	161	12.70%
Medium-term notes, varying maturities through 2041	102	3.76%	104	4.41%
Finance lease obligations	—		—
Less: Unamortized debt discount and issuance costs	16		12
Less: Long-term debt due within one year	782		500
Total long-term debt	$1,686		$1,953

Principal payments of long-term debt are $782 million and $500 million for debt maturing in 2026 and 2030, respectively. There is no debt maturing in 2027, 2028 or 2029.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The fair value of the company's long-term borrowings, including long-term debt due within one year, was $2,462 million and $2,366 million at December 31, 2025 and 2024, respectively.

Debt Offering
In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

In May 2023, the company issued $600 million of 4.5 percent Senior Notes due in 2026 and $600 million of 4.8 percent Senior Notes due in 2033 (the “May 2023 Debt Offering”). The proceeds of this offering are intended to be used for general corporate purposes, which may include funding of working capital, capital expenditures and share repurchases.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business ("Foreign Currency Loans"). Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the Foreign Currency Loans at December 31, 2025 was approximately $86 million. The company's long-term Foreign Currency Loans are maturing in March 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2025
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2025	750	750	February 2026	Floating Rate
Total committed and available credit facilities		$5,500	$5,500

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five year revolving credit facility and a $2 billion, three-year revolving credit facility (the "Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the revolving credit facilities have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2025, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In January 2023, the company amended and restated its May 2022 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”) increasing the facility amount to $1 billion and extending the expiration date to January 2024. Borrowings under the 364-Day Revolving Credit Facility have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In February 2023, the company drew down $1 billion under the 364-Day Revolving Credit Facility, which was used for general corporate purposes, including funding seasonal working capital needs, capital spending, dividend payments, share repurchases and to partially fund the Stoller and Symborg acquisitions. In May 2023, the company repaid the $1 billion loan using the proceeds from the May 2023 Debt Offering and subsequently, in July 2023 reduced the available credit from $1 billion to $500 million. In February 2024, the company amended and restated the 364-Day Revolving Credit Facility, increasing the facility amount to $1 billion and extending the expiration date to February 2025. In February 2025, the company amended and restated the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. In February 2026, the company amended and restated the 364-Day Revolving Credit Facility, increasing the facility amount from $750 million to $1.25 billion, extended the expiration date to

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
February 2027 and amended the interest rate to Term SOFR plus the applicable margin. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At December 31, 2025, the company was in compliance with these covenants.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $696 million at December 31, 2025. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were $248 million at December 31, 2025. These letters of credit support commitments made in the ordinary course of business.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the finance provider may terminate the agreement upon providing at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At December 31, 2025 and 2024, the outstanding obligations under supplier finance programs was approximately $121 million and $88 million, respectively, and included within accounts payable in the Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the years ended December 31, 2024 and 2025 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2023	$115
Invoices confirmed during the year	571
Confirmed invoices paid during the year	(598)
Confirmed obligations outstanding at December 31, 2024	$88
Invoices confirmed during the year	690
Confirmed invoices paid during the year	(657)
Confirmed obligations outstanding at December 31, 2025	$121

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At December 31, 2025 and 2024, the company had directly guaranteed $71 million and $64 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. The maximum future payments include $5 million and $4 million of guarantees related to the various factoring agreements that the company enters into with third-party financial institutions to sell its trade receivables at December 31, 2025 and 2024, respectively. See Note 9 - Accounts and Notes Receivable - Net, to the Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $234 million and $223 million at December 31, 2025 and 2024, respectively.

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

In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. Additionally, in January 2021, a binding memorandum of understanding as described below replaced the potential future liability sharing arrangements established in the 2017 amendment to the Chemours Separation Agreement. At December 31, 2025 and December 31, 2024, the indemnification assets from Chemours were $138 million and $43 million, respectively, within accounts and notes receivable - net and $470 million and $280 million, respectively, within other assets in the interim Consolidated Balance Sheets. These indemnification assets are regularly assessed for collectability and the company has concluded that these assets are recoverable. The liabilities subject to Chemours indemnification are considered stray liabilities under the Corteva Separation Agreement. Therefore, if Chemours fails to indemnify the company, these stray liabilities are subject to proportionate cost sharing between Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, as further described in this footnote below.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The company made its annual installment deposits due to the MOU Escrow Account through December 31, 2025. The MOU escrow account contains $105 million as of December 31, 2025, representing the aggregate contributions from Chemours, DuPont and Corteva, less withdrawals to fund related settlements.

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

The Chemours Separation Agreement obligates Chemours to defend and indemnify EIDP in legacy asbestos cases. As of December 31, 2025, there were approximately 900 pending lawsuits, with most being allegations of personal injury from Historical DuPont contractors. At December 31, 2025 and 2024, the company has a litigation accrual of $88 million and $38 million, respectively, and related indemnification assets of $87 million and $38 million, respectively, recorded.

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

Under the Corteva Separation Agreements, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. Costs and liabilities have been shared based on the terms of the Corteva Separation Agreement. All future stray liabilities are allocated to Corteva and DuPont proportionally on the basis of 29 percent and 71 percent, respectively, subject to a $1 million de minimis requirement.

On November 1, 2025, DuPont spun off its electronics business, Qnity Electronics, Inc. ("Qnity"). DuPont, Corteva and Qnity entered into a letter agreement, effective November 1, 2025, affirming that DuPont is not novated from its obligations with respect to Corteva for legacy liabilities allocated to Qnity in its spin-off ("Qnity Letter Agreement"). Additionally, under the Qnity Letter Agreement, Corteva has certain third-party beneficiary rights to enforce indemnity and payment obligations of DuPont's with respect to legacy liabilities allocated to Qnity subject to: (i) DuPont's consent; or (ii) Corteva's receipt of a judgment that includes payment obligations for legacy liabilities attributable to Qnity, and either DuPont does not use commercially reasonable efforts to enforce the payment obligation against Qnity, or DuPont files for bankruptcy.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

At December 31, 2025 and 2024, the aggregate indemnification assets from DuPont and Dow were $104 million and $47 million, respectively, within accounts and notes receivable - net and $263 million and $143 million, respectively, within other assets in the Consolidated Balance Sheets. At December 31, 2025 and December 31, 2024, the aggregate indemnification liabilities were $26 million and $9 million, respectively, within accrued and other current liabilities and $154 million and $149 million, respectively, within other noncurrent obligations in the Consolidated Balance Sheets.

Discontinued Operations Activity
For the years ended December 31, 2025 and 2024, the company recorded benefits (charges) of $(99) million and $56 million, to income (loss) from discontinued operations after income taxes, in the Consolidated Statement of Operations. The after-tax charge recognized during the year ended December 31, 2025 was driven by charges relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters. The after-tax benefit recognized during the year ended December 31, 2024 was driven by charges pursuant to the MOU with Chemours and DuPont relating to PFAS remediation activities primarily at Chemours' Fayetteville Works facility and litigation activity, which were more than offset by a favorable adjustment of certain prior year tax positions for previously divested businesses, the derecognition of an indemnification liability associated with the Water District Settlement Fund contribution, and insurance proceeds related to legacy matters.

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Corteva Separation from DuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the company could incur liabilities in excess of amounts accrued, for which the ultimate liability could be material to the results of operations and the cash flows in the period recognized. However, the company is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company. At December 31, 2025 and 2024, current accrued litigation was $874 million and $228 million, respectively, within accrued and other current liabilities. A current indemnification asset of $188 million was recorded within accounts and notes receivable - net at December 31, 2025 in relation to the current accrued litigation. See the "Chemours Separation Agreement (Performance Chemicals)" and the "Corteva Separation Agreement" sections for further details on the indemnifications.

Bayer Dispute
In August 2022, Bayer filed a breach of contract/declaratory judgment lawsuit in Delaware state court against Corteva relating to an agrobacterium cross-license agreement and Enlist E3® soybeans. Bayer alleged that Corteva practiced two Bayer patents in developing Enlist E3® soybeans, and therefore, is entitled pursuant to the terms of the cross-license agreement to royalties for sales between 2019 through 2029, along with interest. In January 2025, the court issued several rulings precluding Corteva's invalidity and inequitable conduct defenses, while also aligning on key aspects of Corteva's patent claim construction. In May 2025, the Delaware state court granted Corteva’s motion for partial summary judgment agreeing that U.S. Supreme Court precedent precludes the collection of royalties after patent expiration. Bayer’s motion for reconsideration was denied in June 2025. In July 2025, a stipulated order allowed Bayer to appeal the summary judgment finding, while also allowing Corteva’s cross-appeal of the dismissal of its invalidity and inequitable conduct defenses.

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

In December 2023, the Patent Trial and Appeal Board ("PTAB") authorized an Inter Partes Review (“IPR”) proceeding initiated by Bayer to review the patentability of three patents subject to the AAD-1 litigation. Inari joined the IPR proceeding. In

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
December 2024, the PTAB issued a decision invalidating these patents on the basis they were unpatentable. Corteva appealed this decision and Corteva's AAD-1 lawsuit remains stayed during pendency of the IPR appeal. Corteva holds numerous additional patents covering its Enlist® traits or Enlist® weed control system. Therefore, the IPR process is not expected to impact its ability to license and protect Enlist E3® traits.

In October 2022, Corteva filed a lawsuit against Bayer in Delaware state court seeking a declaration that, under the terms of Corteva’s licensing agreement and the law, Bayer is not entitled to collect patent royalties on the Roundup Ready® Corn 2 trait after Bayer’s U.S. patent protection expires, and therefore is no longer required to pay royalties under the licensing agreement and entitled to recover relevant royalties paid. In September 2024, the court granted Bayer’s motion for summary judgment. Corteva’s appeal was heard by the Delaware Supreme Court, en banc, in May 2025. Additionally, Corteva initiated arbitration of two additional agreements with Bayer seeking similar relief. The Delaware Supreme Court stayed the appeal proceedings pending resolution discussions between Corteva and Bayer.

As of January 2026, the parties agreed to settle the agrobacterium cross-license agreement dispute. In addition, Corteva and Bayer resolved several other disputes regarding post-patent royalties and other matters, including post-patent regulatory support, resulting in the termination or amendment of the related licenses, as applicable. As part of the resolution of these matters, the cross-license agreement has been terminated and Corteva has agreed to a payment of $610 million and to drop its AAD-1 patent claims against Bayer. Also as a result of the resolution of this litigation and the related license terminations and amendments, potential royalty obligations for Corteva's Enlist E3® soybeans, as well as future royalty payments due to Bayer under other licensing agreements in dispute were terminated. The settlement agreements support Corteva's product out-licensing growth in competitive corn, cotton and canola markets, including for the out-licensing of above and below ground triple-stack corn technology. In conjunction with resolution of these matters, the companies also agreed to new cotton licensing arrangements at terms reflective of market rates. There is no remaining litigation between the parties.

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

Lorsban® Lawsuits
As of December 31, 2024, there were asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the merger of Dow and Historical DuPont and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of December 31, 2025, an accrual has been established for the estimated resolution of certain claims.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2025, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Aqueous Film-Forming Foams. Approximately 10,100 cases filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily kidney, testicular, liver and thyroid cancer) from the use of aqueous film-forming foams (“AFFF”) or contamination, in most cases due to migration from military installations or airports, consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The total number of requests for exclusion (“opt-outs”) was approximately 900 water districts while most public water districts (approximately 93 percent of the Class) remain in the class settlement. The company has been served complaints from opt-outs, as well as water district and municipal authority claims not covered by the Nationwide Water District Settlement.

New Jersey. In late March 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Parlin, Pompton Lakes, and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims for remediation, fraudulent conveyance, as well as claims under the New Jersey Water Pollution Control Act and the New Jersey Industrial Site Recovery Act (“ISRA”).

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

The NJ Statewide Settlement, after the expiration of the public notice and comment period, is subject to court approval. The court hearing for this approval occurred in January 2026 with a conclusion on the approval expected during the first half of 2026. The NJ Statewide Settlement includes aggregate cash payments to the State of New Jersey of $875 million, payable over a period of 25 years (net present value of approximately $500 million, using an 8 percent discount rate), responsibility for which will be allocated among the settling companies in accordance with the terms of the MOU. Of the $875 million, approximately $16 million is allocated to statewide natural resource damages unrelated to the four Historical DuPont sites, 25 percent of which relates to alleged statewide AFFF contamination. Accordingly, in the second quarter of 2025, the company recorded a pre-tax loss of $72 million ($58 million after-tax) within discontinued operations, reflecting the net present value of the company's share of the aggregate cash payment in accordance with the MOU. The settling companies have agreed to count the NJ Statewide Settlement against the MOU limit at net present value as of the date of the NJ Statewide Settlement. Entry into the NJ Statewide Settlement suspended the companies' 2025 MOU escrow funding obligations and funding of the initial payment under the NJ Statewide Settlement, expected in 2026, will be deemed to satisfy these obligations for 2025.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Under the NJ Statewide Settlement, no settling party admits any liability or wrongdoing or agrees to waive any defenses as to any such liability or wrongdoing.

Pursuant to a separate agreement among the company, DuPont, and Chemours, DuPont and the company will purchase Chemours' future interest, if any, in certain insurance proceeds. DuPont and the company will make the purchase by contributing a total of $150 million, with $106 million from DuPont and $44 million from the company, into an escrow fund, with funds to be released to pay Chemours' share of the NJ Statewide Settlement. DuPont and the company will pay Chemours, as additional contingent consideration, amounts received from the acquired insurance proceeds in excess of $150 million plus an accrued fee. The accrued fee will equal the lesser of (a) $35 million, and (b) $3 million plus interest (at prime minus 2 percent) on an initial balance of $150 million, as reduced by any amounts received by DuPont and Corteva from the acquired insurance proceeds, until DuPont and the company have so received $150 million, plus the accrued fee. The purchase price to be paid to Chemours, and the insurance proceeds recovered, by DuPont and the company from the insurance proceeds acquired from Chemours, are subject to the sharing percentages under the Letter Agreement.

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023 for $110 million, with Corteva’s share of the settlement under the MOU being approximately $16 million of which $13 million has been paid. As of December 31, 2025, an accrual has been established. The second, a putative nationwide class action ("the Hardwick Class Action") brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. In January 2025, EIDP filed a motion to dismiss the new case on the grounds it remains similar to the original claim.

New York. EIDP is a defendant in a putative class action (the "Baker Class Action"), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. A settlement in principle of the Baker Class Action was reached in June 2025 for $22 million, plus funding $1 million annually to a medical monitoring fund for five years. As of December 31, 2025, an accrual for Corteva’s share of the expected settlement under the MOU was established.

EIDP is a defendant in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. This district submitted a timely opt-out request from the Nationwide Water District Settlement. EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as product liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff's trespass claims and limited plaintiffs’ nuisance claims to abatement damages

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed by attorneys general in 31 states, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to monitor and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources, as well as punitive damages. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. These cases are largely in the discovery phase.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million ("Supplemental Payment"). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when the further opportunity for appeals expires under the Ohio judicial consent order process. As of December 31, 2025, an accrual has been established for Corteva's share under the MOU. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities' land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, the status of discussions between the parties. As of December 31, 2025, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The trial for the Centre, Alabama water district carpet mill case is set to begin January 2026. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. This Historical DuPont facility is now owned and operated by Chemours, which continues to manufacture and use GenX. The current natural resources damage claims in North Carolina allege that direct discharges from this legacy facility are a source of PFOA contamination.

At December 31, 2025, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025. Cumberland County, North Carolina, which is not part of the

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
forgoing consolidation action or the Nationwide Water District Settlement, filed an action for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. The pending mediation and trial for this matter are no longer scheduled.

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

In a state court action approximately 2,400 private property owners near the Fayetteville Works facility seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence, water monitoring and property damage allegedly caused by release of certain PFCs. In addition, several personal injury cases have been filed in the North Carolina federal court alleging thyroid disease, and prostate, breast and kidney cancers as a result of PFAS exposure.

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

The accrued environmental obligations and indemnification assets include the following:

	As of December 31, 2025
(In millions)	Indemnification asset	Accrual balance [3]	Potential exposure above amount accrued [3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity [1,2]	$254	$264	$204
Other discontinued or divested businesses obligations [1]	33	71	201

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont [2]	50	55	55

Environmental remediation liabilities not subject to indemnity	—	112	86

Indemnification liabilities related to the MOU [4]	—	60	7
Total	$337	$562	$553
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed on page F-37, under the header "Corteva Separation Agreement."
2.The company has recorded an indemnification asset related to these accruals, including $22 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $49 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPAs October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed on page F-43 relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ").
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed on page F-36, under the header "Chemours Separation Agreement (Performance Chemicals).

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In March 2025, the Facility Response Group reached an agreement to settle its lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. The settlement agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of December 31, 2025, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit over challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to the RCRA. Discussions between the parties remain ongoing and further litigation, including discovery, is stayed.

NOTE 16 - STOCKHOLDERS' EQUITY

Common Stock
Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2025, 2024, and 2023:

Shares of common stock	Issued
Balance at December 31, 2022	713,419,000
Issued	1,965,000
Repurchased and retired	(14,124,000)
Balance at December 31, 2023	701,260,000
Issued	2,244,000
Repurchased and retired	(17,909,000)
Balance at December 31, 2024	685,595,000
Issued	2,701,000
Repurchased and retired	(16,133,000)
Balance at December 31, 2025	672,163,000

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2024 Share Buyback Plan"). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 8,318,000 shares in the open market for a cost (excluding excise taxes) of $571 million during the year ended December 31, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date ("2022 Share Buyback Plan"). The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000 and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the years ended December 31, 2025, 2024 and 2023, respectively. Included within the shares repurchased during the years ended December 31, 2025 and 2024 were $145 million and $125 million, respectively, of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee's periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

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

Below is a summary of the EIDP Preferred Stock at December 31, 2025 and 2024 which is classified as noncontrolling interests in the Corteva Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2023
Balance at January 1, 2023	$(2,883)	$80	$(163)	$160	$—	$(2,806)
Other comprehensive income (loss) before reclassifications	425	(123)	(188)	38	—	152
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	(2)	(9)	—	(23)
Net other comprehensive income (loss)	$425	$(135)	$(190)	$29	$—	$129
Balance at December 31, 2023	$(2,458)	$(55)	$(353)	$189	$—	$(2,677)
2024
Other comprehensive income (loss) before reclassifications	(1,014)	27	127	40	(6)	(826)
Amounts reclassified from accumulated other comprehensive income (loss)	—	44	—	(10)	—	34
Net other comprehensive income (loss)	$(1,014)	$71	$127	$30	$(6)	$(792)
Balance at December 31, 2024	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
2025
Other comprehensive income (loss) before reclassifications	867	(65)	(149)	(12)	6	647
Amounts reclassified from accumulated other comprehensive income (loss)	—	42	(3)	(14)	—	25
Net other comprehensive income (loss)	$867	$(23)	$(152)	$(26)	$6	$672
Balance at December 31, 2025	$(2,605)	$(7)	$(378)	$193	$—	$(2,797)
1.The cumulative translation adjustment gain for the year ended December 31, 2025 was primarily driven by the weakening of the U.S. Dollar ("USD") against the Euro ("EUR"), Brazilian Real ("BRL"), South African Rand (“ZAR”) and Mexican Peso ("MXN"). The cumulative translation adjustment loss for the year ended December 31, 2024 was primarily driven by the strengthening of the U.S. Dollar against the Brazilian Real, Euro, Swiss Franc ("CHF") and Mexican Peso. The cumulative translation adjustment gain for the year ended December 31, 2023 was primarily driven by the weakening of the U.S. Dollar against the Swiss Franc, Brazilian Real and Euro.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Derivative instruments	$(5)	$(12)	$50
Pension benefit plans - net	51	(35)	60
Other benefit plans - net	7	(8)	(9)
Unrealized gains (losses) on investments	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$53	$(55)	$101

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Derivative instruments: [1]	$66	$65	$(8)
Tax (benefit) expense [2]	(24)	(21)	(4)
After-tax	$42	$44	$(12)
Amortization of pension benefit plans:
Prior service (benefit) cost [3,4]	$(4)	$(4)	$(3)
Actuarial (gains) losses [3,4]	—	1	—
Settlement (gain) loss [3,4]	—	2	—
Total before tax	$(4)	$(1)	$(3)
Tax (benefit) expense [2]	1	1	1
After-tax	$(3)	$—	$(2)
Amortization of other benefit plans:
Prior service (benefit) cost [3,4]	$(1)	$(1)	$(2)
Actuarial (gains) losses [3,4]	(17)	(13)	(10)
Total before tax	$(18)	$(14)	$(12)
Tax (benefit) expense [2]	4	4	3
After-tax	$(14)	$(10)	$(9)
Total reclassifications for the period, after-tax	$25	$34	$(23)
1.Reflected in cost of goods sold in the Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 17 - Pension Plans and Other Post-Employment Benefits, to the Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the Consolidated Statements of Operations.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

The company made total contributions of $40 million, $50 million and $52 million to its pension plans other than the principal U.S. pension plan for the years ended December 31, 2025, 2024 and 2023, respectively. Corteva expects to contribute approximately $40 million to its pension plans other than the principal U.S. pension plan in 2026. In planning for the Proposed Separation, including the future capital structures of the two new companies, the company expects to evaluate discretionary contributions to its principal U.S. pension plan in 2026.

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2025	December 31, 2024
Discount rate	5.31%	5.59%
Rate of increase in future compensation levels [1]	2.82%	2.87%
1.The rate of compensation increase excludes U.S. pension plans since the employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2025	2024	2023
Discount rate	5.59%	4.97%	5.17%
Rate of increase in future compensation levels [1]	2.87%	2.87%	2.83%
Expected long-term rate of return on plan assets	4.56%	4.57%	4.55%
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

The company also provides disability benefits to employees. In most countries, employee disability benefit plans are insured. In the U.S., these plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-50.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $96 million, $101 million, and $97 million for the years ended December 31, 2025, 2024 and 2023, respectively. Changes in cash requirements reflect the net impact of per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-payments and deductibles. In 2026, the company expects to contribute approximately $100 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2025	December 31, 2024
Discount rate	5.14%	5.50%

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	For the Year Ended December 31,
	2025	2024	2023
Discount rate	5.50%	4.92%	5.09%

As of December 31, 2025, 2024 and 2023, health care cost trend rates do not impact the benefit obligations for the OPEB plans because of the 2020 OPEB Plan Amendments.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Summarized information on the company's pension and other post-employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans		Other Post-Employment Benefits
(In millions)	For the Year Ended December 31,		For the Year Ended December 31,
	2025	2024	2025	2024
Change in benefit obligations:
Benefit obligation at beginning of the period	$12,222	$13,440	$812	$925
Service cost	13	16	—	—
Interest cost	627	648	40	42
Plan participants' contributions	1	2	16	18
Actuarial (gain) loss	383	(580)	15	(51)
Benefits paid	(1,228)	(1,241)	(112)	(120)
Plan amendments	1	—	—	(1)
New plans/merger	1	—	—	—
Effect of foreign exchange rates	37	(63)	1	(1)
Benefit obligations at end of the period	$12,057	$12,222	$772	$812

Change in plan assets:
Fair value of plan assets at beginning of the period	$10,630	$11,755	$—	$—
Actual return on plan assets	805	116	—	—
Employer contributions	40	50	96	101
Plan participants' contributions	1	2	16	18
Benefits paid	(1,228)	(1,241)	(112)	(120)
Effect of foreign exchange rates	27	(52)	—	1
Fair value of plan assets at end of the period	$10,275	$10,630	$—	$—
Funded status
U.S. plan with plan assets	$(1,463)	$(1,268)	$—	$—
Non-U.S. plans with plan assets	(32)	(41)	—	—
All other plans [1,2]	(287)	(283)	(772)	(812)
Funded status at end of the period	$(1,782)	$(1,592)	$(772)	$(812)
1.As of December 31, 2025 and 2024, $112 million and $131 million, respectively, of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.
2.Includes pension plans maintained around the world where funding is not customary.

	Defined Benefit Pension Plans		Other Post-Employment Benefits
	December 31,		December 31,
(In millions)	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$10	$2	$—	$—
Accrued and other current liabilities	(32)	(32)	(98)	(103)
Pension and other post-employment benefits	(1,760)	(1,562)	(674)	(709)
Net amount recognized	$(1,782)	$(1,592)	$(772)	$(812)
Pre-tax amounts recognized in accumulated other comprehensive income (loss):
Net gain (loss)	$(518)	$(320)	$244	$276
Prior service benefit (cost)	14	17	13	14
Pre-tax balance in accumulated other comprehensive income (loss) at end of year	$(504)	$(303)	$257	$290

The loss related to the change in pension benefit obligations for the period ended December 31, 2025 is primarily due to the decrease in discount rates, net of asset returns above the expected long-term rate.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The accumulated benefit obligation for all pension plans was $12.0 billion and $12.2 billion at December 31, 2025 and 2024, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2025	December 31, 2024
(In millions)
Projected benefit obligations	$11,821	$12,094
Fair value of plan assets	$10,028	$10,500

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2025	December 31, 2024
(In millions)
Accumulated benefit obligations	$11,806	$11,995
Fair value of plan assets	$10,027	$10,414

(In millions)	Defined Benefit Pension Plans			Other Post-Employment Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
Components of net periodic benefit (credit) cost and amounts recognized in other comprehensive income (loss)	2025	2024	2023	2025	2024	2023
Net Periodic Benefit (Credit) Cost:
Service cost	$13	$16	$18	$—	$—	$1
Interest cost	627	648	690	40	42	49
Expected return on plan assets	(622)	(531)	(605)	—	—	—
Amortization of unrecognized loss (gain)	—	1	—	(17)	(13)	(10)
Amortization of prior service (benefit) cost	(4)	(4)	(3)	(1)	(1)	(2)
Settlement loss	—	2	—	—	—	—
Net periodic benefit (credit) cost - Total	$14	$132	$100	$22	$28	$38
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	$(199)	$164	$(255)	$(15)	$51	$49
Amortization of unrecognized (gain) loss	—	1	—	(17)	(13)	(10)
Prior service benefit (cost)	(1)	—	—	—	1	—
Amortization of prior service (benefit) cost	(4)	(4)	(3)	(1)	(1)	(2)
Settlement loss	—	2	—	—	—	—
Effect of foreign exchange rates	1	(1)	8	—	—	1
Total benefit (loss) recognized in other comprehensive income (loss), attributable to Corteva	$(203)	$162	$(250)	$(33)	$38	$38
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$(217)	$30	$(350)	$(55)	$10	$—

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2025	Defined Benefit Pension Plans	Other Post-Employment Benefits
(In millions)
2026	$1,199	$98
2027	1,162	91
2028	1,126	85
2029	1,088	79
2030	1,048	73
Years 2031-2035	4,644	293
Total	$10,267	$719

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Plan Assets
All pension plan assets in the U.S. are invested through a single master trust fund. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 ("ERISA"). These principles include discharging Corteva's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. Corteva establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. The strategic asset allocation for this trust fund is approved by the Pension Investment Committee. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are utilized in this process.

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

The weighted-average allocation for plan assets of the company's pension plans is summarized as follows:

Allocation for Plan Assets	December 31, 2025	December 31, 2024
Asset Category
U.S. equity securities	8%	9%
Non-U.S. equity securities	5	5
Fixed income securities	67	67
Hedge funds	—	—
Private market securities	13	12
Real estate	7	7
Cash and cash equivalents	—	—
Total	100%	100%

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 2 - Summary of Significant Accounting Policies, in the Consolidated Financial Statements:

Basis of Fair Value Measurements	Total	Level 1	Level 2	Level 3
For the year ended December 31, 2025
(In millions)
Cash and cash equivalents	$876	$876	$—	$—
U.S. equity securities [1]	837	836	1	—
Non-U.S. equity securities	417	417	—	—
Debt – government-issued	1,540	—	1,540	—
Debt – corporate-issued	3,728	—	3,728	—
Debt – asset-backed	440	—	440	—
Hedge funds	5	—	2	3
Private market securities	5	—	—	5
Real estate funds	4	—	—	4
Other	62	—	—	62
Subtotal	$7,914	$2,129	$5,711	$74
Investments measured at net asset value
Debt - government issued	$42
Debt - corporate-issued	3
U.S. equity securities	23
Non-U.S. equity securities	22
Hedge funds	3
Private market securities	1,750
Real estate funds	647
Total investments measured at net asset value	$2,490
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	79
Pension trust payables [3]	(208)
Total	$10,275
1.The Corteva pension plans directly held no Corteva, Inc. common stock at December 31, 2025.
2.Primarily receivables for investment securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,030	$1,030	$—	$—
U.S. equity securities [1]	1,030	1,026	1	3
Non-U.S. equity securities	389	388	—	1
Debt – government-issued	1,628	—	1,628	—
Debt – corporate-issued	3,540	—	3,540	—
Debt – asset-backed	590	—	590	—
Hedge funds	5	—	2	3
Private market securities	3	—	—	3
Real estate funds	101	—	—	101
Other	51	—	—	51
Subtotal	$8,367	$2,444	$5,761	$162
Investments measured at net asset value
Debt - government issued	$39
Debt - corporate-issued	3
U.S. equity securities	21
Non-U.S. equity securities	20
Hedge funds	11
Private market securities	1,810
Real estate funds	642
Total investments measured at net asset value	$2,546
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	79
Pension trust payables [3]	(362)
Total	$10,630
1.The Corteva pension plans directly held $132 million (approximately 1 percent of total plan assets) of Corteva, Inc. common stock at December 31, 2024.
2.Primarily receivables for investments securities sold.
3.Primarily payables for investment securities purchased.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2025 and 2024:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Hedge funds	Private market securities	Real estate funds	Other	Total
(In millions)
Balance at January 1, 2024	$1	$2	$2	$3	$6	$52	$55	$121
Actual return on assets:
Relating to assets sold during the year ended December 31, 2024	—	3	(14)	—	—	—	—	(11)
Relating to assets held at December 31, 2024	2	—	14	—	(3)	(68)	(2)	(57)
Purchases, sales and settlements, net	—	(4)	—	—	—	1	(2)	(5)
Transfers in or out of Level 3, net	—	—	(2)	—	—	116	—	114
Balance at December 31, 2024	$3	$1	$—	$3	$3	$101	$51	$162
Actual return on assets:
Relating to assets sold during the year ended December 31, 2025	(1)	(1)	—	—	—	—	—	(2)
Relating to assets held at December 31, 2025	1	—	—	—	2	(3)	9	9
Purchases, sales and settlements, net	(3)	—	—	—	—	—	2	(1)
Transfers in or out of Level 3, net	—	—	—	—	—	(94)	—	(94)
Balance at December 31, 2025	$—	$—	$—	$3	$5	$4	$62	$74

Trust Assets
EIDP entered into a trust agreement in 2013 (as amended and restated in 2017, "the Trust") that established and requires EIDP to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event and resulted in a contribution to the Trust by EIDP. Additionally, the Corteva Separation resulted in Corteva transferring a portion of the balance of the Trust to DuPont at the Corteva Separation date. During the years ended December 31, 2025 and 2024, $37 million and $48 million, respectively, was distributed by EIDP according to the Trust agreement, and at December 31, 2025 and 2024, the balance in the Trust was $147 million and $176 million, respectively. The Trust Assets are classified as current restricted cash equivalents and included within other current assets in the Consolidated Balance Sheets. See Note 6 - Supplementary Information, to the Consolidated Financial Statements, for further information.

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

Corteva's contributions to the Plan were $99 million, $100 million and $101 million for the years ended December 31, 2025, 2024 and 2023, respectively. Corteva's matching contributions vest immediately upon contribution. The three percent nonmatching company contribution vests after employees complete three years of service. In addition, Corteva made contributions to other defined contribution plans of $51 million, $46 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
NOTE 18 - STOCK-BASED COMPENSATION

Prior to the Corteva Separation, Corteva employees held equity awards, including stock options, share appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), which were denominated in DowDuPont common stock and, in some cases, in Dow Inc. common stock, and which had originally been issued under the DuPont Equity and Incentive Plan ("EIP"), the Dow Chemical Company 2012 Stock Incentive Plan or the Dow Chemical Company 1988 Award and Option Plan.

As discussed in Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, on April 1, 2019 the company entered into an Employee Matters Agreement (the "EMA") with DuPont and Dow that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments were to occur. With some exceptions, the EMA provides for the equitable adjustment of existing equity incentive compensation awards denominated in the common stock of DowDuPont to reflect the occurrence of the Distributions.

In connection with the Corteva Separation on June 1, 2019, outstanding DowDuPont-denominated stock options, SARs, RSU and PSU awards were converted into Corteva-denominated awards under the “Employer Method,” or into both DuPont-denominated awards and Corteva-denominated awards under the “Shareholder Method,” using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Corteva Separation. The awards have the same terms and conditions under the applicable plans and award agreements prior to the Corteva Separation transactions. The conversions of equity awards did not have a material impact on the company’s Consolidated Financial Statements.

On June 1, 2019 (“Adoption Date”), in connection with the Corteva Separation, the Omnibus Incentive Plan (the "OIP") became effective. Under the OIP, the company may grant incentive awards, including stock options (both “incentive stock options” and nonqualified stock options), share appreciation rights, restricted shares, restricted stock units, other share-based awards and cash awards, to its and its subsidiaries’ eligible employees, non-employee directors, independent contractors and consultants following the Corteva Separation until the tenth anniversary of the Adoption Date, subject to an aggregate limit and annual individual limits. Under the OIP, the maximum number of shares reserved for the grant or settlement of awards is 20 million shares, excluding shares underlying certain exempt awards, such as the awards converted to Corteva-denominated awards pursuant to the Corteva Separation. At December 31, 2025, approximately 8 million shares were authorized for future grants under the OIP. The company generally satisfies stock option exercises and the vesting of RSUs and PSUs with newly issued shares of Corteva common stock, although RSU awards granted under Historical Dow plans in certain countries are settled in cash.

The Board of Directors' Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

The total stock-based compensation cost included in income (loss) from continuing operations before income taxes within the Consolidated Statement of Operations was $78 million, $64 million and $54 million for the years ended December 31, 2025, 2024 and 2023, respectively. The income tax benefits related to stock-based compensation arrangements were $(15) million, $(12) million and $(10) million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's common stock on the date of grant. All options vest serially over a period of three years. Stock option awards granted under the EIP (previous plan) between 2016 and May 2019 and the OIP between June 2019 and December 31, 2025 expire 10 years after the grant date.

To measure the fair value of the awards on the date of grant, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted for the years ended December 31, 2025, 2024 and 2023 was $23.83, $18.80 and $21.42, respectively.

Weighted-Average Assumptions	For the Year ended December 31,
	2025	2024	2023
Dividend yield	1.05%	1.18%	0.96%
Expected volatility	34.09%	32.17%	31.07%
Risk-free interest rate	4.4%	4.2%	4.1%
Expected life of stock options granted during period (years)	6.0	6.0	6.0

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

The company determined the dividend yield by dividing the annualized dividend on Corteva’s common stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. For the year ended December 31, 2025, the measurement of volatility is based on the historical volatility of Corteva. For the years ended December 31, 2024, and 2023, the measurement of volatility is based on the average volatility of eight of Corteva's peer companies. Corteva's peer volatility is based on the historical volatility of each business respectively. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by utilizing the simplified method for estimating expected term.

The following table summarizes stock option activity for the year ended December 31, 2025:

Stock Options	For the Year Ended December 31, 2025
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,257	$43.97	4.46	$43,761
Granted	288	64.70
Exercised	(1,606)	40.40
Forfeited/Expired	(58)	58.31
Outstanding at December 31, 2025	1,881	$49.74	5.08	$32,565
Exercisable at December 31, 2025	1,299	$44.95	3.70	$28,689

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period ended December 31, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 were $42 million, $20 million, and $14 million, respectively. The company recognized tax benefits from options exercised for the years ended December 31, 2025, 2024 and 2023 of $(8) million, $(4) million and $(3) million, respectively.

As of December 31, 2025, $7 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of about 1.14 years.

Restricted Stock Units and Performance Share Units
RSUs granted serially vest over three years. Upon vesting, these RSUs convert one-for-one to Corteva Common Stock. A retirement-eligible employee retains any granted awards upon retirement for one year provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from three years to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The company grants PSUs to senior leadership. In 2025, there were 292,890 PSUs granted. Vesting for PSUs granted in 2025, 2024 and 2023 is partially based on the realization of the company’s improvement of its Return on Net Assets (“RONA”) and Operating Earnings Per Share ("EPS") during the Performance Period. Performance and payouts are determined independently for each metric. The actual award, delivered in Corteva common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in 2025 of $64.71 was based upon the market price of the underlying common stock as of the grant date.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Nonvested awards of RSUs and PSUs are shown below.

RSUs and PSUs	For the Year Ended December 31, 2025
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2025	3,643	$55.12
Granted	1,344	64.49
Vested	(1,352)	53.99
Forfeited	(272)	58.04
Nonvested at December 31, 2025	3,363	$59.10
The total fair value of stock units vested for the years ended December 31, 2025, 2024 and 2023 was $73 million, $63 million and $58 million, respectively. The weighted-average grant-date fair value of stock units granted for the years ended December 31, 2025, 2024 and 2023 was $64.49, $54.56 and $62.22, respectively.

As of December 31, 2025, $65 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.07 years.

NOTE 19 - FINANCIAL INSTRUMENTS

Time Deposits and Money Market Funds
At December 31, 2025 and 2024, the company held investments in held-to-maturity securities at amortized cost, which approximates fair value. At these periods, the company held additional held-to-maturity securities, as well as available-for-sale securities, consisting of investments in foreign government bonds which are discussed further in the "Debt Securities" section. Reclassifications of prior year held-to-maturity balances have been made in the current year to disaggregate between those that are time deposits and foreign government bonds.

The following table summarizes investments in time deposits and money market funds classified as held-to-maturity securities at December 31, 2025 and 2024:

Held-to-Maturity Securities		Amortized Cost
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024
Time deposits and money market funds	Cash equivalents [1]	$3,431	$2,179
Time deposits	Marketable securities [2]	$1	$8
1.Maturity at time of purchase was three months or less.
2.Maturity at time of purchase was more than three months to less than one year.

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

The aggregate notional amounts for the company's derivative instruments that are designated and not designated as hedging instruments was a net buy (sell) position of $1,280 million and $(1,056) million at December 31, 2025 and 2024, respectively.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$(49)	$(71)	$55
Additions and revaluations of derivatives designated as cash flow hedges	3	(29)	(87)
Clearance of hedge results to earnings	55	51	(39)
Ending balance	$9	$(49)	$(71)

At December 31, 2025, an after-tax net gain of $19 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Beginning balance	$13	$1	$10
Additions and revaluations of derivatives designated as cash flow hedges	5	19	(36)
Clearance of hedges results to earnings	(13)	(7)	27
Ending balance	$5	$13	$1

At December 31, 2025, an after-tax net gain of $5 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
In March 2025, the company designated €1.7 billion of forward contracts to exchange Euro as net investment hedges. Of these hedges, €1.2 billion expired and were settled in May 2025, while the remaining €500 million expired and were settled in December 2025. The purpose of these forward contracts was to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in EUR/USD exchange rates.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$5	$—	$5
Commodity contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	23	(21)	2
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$32	$(21)	$11

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	40	(21)	19
Commodity contracts	Accrued and other current liabilities	6	—	6
Total liability derivatives		$50	$(21)	$29

		December 31, 2024
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$—
Commodity contracts	Other current assets	8	—	8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	71	(45)	26
Commodity contracts	Other current assets	12	—	12
Total asset derivatives		$91	$(45)	$46

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$—	$—	$—
Commodity contracts	Accrued and other current liabilities	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	104	(45)	59
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$111	$(45)	$66
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI [1] - Pre-Tax
	For the Year Ended December 31,
(In millions)	2025	2024	2023
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$(94)	$48	$—
Cash flow hedges:
Foreign currency contracts	5	29	(54)
Commodity contracts	5	(59)	(123)
Total derivatives designated as hedging instruments	$(84)	$18	$(177)
1.OCI is defined as other comprehensive income (loss).

(in millions)	Amount of Gain (Loss) Recognized in Income - Pre-Tax [1]
	For the Year Ended December 31,
	2025	2024	2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts [2]	$6	$9	$(41)
Commodity contracts [2]	(72)	(74)	49
Total derivatives designated as hedging instruments	(66)	(65)	8
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	73	(130)	(28)
Foreign currency contracts [2]	(103)	23	(77)
Commodity contracts [2,4]	—	(34)	(20)
Commodity contracts [3]	—	(2)	2
Total derivatives not designated as hedging instruments	(30)	(143)	(123)
Total derivatives	$(96)	$(208)	$(115)
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

Debt Securities
At December 31, 2025 and 2024, the company held investments in held-to-maturity debt securities consisting of foreign government bonds. The company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These foreign government bonds are held by certain foreign subsidiaries in which the USD is the functional currency.

Held-to-Maturity Securities		Amortized Cost
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024
Foreign government bonds	Marketable securities [1]	$—	$55
1.Maturity at time of purchase was more than three months to less than one year.

The company also held debt securities, which consisted of foreign government bonds classified as available-for-sale securities, at December 31, 2025 and 2024. The company's investments in available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the Consolidated Statements of Operations.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

Available-for-Sale Securities		Fair Value
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024
Foreign government bonds	Marketable securities [1]	$8	$—
Foreign government bonds	Other assets [2]	$22	$97
1.Maturity at time of purchase was more than three months to less than one year.
2.Maturity at time of purchase was more than one year.

At December 31, 2025, available for sale debt securities with a contractual maturities of less than one year and of one to five years included gross unrealized gains (losses) of $— million and $— million, respectively.

The estimated fair value of the available-for-sale securities as of December 31, 2025 and 2024 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the closing price at the end of the period quoted market prices in active markets for identical assets and liabilities.

NOTE 20 - FAIR VALUE MEASUREMENTS

The table below summarizes the basis used to measure certain assets and liabilities relating to marketable securities and derivative assets and liabilities at fair value on a recurring basis.

Significant Other Observable Inputs	December 31, 2025	December 31, 2024
(In millions)	Level 2 [1]	Level 2 [1]
Assets at fair value:
Marketable securities	$1	$63
Debt securities:
Foreign government bonds [2]	30	97
Derivatives relating to: [3]
Foreign currency	28	71
Commodity contracts	4	20
Total assets at fair value	$63	$251
Liabilities at fair value:
Derivatives relating to: [3]
Foreign currency	$41	$104
Commodity contracts	9	7
Total liabilities at fair value	$50	$111
1.Reflects significant other observable inputs.
2.Represents the company's investments in debt securities that are classified as available-for-sale, which are included in the Consolidated Balance Sheets.
3.See Note 19 - Financial Instruments, to the Consolidated Financial Statements, for the classification of derivatives in the Consolidated Balance Sheets.

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

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 19 - Financial Instruments, to the Consolidated Financial Statements, for further information on the types of instruments used by the company for risk management.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2025 and 2024.

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

See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.

NOTE 21 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	For the Year Ended December 31,
(In millions)	2025	2024	2023
United States	$8,269	$7,866	$7,783
Canada	755	794	807
EMEA	3,110	3,124	3,367
Latin America [1]	3,928	3,776	3,906
Asia Pacific	1,339	1,348	1,363
Total	$17,401	$16,908	$17,226
1.Net sales for Brazil for the years ended December 31, 2025, 2024 and 2023 were $2,900 million, $2,618 million and $2,523 million, respectively.

	Net Property
	As of December 31,
(In millions)	2025	2024	2023
United States	$2,879	$2,878	$2,922
Canada	100	101	119
EMEA	573	522	548
Latin America	586	514	608
Asia Pacific	82	84	90
Total	$4,220	$4,099	$4,287

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

Corporate Profile
The company conducts its global operations through the following reportable segments:

Seed
The company's Seed segment is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that offer maximum yield potential for farmers around the world. The segment is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The company offers seed and trait technologies that boost resilience to weather, pests, diseases, and herbicides used to manage weeds. Its digital solutions provide data-driven insights to help farmers optimize yield and profitability.

Crop Protection
The Crop Protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that support overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers tools to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, nitrogen stabilizers, pasture and range management herbicides and biologicals and other nature-based products.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Total
As of and for the Year Ended December 31, 2025
Net sales	$9,898	$7,503	$17,401
Segment operating EBITDA	2,636	1,350	3,986
Depreciation and amortization	780	423	1,203
Purchases of property, plant and equipment	377	214	591
As of and for the Year Ended December 31, 2024
Net sales	$9,545	$7,363	$16,908
Segment operating EBITDA	2,219	1,272	3,491
Depreciation and amortization	805	422	1,227
Purchases of property, plant and equipment	365	232	597
As of and for the Year Ended December 31, 2023
Net sales	$9,472	$7,754	$17,226
Segment operating EBITDA	2,117	1,374	3,491
Depreciation and amortization	814	397	1,211
Purchases of property, plant and equipment	332	263	595

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Year Ended December 31, 2025
Net sales	$9,898	$7,503	$17,401
Cost of goods sold	4,533	4,585	9,118
Other expenses [1]	2,729	1,568	4,297
Segment operating EBITDA	$2,636	$1,350	$3,986

(In millions)	Seed	Crop Protection	Total
For the Year Ended December 31, 2024
Net sales	$9,545	$7,363	$16,908
Cost of goods sold	4,876	4,636	9,512
Other expenses [1]	2,450	1,455	3,905
Segment operating EBITDA	$2,219	$1,272	$3,491

(In millions)	Seed	Crop Protection	Total
For the Year Ended December 31, 2023
Net sales	$9,472	$7,754	$17,226
Cost of goods sold	4,982	4,913	9,895
Other expenses [1]	2,373	1,467	3,840
Segment operating EBITDA	$2,117	$1,374	$3,491
1. Other expenses consist primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)
Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from continuing operations after income taxes	$1,204	$863	$941
Provision for (benefit from) income taxes on continuing operations	484	412	152
Income (loss) from continuing operations before income taxes	$1,688	$1,275	$1,093
Depreciation and amortization	1,203	1,227	1,211
Interest income	(136)	(132)	(283)
Interest expense	180	233	233
Exchange (gains) losses - net	181	284	397
Non-operating (benefits) costs - net	39	174	151
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items	658	315	579
Separation costs	35	—	—
Corporate expenses	138	115	110
Segment operating EBITDA	$3,986	$3,491	$3,491

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The years ended December 31, 2025, 2024 and 2023, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2025
Restructuring and asset related charges - net [1]	$(4)	$(135)	$(7)	$(146)
Bayer resolution [2]	(610)	—	—	(610)
Gain (loss) on sale of business, assets and equity investments [3,4]	—	37	—	37
AltEn facility remediation charges [5]	(37)	—	—	(37)
Insurance proceeds [6]	—	98	—	98
Total	$(651)	$—	$(7)	$(658)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2024
Restructuring and asset related charges - net [1]	$(55)	$(142)	$(91)	$(288)
Gain (loss) on sale of business, assets and equity investments [4]	4	3	—	7
Inventory write-offs [4]	2	—	—	2
Insurance proceeds [6]	—	71	—	71
Estimated settlement expense [7]	—	(101)	—	(101)
Acquisition-related costs [8]	—	(6)	—	(6)
Total	$(49)	$(175)	$(91)	$(315)

Corteva, Inc.
Notes to the Consolidated Financial Statements (continued)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Year Ended December 31, 2023
Restructuring and asset related charges - net [1]	$(86)	$(228)	$(22)	$(336)
Gain (loss) on sale of business, assets and equity investments [4]	4	10	—	14
Inventory write-offs [4]	(7)	—	—	(7)
Spare parts write-off [3]	—	(12)	—	(12)
Estimated settlement expense [7]	—	(204)	—	(204)
Acquisition-related costs [8]	—	(45)	—	(45)
AltEn facility remediation charges [5]	(10)	—	—	(10)
Employee Retention Credit	—	3	—	3
Seed sale associated with Russia Exit [4,9]	18	—	—	18
Total	$(81)	$(476)	$(22)	$(579)
1.Includes restructuring plans and asset related charges as well as accelerated prepaid amortization expense. See Note 5 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, for additional information.
2.Consists of a charge relating to the resolution of litigation with Bayer. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.
3.Incremental gains (losses) associated with activities related to the Crop Protection Operations Strategy Restructuring Program. Within gain (loss) on sale of business, assets and equity investments, a $23 million benefit was recorded for the year ended December 31, 2025.
4.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. Within gain (loss) on sale of business, assets and equity investments, such benefits are $14 million, $7 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
5.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 15 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements, for additional information.
6.Includes proceeds received related to prior significant items.
7.Consists of estimated Lorsban® related charges.
8.Relates to acquisition-related costs, including transaction and third-party integration costs associated with the completed acquisitions of Stoller and Symborg as well as the recognition of the inventory fair value step-up.
9.Includes a benefit of $18 million for the year ended December 31, 2023, relating to the sale of seeds already under production in Russia when the decision to exit the country was made and that the company was contractually required to purchase. It consists of $71 million of net sales and $53 million of cost of goods sold for the year ended December 31, 2023.

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
Management assessed the effectiveness of EIDP's internal control over financial reporting as of December 31, 2025, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that EIDP maintained effective internal control over financial reporting as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of EIDP's internal control over financial reporting as of December 31, 2025, as stated in their report, which is presented on the following pages.

Charles V. Magro Chief Executive Officer and Director	David P. Johnson Executive Vice President, Chief Financial Officer and Director
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EIDP, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EIDP, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Product Sales

As described in Notes 2 and 4 to the Corteva, Inc. consolidated financial statements, net sales were $17.401 billion for the year ended December 31, 2025. Substantially all of the Company’s revenue is derived from product sales. Revenue is recognized from product sales when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. Control transfer occurs at a point in time according to shipping terms. The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and management’s best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price primarily utilize the expected value method based on historical experience. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

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
February 12, 2026

We have served as the Company’s auditor since 1946.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)	For the Year Ended December 31,
	2025	2024	2023
Net sales	$17,401	$16,908	$17,226
Cost of goods sold	9,172	9,529	9,920
Research and development expense	1,474	1,402	1,337
Selling, general and administrative expenses	3,492	3,196	3,176
Amortization of intangibles	644	685	683
Restructuring and asset related charges - net	146	288	336
Separation costs	35	—	—
Other income (expense) - net	(570)	(261)	(448)
Interest expense	180	233	253
Income (loss) from continuing operations before income taxes	1,688	1,314	1,073
Provision for (benefit from) income taxes on continuing operations	484	421	147
Income (loss) from continuing operations after income taxes	1,204	893	926
Income (loss) from discontinued operations after income taxes	(99)	56	(194)
Net income (loss)	1,105	949	732
Net income (loss) attributable to noncontrolling interests	1	2	2
Net income (loss) attributable to EIDP, Inc.	$1,104	$947	$730

See Notes to the Consolidated Financial Statements beginning on page F-78.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Net income (loss)	$1,105	$949	$732
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	867	(1,014)	425
Adjustments to pension benefit plans	(152)	127	(190)
Adjustments to other benefit plans	(26)	30	29
Unrealized gain (loss) on investments	6	(6)	—
Derivative instruments	(23)	71	(135)
Total other comprehensive income (loss)	672	(792)	129
Comprehensive income (loss)	1,777	157	861
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	2	2
Comprehensive income (loss) attributable to EIDP, Inc.	$1,776	$155	$859

See Notes to the Consolidated Financial Statements beginning on page F-78.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$4,521	$3,106
Marketable securities	9	63
Accounts and notes receivable - net	6,371	5,676
Inventories	5,667	5,432
Other current assets	767	820
Total current assets	17,335	15,097
Investment in nonconsolidated affiliates	160	134
Property, plant and equipment	9,551	9,074
Less: Accumulated depreciation	5,331	4,975
Net property, plant and equipment	4,220	4,099
Goodwill	10,465	10,408
Other intangible assets	8,301	8,876
Deferred income taxes	320	401
Other assets	2,044	1,810
Total Assets	$42,845	$40,825
Liabilities and Equity
Current liabilities
Short-term borrowings and finance lease obligations	$894	$750
Accounts payable	4,398	4,039
Income taxes payable	155	207
Deferred revenue	3,579	3,287
Accrued and other current liabilities	3,223	2,096
Total current liabilities	12,249	10,379
Long-term debt	1,686	1,953
Other noncurrent liabilities
Deferred income tax liabilities	251	478
Pension and other post-employment benefits	2,434	2,271
Other noncurrent obligations	1,963	1,707
Total noncurrent liabilities	6,334	6,409
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2025 and December 31, 2024:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	24,610	24,464
Due from Parent	—	(129)
Retained earnings (accumulated deficit)	2,207	2,930
Accumulated other comprehensive income (loss)	(2,797)	(3,469)
Total EIDP, Inc. stockholders’ equity	24,259	24,035
Noncontrolling interests	3	2
Total equity	24,262	24,037
Total Liabilities and Equity	$42,845	$40,825
See Notes to the Consolidated Financial Statements beginning on page F-78.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$1,105	$949	$732
(Income) loss from discontinued operations after income taxes	99	(56)	194
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,203	1,227	1,211
Provision for (benefit from) deferred income tax	(41)	(365)	(438)
Net periodic pension and OPEB (benefit) cost, net	36	160	138
Pension and OPEB contributions	(136)	(151)	(149)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	(41)	(17)	(22)
Restructuring and asset related charges - net	146	288	336
Other net loss	545	383	578
Changes in assets and liabilities, net
Accounts and notes receivable	(261)	(705)	358
Inventories	(35)	1,110	57
Accounts payable	231	(115)	(663)
Deferred revenue	270	(86)	(11)
Other assets and liabilities	336	(284)	(553)
Cash provided by (used for) operating activities - continuing operations	3,457	2,338	1,768
Cash provided by (used for) operating activities - discontinued operations	(51)	(151)	(40)
Cash provided by (used for) operating activities	3,406	2,187	1,728
Investing activities
Capital expenditures	(591)	(597)	(595)
Net payment from (advances to) Parent on in-house banking arrangement	—	361	(20)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	54	5	57
Acquisitions of businesses - net of cash acquired	—	—	(1,456)
Investments in and loans to nonconsolidated affiliates	(20)	(7)	(32)
Purchases of investments	—	(144)	(148)
Proceeds from sales and maturities of investments	135	130	147
Proceeds from settlement of net investment hedge	(83)	63	42
Other investing activities, net	(38)	(39)	(2)
Cash provided by (used for) investing activities	(543)	(228)	(2,007)
Financing activities
Net change in borrowings (less than 90 days)	—	53	(6)
Net payment from (advances to) Parent on in-house banking arrangement	129	(129)	—
Payments on related party debt	—	—	(1,129)
Proceeds from debt	1,730	3,072	3,429
Payments on debt	(1,871)	(2,885)	(2,309)
Proceeds from exercise of stock options	88	60	31
Dividends paid to Parent	(1,682)	(1,750)	—
Other financing activities, net	(38)	(23)	(54)
Cash provided by (used for) financing activities	(1,644)	(1,602)	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	84	(93)	(143)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	1,303	264	(460)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,422	3,158	3,618
Cash, cash equivalents and restricted cash equivalents at end of period	$4,725	$3,422	$3,158
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized [1]	$191	$244	$234
Income taxes	750	707	535
1.Reflects interest, net of amounts capitalized, paid to external parties. For information associated with interest paid on related party debt refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements.
See Notes to the Consolidated Financial Statements beginning on page F-78.

EIDP, Inc.
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	$239	$—	$24,284	$—	$3,031	$(2,806)	$1	$24,749
Net income (loss)					730		2	732
Other comprehensive income (loss)						129		129
Share-based compensation			28		(2)			26
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Issuance of Corteva Stock			40					40
Other - net			(3)		(2)		(1)	(6)
Balance at December 31, 2023	$239	$—	$24,349	$—	$3,747	$(2,677)	$2	$25,660
Net income (loss)					947		2	949
Other comprehensive income (loss)						(792)		(792)
Due from Parent				(129)				(129)
Share-based compensation			47		(2)			45
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Issuance of Corteva Stock			60					60
Dividend to Parent					(1,750)			(1,750)
Other - net			8		(2)		(2)	4
Balance at December 31, 2024	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037
Net income (loss)					1,104		1	1,105
Other comprehensive income (loss)						672		672
Due from Parent				129				129
Share-based compensation			57		(2)			55
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)					(10)			(10)
Issuance of Corteva Stock			88					88
Dividend to Parent					(1,815)			(1,815)
Other - net			1					1
Balance at December 31, 2025	$239	$—	$24,610	$—	$2,207	$(2,797)	$3	$24,262
See Notes to the Consolidated Financial Statements beginning on page F-78.

EIDP, Inc.
Notes to the Consolidated Financial Statements

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - BASIS OF PRESENTATION

Corteva, Inc. owns 100 percent of the outstanding common stock of EIDP. EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. The primary differences between Corteva, Inc. and EIDP are outlined below:

•Preferred Stock - EIDP has preferred stock outstanding to third parties which is accounted for as a noncontrolling interest at the Corteva, Inc. level. Each share of EIDP Preferred Stock - $4.50 Series and EIDP Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Separation remains issued and outstanding as to EIDP and was unaffected by the Corteva Separation.
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
•Master In-House Banking Agreement - A Master In-House Banking Agreement exists to which EIDP is a party, along with Corteva and certain consolidated subsidiaries, as more fully described in EIDP Note 2 – Related Party Transactions, of the EIDP Consolidated Financial Statements. Through the third quarter of 2024, EIDP earned interest on Corteva, Inc.’s borrowings under the Master In-House Banking Agreement; however, beginning in the fourth quarter of 2024 no interest has been recognized by EIDP and the amount due from Corteva, Inc. is classified within equity of EIDP due to a change in repayment intent related to the arrangement. Such transactions are eliminated in consolidation at the Corteva, Inc. level.
•Dividends - The Board of Directors of EIDP authorizes and declares a quarterly dividend to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the subsequent quarter.
•Capital Structure - At December 31, 2025, Corteva, Inc.'s capital structure consists of 672,163,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following Corteva, Inc. footnotes:
•Note 1 - Background and Basis of Presentation - refer to page F-11 of the Corteva, Inc. Consolidated Financial Statements
•Note 2 - Summary of Significant Accounting Policies - refer to page F-12 of the Corteva, Inc. Consolidated Financial Statements
•Note 3 - Recent Accounting Guidance - refer to page F-16 of the Corteva, Inc. Consolidated Financial Statements
•Note 4 - Revenue - refer to page F-17 of the Corteva, Inc. Consolidated Financial Statements
•Note 5 - Restructuring and Asset Related Charges - Net - refer to page F-19 of the Corteva, Inc. Consolidated Financial Statements
•Note 6 - Supplementary Information - refer to page F-21 of the Corteva, Inc. Consolidated Financial Statements. In addition, EIDP earned interest on a related party loan receivable from Corteva, Inc. through the third quarter of 2024; refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements, below
•Note 7 - Income Taxes - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 3 - Income Taxes, of the EIDP Consolidated Financial Statements, below
•Note 8 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 9 - Accounts and Notes Receivable - Net - refer to page F-29 of the Corteva, Inc. Consolidated Financial Statements
•Note 10 - Inventories - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 11 - Property, Plant and Equipment - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 12 - Goodwill and Other Intangible Assets - refer to page F-30 of the Corteva, Inc. Consolidated Financial Statements
•Note 13 - Leases - refer to page F-31 of the Corteva, Inc. Consolidated Financial Statements
•Note 14 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities - refer to page F-33 of the Corteva, Inc. Consolidated Financial Statements. In addition, EIDP had a related party loan payable to Corteva, Inc. which was repaid during the fourth quarter of 2023; refer to EIDP Note 2 - Related Party Transactions, of the EIDP Consolidated Financial Statements, below
•Note 15 - Commitments and Contingent Liabilities - refer to page F-35 of the Corteva, Inc. Consolidated Financial Statements
•Note 16 - Stockholders' Equity - refer to page F-45 of the Corteva, Inc. Consolidated Financial Statements

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

•Note 17 - Pension Plans and Other Post-Employment Benefits - refer to page F-47 of the Corteva, Inc. Consolidated Financial Statements
•Note 18 - Stock-Based Compensation - refer to page F-56 of the Corteva, Inc. Consolidated Financial Statements
•Note 19 - Financial Instruments - refer to page F-58 of the Corteva, Inc. Consolidated Financial Statements
•Note 20 - Fair Value Measurements - refer to page F-63 of the Corteva, Inc. Consolidated Financial Statements
•Note 21 - Geographic Information - refer to page F-64 of the Corteva, Inc. Consolidated Financial Statements
•Note 22 - Segment Information - Differences exist between Corteva, Inc. and EIDP; refer to EIDP Note 4 - Segment Information, of the EIDP Consolidated Financial Statements, below

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies. Historically, in periods where EIDP had a net amount due from Corteva, Inc., EIDP classified the amount within other assets given Corteva, Inc. had both the ability and intent to repay the amounts due. Beginning in the fourth quarter of 2024, Corteva, Inc.'s intent to repay the amounts due changed and therefore, borrowings under this agreement are now classified within equity of EIDP. Through the third quarter of 2024, EIDP earned interest income from Corteva, Inc. of $38 million under this agreement, which is reflected as other income (expense) - net in EIDP's Consolidated Statements of Operations. As of December 31, 2025 and 2024, EIDP had a due from parent of $— million and $129 million, respectively, classified within the equity section of EIDP’s Consolidated Balance Sheets.

In December 2025, the Board of Directors of EIDP authorized and declared a dividend of $195 million to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the first quarter of 2026. At December 31, 2025, EIDP had a dividend payable to Corteva, Inc. of $133 million.

EIDP declared cash dividends of $1,815 million and $1,750 million for the years ended December 31, 2025 and 2024, respectively. Cash dividends paid to Corteva, Inc. during the years ended December 31, 2025 and 2024 were $1,682 million and $1,750 million, respectively.

In the second quarter of 2019, EIDP entered into a related party revolving loan from Corteva, Inc., with a maturity date in 2024.
EIDP repaid the outstanding related party revolving loan balance during the fourth quarter of 2023. EIDP incurred interest expense of $20 million and paid interest of $40 million for the year ended December 31, 2023 associated with the related party loan to Corteva, Inc., net of interest income earned from the Master In-House Banking Agreement.

As of December 31, 2025 and 2024, EIDP had payables to Corteva, Inc. of $27 million and $9 million, included in accrued and other current liabilities, respectively, and $154 million and $149 million included in other noncurrent obligations, respectively, in the Consolidated Balance Sheets related to Corteva's indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to page F-37 of the Corteva, Inc. Consolidated Financial Statements for further details of the Separation Agreements).

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 3 - INCOME TAXES

Refer to page F-23 of the Corteva, Inc. Consolidated Financial Statements for discussion of tax items that do not differ between Corteva, Inc. and EIDP. Since the reconciliation to the U.S. statutory rate for the year ended December 31, 2025 is the same for both Corteva, Inc. and EIDP, such information is omitted from the table below.

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	For the Year Ended December 31,
(In millions)	2025	2024	2023
Income (loss) from continuing operations before income taxes
Domestic	$325	$363	$(434)
Foreign	1,363	951	1,507
Income (loss) from continuing operations before income taxes	$1,688	$1,314	$1,073
Current tax expense (benefit)
Federal	$87	$292	$138
State and local	26	47	40
Foreign	412	447	407
Total current tax expense (benefit)	$525	$786	$585
Deferred tax expense (benefit)
Federal	$(139)	$(300)	$(326)
State and local	(24)	(28)	(50)
Foreign	122	(37)	(62)
Total deferred tax expense (benefit)	$(41)	$(365)	$(438)
Provision for (benefit from) income taxes on continuing operations	484	421	147
Net income (loss) from continuing operations	$1,204	$893	$926

Reconciliation to U.S. Statutory Rate	For the Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
Effective tax rates on international operations - net [1]	4.6	(1.9)
Acquisitions, divestitures and ownership restructuring activities [2]	(1.1)	3.6
U.S. research and development credit	(4.5)	(6.0)
Exchange gains/losses [3]	1.7	2.0
State and local income taxes - net	1.3	0.9
Impact of Swiss Tax Changes [4]	—	(8.0)
Excess tax benefits/deficiencies from stock compensation	(0.2)	(0.6)
Tax settlements and expiration of statute of limitations	(1.6)	(0.4)
Impact of Brazil valuation allowance [6]	9.1	—
Repatriation of foreign earnings [5]	1.7	2.9
Other – net	—	0.2
Effective tax rate	32.0%	13.7%
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

EIDP, Inc.
Notes to the Consolidated Financial Statements (continued)

NOTE 4 - SEGMENT INFORMATION

There are no differences in reporting structure or segments between Corteva, Inc. and EIDP. In addition, there are no differences between Corteva, Inc. and EIDP segment net sales, segment operating EBITDA or significant items by segment; refer to page F-65 of the Corteva, Inc. Consolidated Financial Statements for background information on the segments as well as further details regarding segment metrics. The tables below reconcile income (loss) from continuing operations after income taxes to segment operating EBITDA, as differences exist between Corteva, Inc. and EIDP.

Reconciliation to Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA (In millions)	For the Year Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations after income taxes	$1,204	$893	$926
Provision for (benefit from) income taxes on continuing operations	484	421	147
Income (loss) from continuing operations before income taxes	$1,688	$1,314	$1,073
Depreciation and amortization	1,203	1,227	1,211
Interest income	(136)	(171)	(283)
Interest expense	180	233	253
Exchange (gains) losses - net	181	284	397
Non-operating (benefits) costs - net	39	174	151
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	—	—	—
Significant items	658	315	579
Separation costs	35	—	—
Corporate expenses	138	115	110
Segment operating EBITDA	$3,986	$3,491	$3,491

ITEM 16.  FORM 10-K SUMMARY

Not applicable.