Form 10-Q
period 2026-03-31
Corteva, Inc.; EIDP, Inc.
filed 2026-05-06
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Corteva, Inc. had 668,820,000 shares of common stock, par value $0.01 per share, outstanding at April 29, 2026.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at April 29, 2026, all of which are held by Corteva, Inc.

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

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

• “Corteva” or “the company” refers to Corteva, Inc. and its consolidated subsidiaries (including EIDP);
• “EIDP” refers to EIDP, Inc. (formerly known as E. I. du Pont de Nemours and Company) and its consolidated subsidiaries or EIDP, Inc. excluding its consolidated subsidiaries, as the context may indicate;
• “DowDuPont” refers to DowDuPont Inc. and its subsidiaries prior to the Corteva Separation (defined below);
• “Historical Dow” refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization (defined below);
• “Historical DuPont” refers to EIDP prior to the Internal Reorganization (defined below);
• “Internal Reorganizations” refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three subgroups: agriculture, materials science and specialty products. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
• “Dow Distribution” refers to the separation of DowDuPont's materials science business into a separate and independent public company on April 1, 2019 by way of a distribution of Dow Inc. through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow Inc.’s common stock;
• “Merger” refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont on August 31, 2017;
• “Dow” refers to Dow Inc. after the Dow Distribution;
• “DuPont” refers to DuPont de Nemours, Inc. after the Corteva Separation (on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc.);
• “Separation” or “Corteva Separation” refers to June 1, 2019, when Corteva, Inc. became an independent, publicly traded company;
• “Corteva Distribution” refers to the pro rata distribution of all of the then-issued and outstanding shares of Corteva, Inc.'s common stock on June 1, 2019, which was then a wholly-owned subsidiary of DowDuPont, to holders of DowDuPont's common stock as of the close of business on May 24, 2019;
• “Distributions” refers to the Dow Distribution and the Corteva Distribution; and
• “Letter Agreement” refers to the Letter Agreement executed by DuPont and Corteva on June 1, 2019, which sets forth certain additional terms and conditions related to the Corteva Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions.

This Quarterly Report on Form 10-Q is a combined report being filed separately by Corteva, Inc. and EIDP, Inc.. The information in this Quarterly Report on Form 10-Q is equally applicable to Corteva, Inc. and EIDP, Inc., except where otherwise indicated.

The separate EIDP, Inc. financial statements and footnotes for areas that differ from Corteva, Inc., are included within this Quarterly Report on Form 10-Q. Footnotes of EIDP, Inc. that are identical to that of Corteva, Inc. are cross-referenced accordingly.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net sales	$4,905	$4,417
Cost of goods sold	2,372	2,342
Research and development expense	341	335
Selling, general and administrative expenses	877	751
Amortization of intangibles	160	162
Restructuring and asset related charges - net	92	22
Separation costs	52	—
Other income (expense) - net	(117)	15
Interest expense	36	36
Income (loss) from continuing operations before income taxes	858	784
Provision for (benefit from) income taxes on continuing operations	133	117
Income (loss) from continuing operations after income taxes	725	667
Income (loss) from discontinued operations after income taxes	(2)	(11)
Net income (loss)	723	656
Net income (loss) attributable to noncontrolling interests	3	4
Net income (loss) attributable to Corteva	$720	$652
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.07	$0.97
Basic earnings (loss) per share of common stock from discontinued operations	—	(0.02)
Basic earnings (loss) per share of common stock	$1.07	$0.95
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.07	$0.97
Diluted earnings (loss) per share of common stock from discontinued operations	—	(0.02)
Diluted earnings (loss) per share of common stock	$1.07	$0.95

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$723	$656
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(129)	186
Adjustments to pension benefit plans	(4)	1
Adjustments to other benefit plans	(3)	(3)
Unrealized gain (loss) on investments	1	2
Derivative instruments	(8)	12
Total other comprehensive income (loss)	(143)	198
Comprehensive income (loss)	580	854
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	3	4
Comprehensive income (loss) attributable to Corteva	$577	$850

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,964	$4,521	$2,008
Marketable securities	2	9	1
Accounts and notes receivable - net	9,088	6,371	8,294
Inventories	5,202	5,667	5,132
Other current assets	1,129	767	1,152
Total current assets	17,385	17,335	16,587
Investment in nonconsolidated affiliates	165	160	136
Property, plant and equipment	9,617	9,551	9,244
Less: Accumulated depreciation	5,434	5,331	5,139
Net property, plant and equipment	4,183	4,220	4,105
Goodwill	10,409	10,465	10,332
Other intangible assets	8,147	8,301	8,718
Deferred income taxes	395	320	413
Other assets	2,033	2,044	1,832
Total Assets	$42,717	$42,845	$42,123
Liabilities and Equity
Current liabilities
Short-term borrowings	$1,674	$894	$2,291
Accounts payable	4,187	4,398	3,905
Income taxes payable	229	155	322
Deferred revenue	2,773	3,579	2,631
Accrued and other current liabilities	2,991	3,099	2,332
Total current liabilities	11,854	12,125	11,481
Long-term debt	1,682	1,686	1,792
Other noncurrent liabilities
Deferred income tax liabilities	290	251	369
Pension and other post-employment benefits	2,388	2,434	2,239
Other noncurrent obligations	1,898	1,963	1,715
Total noncurrent liabilities	6,258	6,334	6,115
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at March 31, 2026 - 670,044,000; December 31, 2025 - 672,163,000; and March 31, 2025 - 683,026,000	7	7	7
Additional paid-in capital	26,859	27,001	26,962
Retained earnings (accumulated deficit)	436	(67)	587
Accumulated other comprehensive income (loss)	(2,940)	(2,797)	(3,271)
Total Corteva stockholders’ equity	24,362	24,144	24,285
Noncontrolling interests	243	242	242
Total equity	24,605	24,386	24,527
Total Liabilities and Equity	$42,717	$42,845	$42,123

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$723	$656
(Income) loss from discontinued operations after income taxes	2	11
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	297	296
Provision for (benefit from) deferred income tax	(52)	(122)
Net periodic pension and OPEB (benefit) cost, net	(3)	10
Pension and OPEB contributions	(48)	(51)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	3	(4)
Restructuring and asset related charges - net	92	22
Other net loss	157	75
Changes in assets and liabilities, net
Accounts and notes receivable	(2,810)	(2,505)
Inventories	439	379
Accounts payable	(221)	(190)
Deferred revenue	(790)	(667)
Other assets and liabilities	(674)	(11)
Cash provided by (used for) operating activities - continuing operations	(2,885)	(2,101)
Cash provided by (used for) operating activities - discontinued operations	(6)	(8)
Cash provided by (used for) operating activities	(2,891)	(2,109)
Investing activities
Capital expenditures	(81)	(94)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	—	8
Investments in and loans to nonconsolidated affiliates	(3)	—
Proceeds from sales and maturities of investments	8	62
Other investing activities, net	(1)	(10)
Cash provided by (used for) investing activities	(77)	(34)
Financing activities
Net change in borrowings (less than 90 days)	521	745
Proceeds from debt	268	637
Payments on debt	(22)	(14)
Repurchase of common stock	(250)	(270)
Proceeds from exercise of stock options	17	35
Dividends paid to stockholders	(121)	(116)
Other financing activities, net	(24)	(22)
Cash provided by (used for) financing activities	389	995
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(5)	21
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,584)	(1,127)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,725	3,422
Cash, cash equivalents and restricted cash equivalents at end of period [1]	$2,141	$2,295
1. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2026
Balance at January 1, 2026	$7	$27,001	$(67)	$(2,797)	$242	$24,386
Net income (loss)			720		3	723
Other comprehensive income (loss)				(143)		(143)
Share-based compensation		(2)				(2)
Common dividends ($0.18 per share)		(121)				(121)
Issuance of Corteva stock		17				17
Repurchase of common stock		(36)	(214)			(250)
Other - net			(3)		(2)	(5)
Balance at March 31, 2026	$7	$26,859	$436	$(2,940)	$243	$24,605

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$7	$27,196	$55	$(3,469)	$241	$24,030
Net income (loss)			652		4	656
Other comprehensive income (loss)				198		198
Share-based compensation		(2)				(2)
Common dividends ($0.17 per share)		(116)				(116)
Issuance of Corteva stock		35				35
Repurchase of common stock		(150)	(120)			(270)
Other - net		(1)			(3)	(4)
Balance at March 31, 2025	$7	$26,962	$587	$(3,271)	$242	$24,527

See Notes to the Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, collectively referred to as the “2025 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. The interim Consolidated Financial Statements and other financial information included in this Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Since 2018, Argentina has been considered a highly-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and approximately 1 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 6 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2025 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which can be used to pay off outstanding intercompany payables. As of March 31, 2026, the company holds these foreign government bonds with an amortized cost of $25 million as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 15 – Financial Instruments, to the interim Consolidated Financial Statements, for additional information. As of March 31, 2026, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of March 31, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

NOTE 3 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $147 million, $150 million and $135 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over a period of six years.

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

Contract Balances	March 31, 2026	December 31, 2025	March 31, 2025
(In millions)
Contract assets - current [1]	$34	$34	$30
Contract assets - noncurrent [2]	$82	$83	$73
Deferred revenue - current	$2,773	$3,579	$2,631
Deferred revenue - noncurrent [3]	$113	$125	$111
1.Included in other current assets in the interim Consolidated Balance Sheets.
2.Included in other assets in the interim Consolidated Balance Sheets.
3.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period was $1,268 million and $1,174 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two operating segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended March 31,
(In millions)	2026	2025
Corn	$2,373	$2,069
Soybean	306	305
Other oilseeds	245	223
Other	99	110
Seed	3,023	2,707
Herbicides	1,027	860
Insecticides	377	336
Fungicides	334	304
Biologicals	70	84
Other	74	126
Crop Protection	1,882	1,710
Total	$4,905	$4,417

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended March 31,
(In millions)	2026	2025
North America [1]	$1,770	$1,597
EMEA [2]	928	826
Latin America	224	185
Asia Pacific	101	99
Total	$3,023	$2,707

Crop Protection	Three Months Ended March 31,
(In millions)	2026	2025
North America [1]	$669	$613
EMEA [2]	727	651
Latin America	282	257
Asia Pacific	204	189
Total	$1,882	$1,710
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa (“EMEA”).

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2026 Restructuring Actions
On March 15, 2026, management of the company approved a restructuring program designed to align the company’s organizational structure and geographic footprint with the operational needs of each function as the company prepares for the intended separation of its businesses (the “2026 Restructuring Actions”). The restructuring actions primarily consist of workforce reductions across commercial and functional support areas and are intended to right‑size the organization and support the future standalone operating models. The restructuring actions are expected to be substantially complete by December 2026.

The company expects to incur aggregate pre‑tax restructuring and asset related charges of approximately $70 million to $80 million in connection with the 2026 Restructuring Actions, consisting solely of severance and related benefit costs. Reductions in workforce are subject to local regulatory requirements. For the three months ended March 31, 2026, the company recorded pre‑tax restructuring and asset related charges of $78 million, which consist entirely of severance and related benefit costs and are classified as corporate‑related charges. At March 31, 2026, the restructuring liability was $78 million.

Cash payments related to the 2026 Restructuring Actions are expected to total approximately $70 million to $80 million. Through March 31, 2026, the company has made no payments related to these restructuring actions; however, cash payments are expected to be paid over the course of the next year, with substantially all payments anticipated to occur during 2026. The company does not anticipate material revisions to the estimated costs or timing of payments related to the 2026 Restructuring Actions.

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the “Crop Protection Operations Strategy Restructuring Program”). The plan includes the exit of the company's production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations. In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include updates to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site.

The company expects to record aggregate pre-tax restructuring and asset related charges of $650 million to $700 million, comprised of $85 million to $105 million of severance and related benefit costs, $320 million to $340 million of asset related and impairment charges and $245 million to $255 million of costs related to exiting the company’s production activities and

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the first quarter of 2026, the company recorded net pre-tax restructuring and asset related charges of $625 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $102 million of severance and related benefit costs, $340 million of asset related and impairment charges, $82 million of decommissioning and demolition costs, and $101 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $330 million to $360 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the first quarter of 2026, the company paid $228 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2026.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three months ended March 31, 2026 and 2025:

(In millions)	Three Months Ended March 31,
	2026	2025
Severance and related benefit costs [1]	$—	$9
Asset related charges [2]	—	12
Decommissioning and demolition costs [2]	12	5
Contract termination charges [2]	2	—
Total restructuring and asset related charges - net	$14	$26
1.Reflects corporate-related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.

The following table summarizes changes to liability balances related to the Crop Protection Operations Strategy Restructuring Program for the quarter ended March 31, 2026:

(In millions)	Severance and Related Benefit Costs	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2025	$32	$8	$54	$94
Charges to income from continuing operations	—	12	2	14
Payments	(6)	(13)	(32)	(51)
Balance at March 31, 2026	$26	$7	$24	$57

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended March 31,
(In millions)	2026	2025
Interest income	$34	$32
Equity in earnings (losses) of affiliates - net	16	11
Net gain (loss) on sales of businesses and other assets	(3)	4
Net exchange gains (losses) [1]	(67)	(27)
Non-operating pension and other post employment benefit credits (costs) [2]	7	(6)
Miscellaneous income (expenses) - net [3]	(104)	1
Other income (expense) - net	$(117)	$15
1.Includes net pre-tax exchange gains (losses) of $4 million and $— million associated with impacts from the devaluation of the Argentine Peso for the three months ended March 31, 2026 and 2025, respectively.
2.Includes non-service related components of net periodic benefit credits (costs), comprised of interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss).
3.The three months ended March 31, 2026 includes a settlement charge associated with the Crop Protection loyalty program multi-district litigation plaintiffs and tax expense related to intellectual property realignment. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information related to the litigation matter. The three months ended March 31, 2025 includes miscellaneous immaterial items.

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

	Three Months Ended March 31,
(In millions)	2026	2025
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$85	$(47)
Local tax (expenses) benefits	(24)	(1)
Net after-tax impact from subsidiary exchange gain (loss)	$61	$(48)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(152)	$20
Tax (expenses) benefits	34	(2)
Net after-tax impact from hedging program exchange gain (loss)	$(118)	$18

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(67)	$(27)
Tax (expenses) benefits	10	(3)
Net after-tax exchange gain (loss)	$(57)	$(30)

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents	$1,964	$4,521	$2,008
Restricted cash equivalents	177	204	287
Total cash, cash equivalents and restricted cash equivalents	$2,141	$4,725	$2,295

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of March 31, 2026, December 31, 2025 and March 31, 2025, except for the $15 million MOU Escrow Account balance at March 31, 2025. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounts payable
At March 31, 2026, December 31, 2025 and March 31, 2025, accounts payable was $4,187 million, $4,398 million and $3,905 million, respectively, which includes accounts payable - trade of $2,066 million, $2,871 million, and $2,000 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $120 million, $420 million, and $145 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, which is measured at fair value using Level 2 inputs for each period presented.

NOTE 6 - INCOME TAXES

The effective tax rate for the three months ended March 31, 2026 and 2025 was 15.5 percent and 14.9 percent, respectively.

During the three months ended March 31, 2026 and 2025, the company recognized $51 million and $27 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the three months ended March 31, 2026, the company recognized a $35 million tax benefit related to intellectual property realignment. During the three months ended March 31, 2025, the company recognized a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended March 31,
(In millions)	2026	2025
Income (loss) from continuing operations after income taxes	$725	$667
Net income (loss) attributable to continuing operations noncontrolling interests	3	4
Income (loss) from continuing operations available to Corteva common stockholders	722	663
Income (loss) from discontinued operations available to Corteva common stockholders	(2)	(11)
Net income (loss) available to common stockholders	$720	$652

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended March 31,
(Dollars per share)	2026	2025
Earnings (loss) per share of common stock from continuing operations	$1.07	$0.97
Earnings (loss) per share of common stock from discontinued operations	—	(0.02)
Earnings (loss) per share of common stock	$1.07	$0.95

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended March 31,
(Dollars per share)	2026	2025
Earnings (loss) per share of common stock from continuing operations	$1.07	$0.97
Earnings (loss) per share of common stock from discontinued operations	—	(0.02)
Earnings (loss) per share of common stock	$1.07	$0.95

Share Count Information	Three Months Ended March 31,
(Shares in millions)	2026	2025
Weighted-average common shares - basic	672.5	684.9
Plus: dilutive effect of equity compensation plans [1]	1.1	1.7
Weighted-average common shares - diluted	673.6	686.6
Potential shares of common stock excluded from EPS calculations [2]	2.6	3.1
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Accounts receivable – trade [1]	$7,262	$4,881	$6,765
Notes receivable – trade [1,2]	497	153	486
Other [3]	1,329	1,337	1,043
Total accounts and notes receivable - net	$9,088	$6,371	$8,294
1.Accounts and notes receivable – trade are net of allowances of $286 million, $241 million and $190 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and crop protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of March 31, 2026, December 31, 2025 and March 31, 2025, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $111 million, $117 million and $130 million as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the three months ended March 31, 2025 and 2026:

(In millions)
2025
Balance at December 31, 2024	$179
Net provision for credit losses	21
Other - net of write-offs charged against allowance	(10)
Balance at March 31, 2025	$190
2026
Balance at December 31, 2025	$241
Net provision for credit losses	49
Other - net of write-offs charged against allowance	(4)
Balance at March 31, 2026	$286

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

Trade receivables sold under these agreements were $27 million and $26 million for the three months ended March 31, 2026 and 2025, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of March 31, 2026, December 31, 2025 and March 31, 2025 were $6 million, $17 million and $16 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the three months ended March 31, 2026 and 2025 was not material. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Finished products	$3,044	$2,956	$2,827
Semi-finished products	1,749	2,276	1,881
Raw materials and supplies	409	435	424
Total inventories	$5,202	$5,667	$5,132

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2026			December 31, 2025			March 31, 2025
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,649)	$4,642	$6,291	$(1,587)	$4,704	$6,291	$(1,399)	$4,892
Customer-related	2,398	(1,059)	1,339	2,394	(1,024)	1,370	2,349	(896)	1,453
Developed technology	1,854	(1,313)	541	1,860	(1,283)	577	1,838	(1,197)	641
Trademarks/trade names	2,056	(488)	1,568	2,056	(466)	1,590	2,056	(402)	1,654
Other [1]	368	(316)	52	368	(313)	55	388	(315)	73
Total other intangible assets with finite lives	12,967	(4,825)	8,142	12,969	(4,673)	8,296	12,922	(4,209)	8,713
Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	5	—	5	5	—	5	5	—	5
Total other intangible assets with indefinite lives	5	—	5	5	—	5	5	—	5
Total other intangible assets	$12,972	$(4,825)	$8,147	$12,974	$(4,673)	$8,301	$12,927	$(4,209)	$8,718
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $160 million and $162 million for the three months ended March 31, 2026 and 2025, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2026 and each of the next five years is approximately $478 million, $577 million, $555 million, $532 million, $522 million and $522 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and long-term debt:

Short-term borrowings
(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Commercial paper	$667	$—	$1,357
364-Day Revolving Credit Facility	—	—	—
Other loans - various currencies	216	112	261
Long-term debt payable within one year	791	782	673
Total short-term borrowings	$1,674	$894	$2,291

Long-term debt
(In millions)	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$—		$—		$500	1.70%
Maturing in May 2026	600	4.50%	600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in May 2032	500	5.125%	500	5.125%	—
Maturing in May 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans	191	15.65%	182	12.70%	173	12.70%
Medium-term notes, varying maturities through 2041	97	3.63%	102	3.76%	104	4.27%
Less: Unamortized debt discount and issuance costs	15		16		12
Less: Long-term debt due within one year	791		782		673
Total long-term debt	$1,682		$1,686		$1,792

The estimated fair value of the company's short-term and long-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issuances, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings approximated carrying value.

The fair value of the company’s long-term borrowings, including debt due within one year, was $2,448 million, $2,462 million and $2,404 million as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Debt Offering
In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at March 31, 2026 was approximately $69 million. The company’s short-term foreign currency loans have varying maturities through 2026. During the first quarter of 2026, the company's long-term foreign currency loans were amended to extend the maturity date to May 2026, which resulted in a corresponding change in the interest rate.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and available credit facilities at March 31, 2026
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2026	1,250	1,250	February 2027	Floating Rate
Total committed and available credit facilities		$6,000	$6,000

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2026, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2026, the company amended its January 2023 (as amended in July 2023, January 2024, February 2024 and February 2025) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”), increasing the facility amount from $750 million to $1.25 billion, extending the expiration date to February 2027 and amending the interest rate to Term SOFR plus the applicable margin. In February 2025, the company amended the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2026, the company was in compliance with these covenants.

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

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the finance provider may terminate the agreement upon providing, in most cases, at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At March 31, 2026, December 31, 2025 and March 31, 2025, the outstanding obligations under supplier finance programs was

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$146 million, $121 million and $163 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended March 31, 2026 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2025	$121
Invoices confirmed during the period	176
Confirmed invoices paid during the period	(151)
Confirmed obligations outstanding at March 31, 2026	$146

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At March 31, 2026, December 31, 2025 and March 31, 2025, the company had directly guaranteed $78 million, $71 million and $73 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. The maximum future payments include $4 million, $5 million and $7 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $138 million, $234 million and $130 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

Chemours Separation Agreement (Performance Chemicals)
Pursuant to the Chemours Separation Agreement resulting from the 2015 spin-off of the Performance Chemicals segment from Historical DuPont, The Chemours Company (“Chemours”) indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. Additionally, in January 2021, a binding memorandum of understanding as described below replaced the potential future liability sharing arrangements established in the 2017 amendment to the Chemours Separation Agreement. At March 31, 2026, December 31, 2025 and March 31, 2025, the indemnification assets from Chemours were $135 million, $138 million, and $40 million, respectively, within accounts and notes receivable - net and $470 million, $470 million and $301 million, respectively, within other assets in the interim Consolidated Balance Sheets. These indemnification assets are regularly assessed for collectability and the company has concluded that these assets are recoverable. The liabilities subject to Chemours indemnification are considered stray liabilities under the Corteva Separation Agreement. Therefore, if Chemours fails to indemnify the company, these stray liabilities are subject to proportionate cost sharing between Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, as further described in this footnote below.

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

The company made its annual installment deposits due to the MOU Escrow Account through March 31, 2026. The MOU escrow account contains $105 million as of March 31, 2026, representing the aggregate contributions from Chemours, DuPont and Corteva, less withdrawals to fund related settlements.

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

The Chemours Separation Agreement obligates Chemours to defend and indemnify EIDP in legacy asbestos cases. As of March 31, 2026, there were approximately 900 pending lawsuits, with most being allegations of personal injury from Historical DuPont contractors. At March 31, 2026, an accrual and related indemnification asset have been established for this matter, substantially all of which are recorded in other noncurrent obligations and other assets, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement (“TMA”), the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow assets, employees, certain liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) and provides for indemnification obligation among the parties. Under the Corteva Separation Agreement, DuPont indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that arose prior to the Corteva Distribution, Dow indemnifies Corteva against certain litigation, environmental, tax, workers' compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

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

On November 1, 2025, DuPont spun off its electronics business, Qnity Electronics, Inc. (“Qnity”). DuPont, Corteva and Qnity entered into a letter agreement, effective November 1, 2025, affirming that DuPont is not novated from its obligations with respect to Corteva for legacy liabilities allocated to Qnity in its spin-off (“Qnity Letter Agreement”). Additionally, under the Qnity Letter Agreement, Corteva has certain third-party beneficiary rights to enforce indemnity and payment obligations of DuPont's with respect to legacy liabilities allocated to Qnity subject to: (i) DuPont's consent; or (ii) Corteva's receipt of a judgment that includes payment obligations for legacy liabilities attributable to Qnity, and either DuPont does not use commercially reasonable efforts to enforce the payment obligation against Qnity, or DuPont files for bankruptcy.

At March 31, 2026, December 31, 2025 and March 31, 2025, the aggregate indemnification assets from DuPont and Dow were $103 million, $104 million and $40 million, respectively, within accounts and notes receivable - net and $283 million, $263 million and $138 million, respectively, within other assets in the interim Consolidated Balance Sheets. At March 31, 2026, December 31, 2025 and March 31, 2025, the aggregate indemnification liabilities to DuPont and Dow were $28 million, $26 million and $17 million, respectively, within accrued and other current liabilities and $103 million, $154 million and $149 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(2) million and $(11) million for the three months ended March 31, 2026 and 2025, respectively, to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations. The after-tax charge for the three months ended March 31, 2026 and 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2026, December 31, 2025 and March 31, 2025, current accrued litigation was $416 million, $874 million and $175 million respectively, within accrued and other current liabilities. A current indemnification asset of $182 million was recorded within accounts and notes receivable - net at March 31, 2026 in relation to the current accrued litigation. See the “Chemours Separation Agreement (Performance Chemicals)” and the “Corteva Separation Agreement” sections for further details on the indemnifications.

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

In December 2023, the Patent Trial and Appeal Board (“PTAB”) authorized an Inter Partes Review (“IPR”) proceeding initiated by Bayer to review the patentability of three patents subject to the AAD-1 litigation. Inari joined the IPR proceeding. In December 2024, the PTAB issued a decision invalidating these patents on the basis they were unpatentable. Corteva appealed this decision and Corteva's AAD-1 lawsuit remains stayed during pendency of the IPR appeal. Corteva holds numerous additional patents covering its Enlist® traits or Enlist® weed control system. Therefore, the IPR process is not expected to impact its ability to license and protect Enlist E3® traits.

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

As of January 2026, the parties agreed to settle the agrobacterium cross-license agreement dispute. In addition, Corteva and Bayer resolved several other disputes regarding post-patent royalties and other matters, including post-patent regulatory support, resulting in the termination or amendment of the related licenses, as applicable. As part of the resolution of these matters, the cross-license agreement has been terminated and Corteva agreed to drop its AAD-1 patent claims against Bayer, as well as a payment of $610 million of which approximately $546 million was paid through the first quarter of 2026 and the remainder due by September 15, 2026. Also as a result of the resolution of this litigation and the related license terminations and amendments, potential royalty obligations for Corteva's Enlist E3® soybeans, as well as future royalty payments due to Bayer under other licensing agreements in dispute were terminated. The settlement agreements support Corteva's product out-licensing growth in competitive corn, cotton and canola markets, including for the out-licensing of above and below ground triple-stack corn technology. In conjunction with resolution of these matters, the companies also agreed to new cotton licensing arrangements at terms reflective of market rates. There is no remaining litigation between the parties.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva's motion to dismiss. Specifically, the court order dismissed the plaintiff's federal damages claims and 13 of the 27 state consumer protection act claims. The plaintiffs amended their complaint to include methoxyfenozide products. Without admitting any wrongdoing, Corteva reached tentative settlements with the State of Arkansas in February 2026 and the multi-district litigation plaintiffs collectively in March 2026. The final terms of these settlements continue to be negotiated. The trial for the FTC claims is expected to begin in 2027. As of March 31, 2026, an accrual has been established for the estimated resolution of claims.

Lorsban® Lawsuits
As of March 31, 2026, there were asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of March 31, 2026, an accrual has been established for the estimated resolution of certain claims.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds (“PFCs”).

EIDP is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective.

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of March 31, 2026, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

PFOA Personal Injury Claims
In December 2024, the defendants reached a settlement of all of the currently filed and unfiled personal injury cases in the Ohio MDL for $59 million, with $8 million contributed in aggregate by Corteva. The final installment was paid upon the court dissolving the MDL in March 2025.

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

Aqueous Film-Forming Foams. Approximately 12,000 cases filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily kidney, testicular, liver and thyroid cancer) from the use of aqueous film-forming foams (“AFFF”) or contamination, in most cases due to migration from military installations or airports, consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance.

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

Nationwide Water District Settlement. In April 2024, a compromise and settlement with Corteva, EIDP, Inc, DuPont, and Chemours (collectively, the “settling companies”) was finalized to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL, under the Nationwide Water District Settlement, for $1.185 billion in the aggregate. PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances.

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

On August 3, 2025, the company, together with Chemours and DuPont agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Statewide Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to the legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. Subject to a public notice and comment period and subject to court approval following that period, the NJ Statewide Settlement will also resolve legacy claims related to four Historical DuPont operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under ISRA, alleged statewide PFAS contamination, including from the use of AFFF, claims of fraudulent conveyance, and claims for known natural resource damages from these Historical DuPont sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Statewide Settlement, after the expiration of the public notice and comment period, is subject to court approval. The court hearing for this approval occurred in January 2026 with a conclusion on the approval expected during the first half of

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

In addition to the cash payment, the NJ Statewide Settlement obligates certain settling companies to continue to undertake remediation at the four Historical DuPont sites, which will be determined in accordance with applicable law and the respective cost sharing arrangements between the settling companies, to the extent applicable. DuPont and Chemours will be responsible for the remediation at the sites under their current respective ownership. As part of the NJ Statewide Settlement, the companies have agreed to a binding third party review process of the remedial funding source (“RFS”) for each of the four Historical DuPont sites (in the form of a surety bond or similar financial instrument) to ensure available funds for future remediation of these sites. This review process could identify additional required remediation, and an increase to the RFS for each of these sites.

The company and DuPont will also establish a reserve fund (in the form of a surety bond or similar financial instrument) in the amount of $475 million (the “Reserve Fund”) with DuPont funding 71 percent and the company bearing the remaining 29 percent. The Reserve Fund is further financial security, separate from, and secondary to, the RFS, and the Reserve Fund will be accessible only in the event the RFS for a site has been exhausted and the party responsible for a site is not otherwise performing the required remediation. If a responsible party under the NJ Statewide Settlement defaults on their remediation or payment obligations (subject first to the cost sharing arrangements under the Corteva Separation Agreements, which provides that these obligations are “stray liabilities”), EIDP will become responsible for such obligations.

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

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023. As of March 31, 2026, an accrual has been established for this matter. The second, a putative nationwide class action (the “Hardwick Class Action”) brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. EIDP's motion to dismiss the new case on the grounds it remains similar to the original claim was denied, but immediately certified an appeal to the Sixth Circuit and stayed all merits and class proceedings pending the Sixth Circuit's review of the district court's decision. The appellate review is expected to be as early as the fourth quarter of 2026.

New York. EIDP is a defendant in a putative class action (the “Baker Class Action”), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
consisting of a private well property damage class, a medical monitoring class and a nuisance class. A settlement in principle of the Baker Class Action was reached in June 2025. As of March 31, 2026, an accrual for Corteva’s share of the expected settlement under the MOU has been established.

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

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million (“Supplemental Payment”). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when the further opportunity for appeals expires under the Ohio judicial consent order process. As of March 31, 2026, an accrual has been established for Corteva's share under the MOU. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities' land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reasons including, among others, the status of discussions between the parties. As of March 31, 2026, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The Centre, Alabama water district carpet mill case settled in February 2026 and an accrual has been established for this matter as of March 31, 2026. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile, and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The Historical DuPont facility is now owned and operated by Chemours, which continues to manufacture and use GenX. The current natural resources damage claims in North Carolina allege that direct discharges from this legacy facility are a source of PFOA contamination.

As of March 31, 2026, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025. Cumberland County, North Carolina, which is not part of the forgoing consolidation action or the Nationwide Water District Settlement, filed an action for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. The pending mediation and trial for this matter are no longer scheduled.

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

Refer to the allocation of environmental liabilities, which is discussed under the header “Chemours Separation Agreement (Performance Chemicals)” and “Corteva Separation Agreement” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accrued environmental obligations and indemnification assets include the following:

	As of March 31, 2026
(In millions)	Indemnification asset	Accrual balance [3]	Potential exposure above amount accrued [3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity [1,2]	$251	$263	$205
Other discontinued or divested businesses obligations [1]	35	71	202

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont [2]	49	54	53

Environmental remediation liabilities not subject to indemnity	—	113	106

Indemnification liabilities related to the MOU [4]	—	58	6
Total	$335	$559	$572
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed in the section entitled “Corteva Separation Agreement” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
2.The company has recorded an indemnification asset related to these accruals, including $21 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $48 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA’s October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed in the section entitled “Fayetteville Works Facility, North Carolina” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, relating to Chemours' remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality (“NC DEQ”).
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed in the section entitled “Chemours Separation Agreement (Performance Chemicals)” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the “Facility Response Group”), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In March 2025, the Facility Response Group reached an agreement to settle its lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. The settlement agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of March 31, 2026, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 - STOCKHOLDERS’ EQUITY

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2024 Share Buyback Plan”). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 3,190,000 shares in the open market for a total cost (excluding excise taxes) of $250 million during the three months ended March 31, 2026.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2022 Share Buyback Plan”). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000, and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the years ended December 31, 2025, 2024 and 2023, respectively. Included within the shares repurchased during the years ended December 31, 2025 and 2024 were $145 million and $125 million, respectively, of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee's periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

Shares repurchased pursuant to Corteva's share buyback plans are immediately retired upon repurchase. Repurchased common stock is reflected as a reduction of stockholders' equity. The company's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to additional paid-in capital (“APIC”). When Corteva has retained earnings, the excess is charged entirely to retained earnings.

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

Below is a summary of the EIDP Preferred Stock at March 31, 2026, December 31, 2025 and March 31, 2025, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment [1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2025
Balance at January 1, 2025	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
Other comprehensive income (loss) before reclassifications	186	10	1	—	2	199
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	(3)	—	(1)
Net other comprehensive income (loss)	186	12	1	(3)	2	198
Balance at March 31, 2025	$(3,286)	$28	$(225)	$216	$(4)	$(3,271)
2026
Balance at January 1, 2026	$(2,605)	$(7)	$(378)	$193	$—	$(2,797)
Other comprehensive income (loss) before reclassifications	(129)	(11)	(3)	—	1	(142)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	(1)	(3)	—	(1)
Net other comprehensive income (loss)	(129)	(8)	(4)	(3)	1	(143)
Balance at March 31, 2026	$(2,734)	$(15)	$(382)	$190	$1	$(2,940)

1.The cumulative translation adjustment loss for the three months ended March 31, 2026 was primarily driven by the strengthening of the USD against the Euro (“EUR”) and Indian Rupee (“INR”), partially offset by the weakening of the USD against the Brazilian Real (“BRL”). The cumulative translation adjustment gain for the three months ended March 31, 2025 was primarily driven by the weakening of the USD against the Brazilian Real, Euro and South African Rand (“ZAR”).

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Derivative instruments	$(6)	$(13)
Pension benefit plans - net	(1)	1
Other benefit plans - net	1	2
Unrealized gains (losses) on investments	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(6)	$(10)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Derivative instruments [1]:	$3	$13
Tax (benefit) expense [2]	—	(11)
After-tax	$3	$2
Amortization of pension benefit plans:
Prior service (benefit) cost [3,4]	$(1)	$(1)
Total before tax	(1)	(1)
Tax (benefit) expense [2]	—	1
After-tax	$(1)	$—
Amortization of other benefit plans:
Actuarial (gains) losses [3,4]	$(4)	$(5)
Total before tax	(4)	(5)
Tax (benefit) expense [2]	1	2
After-tax	$(3)	$(3)
Total reclassifications for the period, after-tax	$(1)	$(1)
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

NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits (“OPEB”):

	Three Months Ended March 31,
(In millions)	2026	2025
Defined Benefit Pension Plans:
Service cost	$4	$4
Interest cost	138	157
Expected return on plan assets	(148)	(155)
Amortization of prior service (benefit) cost	(1)	(1)
Net periodic benefit (credit) cost	$(7)	$5
Other Post Employment Benefits:
Interest cost	$8	$10
Amortization of unrecognized (gain) loss	(4)	(5)
Net periodic benefit (credit) cost	$4	$5

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - FINANCIAL INSTRUMENTS

Time Deposits and Money Market Funds
At March 31, 2026, December 31, 2025 and March 31, 2025, the company held investments in held-to-maturity securities at amortized cost, which approximates fair value. At March 31, 2025, the company held additional held-to-maturity securities, and at March 31, 2026, December 31, 2025 and March 31, 2025, the company also held available-for-sale securities, consisting of investments in foreign government bonds which are discussed further in the section entitled “Debt Securities.” Reclassifications of certain prior year held-to-maturity balances have been made in the current year to disaggregate between those that are time deposits and foreign government bonds.

The following table summarizes investments in time deposits and money market funds classified as held-to-maturity securities at March 31, 2026, December 31, 2025 and March 31, 2025:

Held-to-Maturity Securities		Amortized Cost
(in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2025
Time deposits and money market funds	Cash equivalents [1]	$1,113	$3,431	$1,314
Time deposits	Marketable securities [2]	$1	$1	$1
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

The aggregate notional amounts for the company's derivative instruments (both designated and not designated) was a net buy position of $1,027 million, $1,280 million and $1,252 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2026	2025
Beginning balance	$9	$(49)
Additions and revaluations of derivatives designated as cash flow hedges	21	2
Clearance of hedge results to earnings	3	15
Ending balance	$33	$(32)

At March 31, 2026, an after-tax net gain of $8 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2026	2025
Beginning balance	$5	$13
Additions and revaluations of derivatives designated as cash flow hedges	(32)	—
Clearance of hedge results to earnings	—	(13)
Ending balance	$(27)	$—

At March 31, 2026, an after-tax net loss of $(27) million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		March 31, 2026
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$5	$—	$5
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	28	(28)	—
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$35	$(28)	$7

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$24	$—	$24
Commodity contracts	Accrued and other current liabilities	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	153	(28)	125
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$181	$(28)	$153

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$5	$—	$5
Commodity contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	23	(21)	2
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$32	$(21)	$11

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	40	(21)	19
Commodity contracts	Accrued and other current liabilities	6	—	6
Total liability derivatives		$50	$(21)	$29

		March 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$12	$—	$12
Commodity contracts	Other current assets	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	101	(58)	43
Commodity contracts	Other current assets	5	—	5
Total asset derivatives		$120	$(58)	$62

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	$2	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	63	(58)	5
Commodity contracts	Accrued and other current liabilities	5	—	5
Total liability derivatives		$70	$(58)	$12
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax [1]
	Three Months Ended March 31,
(In millions)	2026	2025
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$10
Cash flow hedges:
Foreign currency contracts	(32)	—
Commodity contracts	27	2
Total derivatives designated as hedging instruments	$(5)	$12
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax [1]
	Three Months Ended March 31,
(In millions)	2026	2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts [2]	$—	$6
Commodity contracts [2]	(3)	(19)
Total derivatives designated as hedging instruments	$(3)	$(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	$(152)	$20
Foreign currency contracts [2]	(11)	(9)
Commodity contracts [2,4]	8	7
Commodity contracts [3]	—	—
Total derivatives not designated as hedging instruments	$(155)	$18
Total derivatives	$(158)	$5
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Consolidated Statements of Operations.
3.Recognized in other income (expense) - net in the interim Consolidated Statements of Operations. Note that net gain (loss) from foreign currency contracts was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the interim Consolidated Statements of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

Debt Securities
The company held debt securities, which consisted of foreign government bonds classified as available-for-sale securities, at March 31, 2026, December 31, 2025 and March 31, 2025. The company's investments in available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations.

Available-for-Sale Securities		Fair Value
(in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2025
Foreign government bonds	Marketable securities [1]	$1	$8	$—
Foreign government bonds	Other assets [2]	$23	$22	$99
1.Maturity at time of purchase was more than three months to less than one year.
2.Maturity at time of purchase was more than one year.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2026, available-for-sale debt securities with contractual maturities of less than one year and of one year through five years included gross unrealized gains (losses) of $— million and $1 million, respectively.

The estimated fair value of the available-for-sale securities as of March 31, 2026, December 31, 2025 and March 31, 2025 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the end of period quoted closing market prices in active markets for identical assets and liabilities.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	March 31, 2026	December 31, 2025	March 31, 2025
(In millions)	Level 2 [1]	Level 2 [1]	Level 2 [1]
Assets at fair value:
Marketable securities	$1	$1	$1
Debt securities:
Foreign government bonds [2]	24	30	99
Derivatives relating to: [3]
Foreign currency	28	28	113
Commodity contracts	7	4	7
Total assets at fair value	$60	$63	$220
Liabilities at fair value:
Derivatives relating to: [3]
Foreign currency	$177	$41	$63
Commodity contracts	4	9	7
Total liabilities at fair value	$181	$50	$70
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

NOTE 17 - SEGMENT INFORMATION

Corteva’s reportable segments reflects the manner in which its chief operating decision maker (“CODM”) allocates resources and assesses performance, which is at the operating segment level (Seed and Crop Protection). The company's CODM is the Chief Executive Officer. The primary measure used by Corteva's CODM for purposes of allocating resources to the segments and assessing segment performance is segment operating EBITDA.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of and for the Three Months Ended March 31, (In millions)	Seed	Crop Protection	Total
2026
Net sales	$3,023	$1,882	$4,905
Segment operating EBITDA	1,034	434	1,468
Depreciation and amortization	192	105	297
Purchases of property, plant and equipment	51	30	81

2025
Net sales	$2,707	$1,710	$4,417
Segment operating EBITDA	842	377	1,219
Depreciation and amortization	191	105	296
Purchases of property, plant and equipment	47	47	94

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended March 31, 2026
Net sales	$3,023	$1,882	$4,905
Cost of goods sold	1,306	1,057	2,363
Other expenses [1]	683	391	1,074
Segment operating EBITDA	$1,034	$434	$1,468

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended March 31, 2025
Net sales	$2,707	$1,710	$4,417
Cost of goods sold	1,275	1,018	2,293
Other expenses [1]	590	315	905
Segment operating EBITDA	$842	$377	$1,219
1.    Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation to Interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended March 31,
(In millions)	2026	2025
Income (loss) from continuing operations after income taxes	$725	$667
Provision for (benefit from) income taxes on continuing operations	133	117
Income (loss) from continuing operations before income taxes	$858	$784
Depreciation and amortization	297	296
Interest income	(34)	(32)
Interest expense	36	36
Exchange (gains) losses - net	67	27
Non-operating (benefits) costs - net	(18)	10
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	3	9
Significant items (benefit) charge	177	59
Separation costs	52	—
Corporate expenses	30	30
Segment operating EBITDA	$1,468	$1,219

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three months ended March 31, 2026 and 2025, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2026
Restructuring and asset related charges - net [1]	$—	$(14)	$(78)	$(92)
Litigation settlement [2]	—	(85)	—	(85)
Total	$—	$(99)	$(78)	$(177)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended March 31, 2025
Restructuring and asset related charges - net [1]	$(3)	$(14)	$(5)	$(22)
AltEn facility remediation charges [3]	(37)	—	—	(37)
Total	$(40)	$(14)	$(5)	$(59)
1.Includes restructuring plans and asset related charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Relates to a settlement charge associated with the Crop Protection loyalty program multi-district litigation plaintiffs. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.
3.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

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

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond the company's control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company's business, results of operations and financial condition. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of the company's products; (ii) failure to successfully develop and commercialize the company's pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of the company's biotechnology and other agricultural products; (iv) failure to comply with competition and antitrust laws; (v) effect of changes in agricultural and related policies of governments and international organizations; (vi) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vii) effect of climate change and unpredictable seasonal and weather factors; (viii) effect of competition in the company's industry; (ix) competitor’s establishment of an intermediary platform for distribution of the company's products; (x) risks related to recent funding and staff reductions at U.S. government agencies; (xi) risk related to geopolitical and military conflict; (xii) effect of volatility in the company's input costs; (xiii) risks related to the company's global operations; (xiv) effect of industrial espionage and other disruptions to the company's supply chain, information technology or network systems; (xv) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities in connection with the Corteva Separation; (xvi) impact of the company's dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xvii) failure of the company's customers to pay their debts to the company, including customer financing programs; (xviii) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xix) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to the company; (xx) increases in pension and other post-employment benefit plan funding obligations; (xxi) risks related to pandemics or epidemics; (xxii) capital markets sentiment towards sustainability matters; (xxiii) the company's intellectual property rights or defense against intellectual property claims asserted by others; (xxiv) effect of counterfeit products; (xxv) the company's dependence on intellectual property cross-license agreements; and (xxvi) risks related to Corteva’s Separation from DowDuPont; and (xxvii) risks related to Corteva’s Proposed Separation, including, but not limited to, whether the objectives of the proposed separation will be achieved; the terms, structure, benefits and costs of any action or transaction resulting from the proposed separation; the timing of any such separation or related action and whether any such separation will be consummated at all; the risk that the proposed separation could divert the attention and time of the company’s management; the risk of any unexpected costs or expenses resulting from the proposed separation process or separation itself; and the risk of any litigation as a result of, or relating to, the Proposed Separation.

Additionally, there may be other risks and uncertainties that Corteva is unable to currently identify or that Corteva does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Corteva’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Corteva disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-

looking statements is included in the “Risk Factors” section of Corteva’s 2025 Annual Report, as modified by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Recent Developments

Proposed Separation
On October 1, 2025, the company announced its intent to pursue, subject to the approval of the Board of Directors and any required regulatory approvals, its separation into two independent publicly traded companies - one for each of its Seed and Crop Protection businesses. The transaction is intended to be a tax-free spin-off for U.S. federal income tax purposes.
2026 Restructuring Actions
On March 15, 2026, management of the company approved a restructuring program designed to align the company’s organizational structure and geographic footprint with the operational needs of each function as the company prepares for the intended separation of its businesses (the “2026 Restructuring Actions”). The restructuring actions primarily consist of workforce reductions across commercial and functional support areas and are intended to right‑size the organization and support the future standalone operating models. The restructuring actions are expected to be substantially complete by December 2026.

The company expects to incur aggregate pre‑tax restructuring and asset‑related charges of approximately $70 million to $80 million in connection with the 2026 Restructuring Actions, consisting solely of severance and related benefit costs. Reductions in workforce are subject to local regulatory requirements. For the three months ended March 31, 2026, the company recorded pre‑tax restructuring and asset‑related charges of $78 million, which consist entirely of severance and related benefit costs and are classified as corporate‑related charges. At March 31, 2026, the restructuring liability was $78 million.

The 2026 Restructuring Actions are expected to contribute to the company's ongoing cost and productivity improvement efforts through achieving an estimated $115 million to $125 million of savings on a run rate basis by 2027. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for further details.

Overview
The following is a summary of results from continuing operations for the three months ended March 31, 2026:
•The company reported net sales of $4,905 million, up 11 percent versus the same quarter last year, reflecting a 6 percent increase in volume, a 4 percent favorable impact from currency and a 1 percent increase in price.
•Cost of goods sold totaled $2,372 million in the first quarter of 2026, up from $2,342 million in the first quarter of 2025, which was driven by volume growth, with a partial offset from net cost and productivity benefits and net royalty improvement.
•Restructuring and asset related charges - net were $92 million in the first quarter of 2026, an increase from $22 million in the first quarter of 2025. The charges for the three months ended March 31, 2026 were primarily comprised of severance and related benefit costs associated with the 2026 Restructuring Actions, and contract termination charges and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $725 million, as compared to $667 million in the same quarter last year.
•Operating EBITDA was $1,438 million for the three months ended March 31, 2026, up from $1,189 million for the three months ended March 31, 2025, primarily driven by volume growth, pricing gains, net cost and productivity benefits, net royalty improvement and favorable currency effects, partially offset by higher selling expense and higher compensation. Refer to the company's non-GAAP financial measures for further discussion.
In addition to the financial highlights above, the following event occurred during the three months ended March 31, 2026:
•The company returned approximately $370 million to shareholders during the three months ended March 31, 2026 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $4,905 million and $4,417 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by a 6 percent increase in volume, a 4 percent favorable impact from currency and a 1 percent increase in price.

Improvements in volume, with gains in all regions, were driven by Crop Protection due to strong demand for new products, while Seed experienced volume growth in North America from seasonal timing shifts in seed deliveries. The improvement in pricing, led by Seed, was driven by favorable product mix and continued execution on the company's price for value strategy, while a decline in Crop Protection pricing due to competitive market dynamics in Latin America served as an offset. The favorable currency impacts were led by the Euro and Brazilian Real.

	Three Months Ended March 31,
	2026		2025
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$4,905	100%	$4,417	100%
North America [1]	2,439	50%	2,210	50%
EMEA [2]	1,655	34%	1,477	33%
Latin America	506	10%	442	10%
Asia Pacific	305	6%	288	7%

	Q1 2026 vs. Q1 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America [1]	$229	10%	1%	9%	—%	—%
EMEA [2]	178	12%	2%	2%	8%	—%
Latin America	64	14%	(2)%	6%	10%	—%
Asia Pacific	17	6%	1%	4%	1%	—%
Total	$488	11%	1%	6%	4%	—%
1.Represents U.S. & Canada.
2.Europe, Middle East and Africa (“EMEA”).

Cost of Goods Sold (“COGS”)
COGS was $2,372 million (48 percent of net sales) and $2,342 million (53 percent of net sales) for the three months ended March 31, 2026 and 2025, respectively, which was driven by volume growth, with a partial offset from lower input costs and net cost and productivity benefits.

Research and Development Expense (“R&D”)
R&D expense was $341 million (7 percent of net sales) and $335 million (8 percent of net sales) for the three months ended March 31, 2026 and 2025, respectively. The increase in R&D expense is in support of the company's long-term investment plans and was primarily driven by unfavorable currency impacts and increases in salaries, depreciation, and field, lab and facilities costs, partially offset by cost recoveries received from third parties.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $877 million (18 percent of net sales) and $751 million (17 percent of net sales) for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by unfavorable currency impacts and an increase in bad debt expense, variable compensation, commissions, consulting fees, and personnel and information technology costs.

Amortization of Intangibles
Intangible asset amortization was $160 million and $162 million for the three months ended March 31, 2026 and 2025, respectively. See Note 10 - Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $92 million and $22 million for the three months ended March 31, 2026 and 2025, respectively. The charges in the first quarter of 2026 primarily relate to severance and related benefits costs associated with the 2026 Restructuring Actions, and contract termination charges and decommissioning and demolition costs associated with the Crop Protection Operations Strategy Restructuring Program. The charges in the first quarter of 2025 primarily relate to charges associated with the Crop Protection Operations Strategy Restructuring Program, consisting of severance and related benefit costs, asset related charges, and decommissioning and demolition costs.
See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(117) million and $15 million for the three months ended March 31, 2026 and 2025, respectively. Higher other expense was driven by an increase in net exchange losses compared to prior year and higher miscellaneous expenses, which are largely driven by a settlement charge associated with the Crop Protection loyalty program multi-district litigation plaintiffs and tax expense related to intellectual property realignment.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $36 million and $36 million for the three months ended March 31, 2026 and 2025, respectively. The results reflect lower short-term borrowings offset by higher interest for long-term debt.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $133 million for the three months ended March 31, 2026 on pre-tax income from continuing operations of $858 million, resulting in an effective tax rate of 15.5 percent. The effective tax rate was favorably impacted by $35 million of net tax benefits related to intellectual property realignment, as well as $47 million of net tax benefits associated with changes in deferred taxes and accruals for certain prior year tax positions. Those favorable impacts were partially offset by withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

The company's provision for income taxes on continuing operations was $117 million for the three months ended March 31, 2025 on pre-tax income from continuing operations of $784 million, resulting in an effective tax rate of 14.9 percent. The effective tax rate was favorably impacted by a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, as well as net tax benefits associated with changes in accruals for certain prior year tax positions. Those favorable impacts were partially offset by withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(2) million and $(11) million for the three months ended March 31, 2026 and 2025, respectively. The after-tax charge for the three months ended March 31, 2026 and 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, relating to PFAS environmental remediation activities primarily at Chemours' Fayetteville Works facility, along with other environmental matters.

Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

EIDP Analysis of Operations
As discussed in EIDP Note 1 - Basis of Presentation, to the EIDP interim Consolidated Financial Statements, EIDP is a subsidiary of Corteva, Inc. and continues to be a reporting company, subject to the requirements of the Exchange Act. There were no differences in the components of net income on the respective Corteva and EIDP interim Consolidated Statements of Operations.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three months ended March 31, 2026, compared with the same period in 2025. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three months ended March 31, 2026 and 2025 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$3,023	$2,707
Segment operating EBITDA	$1,034	$842

Seed	Q1 2026 vs. Q1 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$173	11%	2%	9%	—%	—%
EMEA	102	12%	4%	1%	7%	—%
Latin America	39	21%	8%	—%	13%	—%
Asia Pacific	2	2%	7%	(3)%	(2)%	—%
Total	$316	12%	3%	6%	3%	—%

Seed	Q1 2026 vs. Q1 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$304	15%	4%	7%	4%	—%
Soybeans	1	—%	1%	(2)%	1%	—%
Other oilseeds	22	10%	5%	1%	4%	—%
Other	(11)	(10)%	(10)%	(3)%	3%	—%
Total	$316	12%	3%	6%	3%	—%

Seed
Seed net sales were $3,023 million in the first quarter of 2026, up 12 percent from $2,707 million in the first quarter of 2025. The sales increase over the prior period was driven by a 6 percent increase in volume, a 3 percent increase in price, and a 3 percent favorable impact from currency.

Price gains in all regions demonstrate demand for top technology and the strength of the portfolio. Volume increases in North America and EMEA are due to timing shifts and favorable weather in the northern hemisphere. Favorable currency impacts were led by the Euro.

Segment operating EBITDA was $1,034 million in the first quarter of 2026, up 23 percent from $842 million in first quarter of 2025. Volume, price execution, net cost and productivity benefits, and net royalty improvement more than offset higher selling expense and compensation. Segment operating EBITDA margin improved by approximately 310 basis points versus the prior-year period.

Crop Protection	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$1,882	$1,710
Segment Operating EBITDA	$434	$377

Crop Protection	Q1 2026 vs. Q1 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$56	9%	—%	8%	1%	—%
EMEA	76	12%	(1)%	3%	10%	—%
Latin America	25	10%	(9)%	10%	9%	—%
Asia Pacific	15	8%	(3)%	9%	2%	—%
Total	$172	10%	(2)%	6%	6%	—%

Crop Protection	Q1 2026 vs. Q1 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$167	19%	(1)%	14%	6%	—%
Insecticides	41	12%	(3)%	11%	4%	—%
Fungicides	30	10%	(1)%	3%	8%	—%
Biologicals	(14)	(17)%	(4)%	(17)%	4%	—%
Other	(52)	(41)%	(2)%	(36)%	(3)%	—%
Total	$172	10%	(2)%	6%	6%	—%

Crop Protection
Crop Protection net sales were $1,882 million in the first quarter of 2026, up 10 percent from $1,710 million in the first quarter of 2025. The sales increase over the prior period was driven by a 6 percent increase in volume and a 6 percent favorable impact from currency, partially offset by a 2 percent decrease in price.

Volume improvement was driven by demand for new products and spinosyns, coupled with timing shifts in North America and EMEA. Price declines, primarily in Latin America and Asia Pacific, are due to continued competitive market dynamics in those regions. Favorable currency impacts were led by the Euro and Brazilian Real..

Segment operating EBITDA was $434 million in the first quarter of 2026, up 15 percent from $377 million in the first quarter of 2025. Volume growth, productivity savings, and favorable currency more than offset price pressure, higher selling expense and a charge related to intellectual property realignment. Segment operating EBITDA margin improved by approximately 100 basis points versus the prior-year period.

Non-GAAP Financial Measures

The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings (loss) per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company’s U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below.

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as “earnings (loss) per common share from continuing operations - diluted” excluding the after-tax impact of significant items, the after-tax impact of separation costs, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Corteva Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company's intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended March 31,
(In millions)	2026	2025
Income (loss) from continuing operations after income taxes (GAAP)	$725	$667
Provision for (benefit from) income taxes on continuing operations	133	117
Income (loss) from continuing operations before income taxes (GAAP)	$858	$784
Depreciation and amortization	297	296
Interest income	(34)	(32)
Interest expense	36	36
Exchange (gains) losses - net	67	27
Non-operating (benefits) costs - net	(18)	10
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	3	9
Significant items (benefit) charge	177	59
Separation costs	52	—
Operating EBITDA (Non-GAAP)	$1,438	$1,189

Significant Items

	Three Months Ended March 31,
(In millions)	2026	2025
Restructuring and asset related charges - net	$(92)	$(22)
Litigation settlement [1]	(85)	—
AltEn facility remediation charges [2]	—	(37)
Total pre-tax significant items benefit (charge)	$(177)	$(59)
Total tax (provision) benefit impact of significant items [3]	42	14
Tax only significant item benefit (charge) [4]	—	55
Total significant items benefit (charge), after tax	$(135)	$10
1.Relates to a settlement charge associated with the Crop Protection loyalty program multi-district litigation plaintiffs. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.
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
4.The tax only significant item benefit for the three months ended March 31, 2025 reflects a deferred tax benefit associated with a change in a legal entity's U.S. tax characterization.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended March 31,
(In millions)	2026	2025
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$722	$663
Less: Non-operating benefits (costs), after tax	(1)	(8)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(106)	(109)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(3)	(7)
Less: Significant items benefit (charge), after tax	(135)	10
Less: Separation costs, after tax	(42)	—
Operating Earnings (Loss) (Non-GAAP)	$1,009	$777

	Three Months Ended March 31,
	2026	2025
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$1.07	$0.97
Less: Non-operating benefits (costs), after tax	—	(0.01)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(0.16)	(0.16)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(0.01)	(0.01)
Less: Significant items benefit (charge), after tax	(0.20)	0.02
Less: Separation costs, after tax	(0.06)	—
Operating Earnings (Loss) Per Share (Non-GAAP)	$1.50	$1.13
Diluted Shares Outstanding (In millions)	673.6	686.6

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2026.

(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Cash, cash equivalents and marketable securities	$1,966	$4,530	$2,009
Total debt	$3,356	$2,580	$4,083

The increase in debt balances from December 31, 2025 was primarily due to higher short-term debt, which was used to fund the company's working capital needs, capital spending, dividend payments and share repurchases. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, dividend payments, share repurchases, pension obligations and litigation costs, net of recoveries. Corteva’s strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company’s liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $6.7 billion, $6.2 billion and $6.1 billion at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the foreign currency loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva’s costs and expenses, including the settlement of litigation and environmental remediation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company’s commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for

Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2026, the company was in compliance with these covenants.

In February 2026, the company amended its January 2023 (as amended in July 2023, January 2024, February 2024 and February 2025) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”), increasing the facility amount from $750 million to $1.25 billion, extending the expiration date to February 2027 and amending the interest rate to Term SOFR plus the applicable margin. In February 2025, the company amended the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At March 31, 2026, the company was in compliance with these covenants.

In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

The company’s indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations affecting manufacturing plants, mineral producing properties or research facilities located in the U.S. and the consolidated subsidiaries owning such plants, properties and facilities subject to certain limitations. The outstanding long-term debt also contains customary default provisions.

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

The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company’s Seed and Crop Protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for more information on the company’s guarantees.

In establishing the future capital structures of the two independent companies expected to be created through the Proposed Separation, the company evaluated making discretionary contributions to its principal U.S. pension plan. In April 2026, the Board of Directors approved a contribution to the principal U.S. pension plan of approximately $1.5 billion to be made on or before July 31, 2026. The company continues to expect both companies at separation to have strong balance sheets and investment grade credit ratings.

The company’s cash, cash equivalents and marketable securities at March 31, 2026, December 31, 2025 and March 31, 2025 are $2.0 billion, $4.5 billion and $2.0 billion, respectively, of which $1.6 billion, $2.1 billion and $1.7 billion at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future foreign investments. At March 31, 2026, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(2,885) million for the three months ended March 31, 2026 compared to $(2,101) million for the three months ended March 31, 2025. The change was driven by the Bayer resolution payment, higher compensation payments, and lower customer prepayments partially offset by improved collections.

Cash provided by (used for) operating activities - discontinued operations was $(6) million for the three months ended March 31, 2026 compared to $(8) million for the three months ended March 31, 2025. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility, along with litigation matters.

Cash provided by (used for) investing activities was $(77) million for the three months ended March 31, 2026 compared to $(34) million for the three months ended March 31, 2025. The change was primarily driven by lower proceeds from sales and maturities of investments.

Cash provided by (used for) financing activities was $389 million for the three months ended March 31, 2026 compared to $995 million for the three months ended March 31, 2025. The change was primarily due to lower short-term debt borrowings due to higher cash on-hand at the beginning of the period.

In January 2026, the company's Board of Directors authorized a common stock dividend of $0.18 per share, payable on March 16, 2026, to the shareholders of record on March 2, 2026. In April 2026, the company's Board of Directors authorized a common stock dividend of $0.18 per share, payable on June 15, 2026, to the shareholders of record on June 1, 2026.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2024 Share Buyback Plan”). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 3,190,000 shares in the open market for a total cost (excluding excise taxes) of $250 million during the three months ended March 31, 2026.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2022 Share Buyback Plan”). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000, and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the years ended December 31, 2025, 2024 and 2023, respectively.

For the first half of 2026, the company expects repurchases of approximately $500 million under the 2024 Share Buyback Plan discussed above. The total amount, timing, manner, price and volume of purchases will be based on market conditions, relevant securities laws and other market and company specific factors.

See Note 13 - Stockholders’ Equity, to the interim Consolidated Financial Statements, for additional information related to the share buyback plans.

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

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(2,885) million and $(2,101) million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows.”

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(6) million and $(8) million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows.”

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(77) million and $(34) million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows.”

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $389 million and $995 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows,” as well as the issuance of cash dividends by EIDP to Corteva, Inc. during the first quarter of 2026.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company’s 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2025 can be found in the section entitled “Contractual Obligations” on the company’s 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the company’s 2025 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 15 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company’s 2025 Annual Report, for information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

Corteva, Inc.

a)        Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2026, the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

EIDP, Inc.

a)        Evaluation of Disclosure Controls and Procedures

EIDP maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in EIDP’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2026, EIDP’s CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)       Changes in Internal Control over Financial Reporting

There have been no changes in EIDP’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, EIDP’s internal control over financial reporting.

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
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. In August 2024, the court denied Inari’s motion to dismiss the complaint. In September 2024, Corteva amended its complaint to include additional infringement claims with respect to soybean and corn technologies. In May 2025, the federal court dismissed Inari’s claims of sham litigation, patent misuse, and state-based deceptive trade practices claims. This May 2025 order was amended to reinstate Inari’s estoppel defense. The trial is expected to begin in the second half of 2026.

Bayer Disputes
Corteva resolved its outstanding litigation with Bayer. Further information with respect to these proceedings and their respective resolution is set forth under “Bayer Disputes” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Other Matters
Further information with respect to litigation matters related to Corteva's current business is set forth under “Federal Trade Commission Investigation” and “Lorsban® Lawsuits” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses
As discussed below and in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, certain of the environmental proceedings and litigation allocated to Corteva as part of the Separation from DuPont relate to the legacy EIDP businesses, including their use of PFOA, which, for purposes of this report, means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, which means per- and polyfluoroalkyl substances, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds (“PFCs”). This litigation includes multiple natural resource damage lawsuits across the United States filed by municipalities and alleging PFOA contamination, as well as, lawsuits by four municipalities in the Netherlands alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours.

In addition to the matters set forth in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, on March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Statewide PFAS Directive to several companies, including Chemours, DuPont, and EIDP. The Directive seeks information relating to the use and environmental release of PFAS and PFAS-replacement chemicals at and from two former EIDP sites in New Jersey, Chambers Works and Parlin, and a funding source for costs related to the NJDEP’s investigation of PFAS issues and PFAS testing and remediation. This matter will be resolved upon the court’s approval of the NJ Statewide Settlement described in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Other Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Related to Corteva’s current businesses

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). Corteva is one of six seed companies, who were customers of AltEn (collectively, the “Facility Response Group”), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. Further information with respect to these proceedings is set forth under “Nebraska Department of Environment and Energy, AltEn Facility” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

AZ Concordia Chile Site
On February 9, 2026, a water reservoir at the AZ Concordia site overflowed during a refilling, resulting in the collapse of part of the embankment and the release of all stored water beyond Corteva’s facilities resulting in flooding and other damage impacting government-managed infrastructure and wastewater systems. Corteva is working with local authorities on the resolution of matters related to this incident.

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

New Jersey Directive Pompton Lakes
On March 27, 2019, the NJDEP issued to Chemours and EIDP a Natural Resource Damages Directive relating to chemical contamination (non-PFAS) at and around EIDP’s former Pompton Lakes facility in New Jersey. The Directive alleges that this contamination has harmed the natural resources of New Jersey. It seeks $125,000 as reimbursement for the cost of preparing a natural resource damages assessment, which the State will use to determine the extent of such damage and the amount it expects to seek to restore the affected natural resources to their pre-damage state. This matter will be resolved upon the court’s approval of the NJ Statewide Settlement described in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

EPA CERCLA Claim
In April 2024, the U.S. Environmental Protection Agency (“EPA”) also designated PFOA and PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In November 2024, the EPA issued a letter to DuPont, EIDP and Corteva asserting CERCLA claims related to alleged PFAS contamination from six historical and present DuPont and Chemours sites and providing a demand for cleanup and restoration costs. In September 2025, the EPA announced its intent to retain the designation of PFOA and PFOS as CERCLA hazardous substances. Discussions among the parties are ongoing.

Item 1A. RISK FACTORS

There have been no material changes in the company’s risk factors discussed in Part I, Item 1A, Risk Factors, in the company’s most recently filed 2025 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company’s purchase of its common stock during the three months ended March 31, 2026:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company’s Publicly Announced Share Buyback Program [1]	Approximate Value of Shares that May Yet Be Purchased Under the Program [1] (Dollars in millions)
January 2026	—	$—	—	$2,430
February 2026	1,494,622	76.58	1,494,622	2,316
March 2026	1,695,413	79.93	1,695,413	2,180
Total	3,190,035	$78.36	3,190,035	$2,180
1.On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

3.1	Amended and Restated Certificate of Incorporation of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on May 2, 2024).

3.2	Amended and Restated Bylaws of Corteva, Inc. (incorporated by reference to Exhibit No. 3.1 to Corteva’s Current Report on Form 8-K (Commission file number 001-38710), filed on December 21, 2022).

3.3	Amended and Restated Certificate of Incorporation of EIDP, Inc. (incorporated by reference to Exhibit No. 3.3 to Corteva’s and EIDP’s Quarterly Report on Form 10-Q (Commission file numbers 001-38710 and 001-00815), filed on May 4, 2023).

3.4	Amended and Restated Bylaws of EIDP, Inc. (incorporated by reference to Exhibit 3.2 to EIDP's Current Report on Form 8-K (Commission file number 001-00815) dated September 1, 2017).

4	Corteva agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of Corteva and its subsidiaries.

10.1	Employment Agreement between Corteva, Inc. and Luke Kissam, dated April 10, 2026.

10.2	Form of Restricted Stock Unit Agreement

10.3	Form of Performance Stock Unit Agreement

10.4	Form of Restricted Stock Unit Agreement for Directors

10.5	Form of Option Agreement

10.6	Corteva, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit No. 10.5 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on May 6, 2019).

10.7	Corteva, Inc. Global Omnibus Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Corteva’s Registration Statement on Form S-8 (Commission file number 333-249887), filed November 5, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s and EIDP’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s and EIDP’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s and EIDP’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE

Corteva, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corteva, Inc.
(Registrant)

Date:	May 6, 2026

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	May 6, 2026

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net sales	$4,905	$4,417
Cost of goods sold	2,372	2,342
Research and development expense	341	335
Selling, general and administrative expenses	877	751
Amortization of intangibles	160	162
Restructuring and asset related charges - net	92	22
Separation costs	52	—
Other income (expense) - net	(117)	15
Interest expense	36	36
Income (loss) from continuing operations before income taxes	858	784
Provision for (benefit from) income taxes on continuing operations	133	117
Income (loss) from continuing operations after income taxes	725	667
Income (loss) from discontinued operations after income taxes	(2)	(11)
Net income (loss)	723	656
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to EIDP, Inc.	$722	$655

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$723	$656
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(129)	186
Adjustments to pension benefit plans	(4)	1
Adjustments to other benefit plans	(3)	(3)
Unrealized gain (loss) on investments	1	2
Derivative instruments	(8)	12
Total other comprehensive income (loss)	(143)	198
Comprehensive income (loss)	580	854
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	1
Comprehensive income (loss) attributable to EIDP, Inc.	$579	$853

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,964	$4,521	$2,008
Marketable securities	2	9	1
Accounts and notes receivable - net	9,088	6,371	8,294
Inventories	5,202	5,667	5,132
Other current assets	1,129	767	1,152
Total current assets	17,385	17,335	16,587
Investment in nonconsolidated affiliates	165	160	136
Property, plant and equipment	9,617	9,551	9,244
Less: Accumulated depreciation	5,434	5,331	5,139
Net property, plant and equipment	4,183	4,220	4,105
Goodwill	10,409	10,465	10,332
Other intangible assets	8,147	8,301	8,718
Deferred income taxes	395	320	413
Other assets	2,033	2,044	1,832
Total Assets	$42,717	$42,845	$42,123
Liabilities and Equity
Current liabilities
Short-term borrowings	$1,674	$894	$2,291
Accounts payable	4,187	4,398	3,905
Income taxes payable	229	155	322
Deferred revenue	2,773	3,579	2,631
Accrued and other current liabilities	3,369	3,223	2,321
Total current liabilities	12,232	12,249	11,470
Long-term debt	1,682	1,686	1,792
Other noncurrent liabilities
Deferred income tax liabilities	290	251	369
Pension and other post-employment benefits	2,388	2,434	2,239
Other noncurrent obligations	1,898	1,963	1,715
Total noncurrent liabilities	6,258	6,334	6,115
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2026, December 31, 2025, and March 31, 2025:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at March 31, 2026, December 31, 2025, and March 31, 2025	—	—	—
Additional paid-in capital	24,624	24,610	24,497
Retained earnings (accumulated deficit)	2,300	2,207	3,070
Accumulated other comprehensive income (loss)	(2,940)	(2,797)	(3,271)
Total EIDP, Inc. stockholders’ equity	24,223	24,259	24,535
Noncontrolling interests	4	3	3
Total equity	24,227	24,262	24,538
Total Liabilities and Equity	$42,717	$42,845	$42,123

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating activities
Net income (loss)	$723	$656
(Income) loss from discontinued operations after income taxes	2	11
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	297	296
Provision for (benefit from) deferred income tax	(52)	(122)
Net periodic pension and OPEB (benefit) cost, net	(3)	10
Pension and OPEB contributions	(48)	(51)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	3	(4)
Restructuring and asset related charges - net	92	22
Other net loss	157	75
Changes in assets and liabilities, net
Accounts and notes receivable	(2,810)	(2,505)
Inventories	439	379
Accounts payable	(221)	(190)
Deferred revenue	(790)	(667)
Other assets and liabilities	(674)	(11)
Cash provided by (used for) operating activities - continuing operations	(2,885)	(2,101)
Cash provided by (used for) operating activities - discontinued operations	(6)	(8)
Cash provided by (used for) operating activities	(2,891)	(2,109)
Investing activities
Capital expenditures	(81)	(94)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	—	8
Investments in and loans to nonconsolidated affiliates	(3)	—
Proceeds from sales and maturities of investments	8	62
Other investing activities, net	(1)	(10)
Cash provided by (used for) investing activities	(77)	(34)
Financing activities
Net change in borrowings (less than 90 days)	521	745
Net payments from (advances to) Parent on in-house banking arrangement	—	129
Proceeds from debt	268	637
Payments on debt	(22)	(14)
Proceeds from exercise of stock options	17	35
Dividends paid to Parent	(371)	(513)
Other financing activities, net	(24)	(24)
Cash provided by (used for) financing activities	389	995
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(5)	21
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,584)	(1,127)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,725	3,422
Cash, cash equivalents and restricted cash equivalents at end of period	$2,141	$2,295

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2026
Balance at January 1, 2026	$239	$—	$24,610	$—	$2,207	$(2,797)	$3	$24,262
Net income (loss)					722		1	723
Other comprehensive income (loss)						(143)		(143)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			17					17
Share-based compensation			(2)					(2)
Dividend to Parent					(627)			(627)
Other - net			(1)					(1)
Balance at March 31, 2026	$239	$—	$24,624	$—	$2,300	$(2,940)	$4	$24,227

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037
Net income (loss)					655		1	656
Other comprehensive income (loss)						198		198
Due from Parent				129				129
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			35					35
Share-based compensation			(2)					(2)
Dividend to Parent					(513)			(513)
Other - net					1			1
Balance at March 31, 2025	$239	$—	$24,497	$—	$3,070	$(3,271)	$3	$24,538

See Notes to the EIDP Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EIDP, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

Note		Page
1	Basis of Presentation	67
2	Related Party Transactions	67

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
•Capital Structure - At March 31, 2026, Corteva, Inc.'s capital structure consists of 670,044,000 issued shares of common stock, par value $0.01 per share.

The accompanying footnotes relate to EIDP only, and not to Corteva, Inc., and are presented to show differences between EIDP and Corteva, Inc.

For the footnotes listed below, refer to the following footnotes of the Corteva interim Consolidated Financial Statements:
•Note 1 - Summary of Significant Accounting Policies
•Note 2 - Recent Accounting Guidance
•Note 3 - Revenue
•Note 4 - Restructuring and Asset Related Charges - Net
•Note 5 - Supplementary Information
•Note 6 - Income Taxes
•Note 7 - Earnings Per Share of Common Stock - Not applicable for EIDP
•Note 8 - Accounts and Notes Receivable - Net
•Note 9 - Inventories
•Note 10 - Other Intangible Assets
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities
•Note 12 - Commitments and Contingent Liabilities
•Note 13 - Stockholders’ Equity
•Note 14 - Pension Plans and Other Post Employment Benefits
•Note 15 - Financial Instruments
•Note 16 - Fair Value Measurements
•Note 17 - Segment Information

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a Master In-House Banking Agreement, which established banking arrangements to facilitate the management of the cash and liquidity needs of the Participating Companies.

In February and March 2026, the Board of Directors of EIDP authorized and declared cumulative dividends of $627 million to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the first and second quarters of 2026. As of March 31, 2026, EIDP had a dividend payable to Corteva, Inc. of $390 million.

For the three months ended March 31, 2026, EIDP declared cash dividends to Corteva, Inc. amounting to $627 million, of which $371 million were paid to Corteva, Inc. during the period. For the three months ended March 31, 2025, EIDP declared cash dividends to Corteva, Inc. amounting to $513 million, all of which were paid to Corteva, Inc. during the period.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2026, December 31, 2025 and March 31, 2025, EIDP had payables to Corteva, Inc. of $28 million, $27 million and $17 million included in accrued and other current liabilities, respectively, and $103 million, $154 million and $149 million included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva’s indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to the section entitled “Guarantees” of Note 15 - Commitments and Contingent Liabilities, to the interim Corteva Consolidated Financial Statements, for further details of the Separation Agreements).