Form 10-Q
period 2026-06-30
Corteva, Inc.; EIDP, Inc.
filed 2026-07-31
CIK 1755672, 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Corteva, Inc. had 667,196,000 shares of common stock, par value $0.01 per share, outstanding at July 24, 2026.
EIDP, Inc. had 200 shares of common stock, par value $0.30 per share, outstanding at July 24, 2026, all of which are held by Corteva, Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$6,379	$6,456	$11,284	$10,873
Cost of goods sold	2,718	2,932	5,090	5,274
Research and development expense	388	375	729	710
Selling, general and administrative expenses	1,164	1,156	2,041	1,907
Amortization of intangibles	194	161	354	323
Restructuring and asset related charges - net	49	79	141	101
Separation costs	79	—	131	—
Other income (expense) - net	(115)	103	(232)	118
Interest expense	47	52	83	88
Income (loss) from continuing operations before income taxes	1,625	1,804	2,483	2,588
Provision for (benefit from) income taxes on continuing operations	408	422	541	539
Income (loss) from continuing operations after income taxes	1,217	1,382	1,942	2,049
Income (loss) from discontinued operations after income taxes	(52)	(66)	(54)	(77)
Net income (loss)	1,165	1,316	1,888	1,972
Net income (loss) attributable to noncontrolling interests	4	2	7	6
Net income (loss) attributable to Corteva	$1,161	$1,314	$1,881	$1,966
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$1.81	$2.02	$2.89	$2.99
Basic earnings (loss) per share of common stock from discontinued operations	(0.08)	(0.10)	(0.08)	(0.11)
Basic earnings (loss) per share of common stock	$1.73	$1.92	$2.81	$2.88
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$1.81	$2.02	$2.88	$2.98
Diluted earnings (loss) per share of common stock from discontinued operations	(0.08)	(0.10)	(0.08)	(0.11)
Diluted earnings (loss) per share of common stock	$1.73	$1.92	$2.80	$2.87

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$1,165	$1,316	$1,888	$1,972
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	7	683	(122)	869
Adjustments to pension benefit plans	(2)	1	(6)	2
Adjustments to other benefit plans	(4)	(4)	(7)	(7)
Unrealized gain (loss) on investments	—	3	1	5
Derivative instruments	(27)	(56)	(35)	(44)
Total other comprehensive income (loss)	(26)	627	(169)	825
Comprehensive income (loss)	1,139	1,943	1,719	2,797
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	4	2	7	6
Comprehensive income (loss) attributable to Corteva	$1,135	$1,941	$1,712	$2,791

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$2,365	$4,521	$2,065
Marketable securities	—	9	76
Accounts and notes receivable - net	8,696	6,371	8,674
Inventories	4,443	5,667	4,316
Other current assets	853	767	873
Total current assets	16,357	17,335	16,004
Investment in nonconsolidated affiliates	145	160	134
Property, plant and equipment	9,744	9,551	9,455
Less: Accumulated depreciation	5,566	5,331	5,302
Net property, plant and equipment	4,178	4,220	4,153
Goodwill	10,437	10,465	10,518
Other intangible assets	8,006	8,301	8,583
Deferred income taxes	335	320	449
Other assets	2,184	2,044	1,918
Total Assets	$41,642	$42,845	$41,759
Liabilities and Equity
Current liabilities
Short-term borrowings	$3,193	$894	$1,942
Accounts payable	3,958	4,398	3,828
Income taxes payable	303	155	485
Deferred revenue	383	3,579	358
Accrued and other current liabilities	2,952	3,099	2,903
Total current liabilities	10,789	12,125	9,516
Long-term debt	1,682	1,686	1,687
Other noncurrent liabilities
Deferred income tax liabilities	512	251	258
Pension and other post-employment benefits	1,300	2,434	2,229
Other noncurrent obligations	1,956	1,963	1,918
Total noncurrent liabilities	5,450	6,334	6,092
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,667,000 shares authorized; issued at June 30, 2026 - 667,018,000; December 31, 2025 - 672,163,000; and June 30, 2025 - 679,879,000	7	7	7
Additional paid-in capital	26,894	27,001	27,014
Retained earnings (accumulated deficit)	1,224	(67)	1,532
Accumulated other comprehensive income (loss)	(2,966)	(2,797)	(2,644)
Total Corteva stockholders’ equity	25,159	24,144	25,909
Noncontrolling interests	244	242	242
Total equity	25,403	24,386	26,151
Total Liabilities and Equity	$41,642	$42,845	$41,759

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$1,888	$1,972
(Income) loss from discontinued operations after income taxes	54	77
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	636	597
Provision for (benefit from) deferred income tax	232	(209)
Net periodic pension and OPEB (benefit) cost, net	(5)	19
Pension and OPEB contributions	(1,140)	(84)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	6	(17)
Restructuring and asset related charges - net	141	101
Other net loss	319	272
Changes in assets and liabilities, net
Accounts and notes receivable	(2,416)	(2,544)
Inventories	1,227	1,310
Accounts payable	(487)	(356)
Deferred revenue	(3,187)	(2,944)
Other assets and liabilities	(613)	667
Cash provided by (used for) operating activities - continuing operations	(3,345)	(1,139)
Cash provided by (used for) operating activities - discontinued operations	(12)	(23)
Cash provided by (used for) operating activities	(3,357)	(1,162)
Investing activities
Capital expenditures	(203)	(212)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	1	25
Acquisitions of businesses - net of cash acquired	(43)	—
Investments in and loans to nonconsolidated affiliates	(6)	—
Proceeds from sales and maturities of investments	9	62
Proceeds from (payments for) settlement of net investment hedge	—	(56)
Other investing activities, net	(5)	(17)
Cash provided by (used for) investing activities	(247)	(198)
Financing activities
Net change in borrowings (less than 90 days)	2,398	28
Proceeds from debt	868	1,214
Payments on debt	(989)	(335)
Repurchase of common stock	(500)	(520)
Proceeds from exercise of stock options	31	70
Dividends paid to stockholders	(241)	(232)
Other financing activities, net	(37)	(38)
Cash provided by (used for) financing activities	1,530	187
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(32)	68
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,106)	(1,105)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,725	3,422
Cash, cash equivalents and restricted cash equivalents at end of period [1]	$2,619	$2,317
1. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2026
Balance at January 1, 2026	$7	$27,001	$(67)	$(2,797)	$242	$24,386
Net income (loss)			720		3	723
Other comprehensive income (loss)				(143)		(143)
Share-based compensation		(2)				(2)
Common dividends ($0.18 per share)		(121)				(121)
Issuance of Corteva stock		17				17
Repurchase of common stock		(36)	(214)			(250)
Other - net			(3)		(2)	(5)
Balance at March 31, 2026	$7	$26,859	$436	$(2,940)	$243	$24,605
Net income (loss)			1,161		4	1,165
Other comprehensive income (loss)				(26)		(26)
Share-based compensation		21	(1)			20
Common dividends ($0.18 per share)			(120)			(120)
Issuance of Corteva stock		14				14
Repurchase of common stock			(250)			(250)
Other - net			(2)		(3)	(5)
Balance at June 30, 2026	$7	$26,894	$1,224	$(2,966)	$244	$25,403

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$7	$27,196	$55	$(3,469)	$241	$24,030
Net income (loss)			652		4	656
Other comprehensive income (loss)				198		198
Share-based compensation		(2)				(2)
Common dividends ($0.17 per share)		(116)				(116)
Issuance of Corteva stock		35				35
Repurchase of common stock		(150)	(120)			(270)
Other - net		(1)			(3)	(4)
Balance at March 31, 2025	$7	$26,962	$587	$(3,271)	$242	$24,527
Net income (loss)			1,314		2	1,316
Other comprehensive income (loss)				627		627
Share-based compensation		17				17
Common dividends ($0.17 per share)			(116)			(116)
Issuance of Corteva stock		35				35
Repurchase of common stock			(250)			(250)
Other - net			(3)		(2)	(5)
Balance at June 30, 2025	$7	$27,014	$1,532	$(2,644)	$242	$26,151

See Notes to the Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, collectively referred to as the “2025 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. The interim Consolidated Financial Statements and other financial information included in this Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Since 2018, Argentina has been considered a highly-inflationary economy under U.S. GAAP and therefore the U.S. Dollar (“USD”) is the functional currency for our related subsidiaries. Argentina contributes approximately 3 percent to the company's annual net sales and approximately 1 percent to each of the company's annual Seed and Crop Protection segment operating EBITDA. The company remeasures net monetary assets utilizing the official Argentine Peso (“Peso”) to USD exchange rate. The ability to draw down Peso cash balances is limited at this time due to government restrictions and market availability of U.S. Dollars. The devaluation of the Peso relative to the USD over the last several years has resulted in the recognition of exchange losses (refer to Note 5 – Supplementary Information, to the interim Consolidated Financial Statements, and Note 6 – Supplementary Information, to the Consolidated Financial Statements, in the company's 2025 Annual Report). The Argentina government has offered USD-denominated bonds to importers, the proceeds from which can be used to pay off outstanding intercompany payables. As of June 30, 2026, the company holds these foreign government bonds with an amortized cost of $22 million as part of its strategy to manage its net monetary asset exposure in Argentina. Refer to the “Debt Securities” section in Note 15 – Financial Instruments, to the interim Consolidated Financial Statements, for additional information. As of June 30, 2026, a further 10 percent deterioration in the official Peso to USD exchange rate would not have a significant impact on the USD value of our net monetary assets or pre-tax earnings. The company will continue to assess the implications to our operations and financial reporting.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of June 30, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

NOTE 3 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options were $155 million, $150 million and $141 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over a period of six years.

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

Contract Balances	June 30, 2026	December 31, 2025	June 30, 2025
(In millions)
Contract assets - current [1]	$35	$34	$31
Contract assets - noncurrent [2]	$88	$83	$77
Deferred revenue - current	$383	$3,579	$358
Deferred revenue - noncurrent [3]	$119	$125	$118
1.Included in other current assets in the interim Consolidated Balance Sheets.
2.Included in other assets in the interim Consolidated Balance Sheets.
3.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the six months ended June 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period was $3,308 million and $3,091 million, respectively.

Disaggregation of Revenue
Corteva's operations are classified into two operating segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Corn	$2,868	$2,961	$5,241	$5,030
Soybean	1,318	1,257	1,624	1,562
Other oilseeds	228	186	473	409
Other	118	133	217	243
Seed	4,532	4,537	7,555	7,244
Herbicides	932	995	1,959	1,855
Insecticides	399	436	776	772
Fungicides	263	342	597	646
Biologicals	86	97	156	181
Other	167	49	241	175
Crop Protection	1,847	1,919	3,729	3,629
Total	$6,379	$6,456	$11,284	$10,873

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
North America [1]	$3,955	$3,954	$5,725	$5,551
EMEA [2]	272	282	1,200	1,108
Latin America	160	154	384	339
Asia Pacific	145	147	246	246
Total	$4,532	$4,537	$7,555	$7,244

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
North America [1]	$593	$675	$1,262	$1,288
EMEA [2]	458	465	1,185	1,116
Latin America	519	518	801	775
Asia Pacific	277	261	481	450
Total	$1,847	$1,919	$3,729	$3,629
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

The company expects to incur aggregate pre‑tax restructuring and asset related charges of approximately $80 million in connection with the 2026 Restructuring Actions, consisting solely of severance and related benefit costs. Reductions in workforce are subject to local regulatory requirements. For the six months ended June 30, 2026, the company recorded pre‑tax restructuring and asset related charges of $78 million, which consist entirely of severance and related benefit costs and are classified as corporate‑related charges. At June 30, 2026, the restructuring liability was $59 million.

Cash payments related to the 2026 Restructuring Actions are expected to total approximately $80 million. Through the second quarter of 2026, the company paid $19 million associated with these charges. Cash payments are expected to be paid over the course of the next year, with substantially all payments anticipated to occur during 2026. The company does not anticipate material revisions to the estimated costs or timing of payments related to the 2026 Restructuring Actions.

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations. In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include updates to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site. Furthermore, on June 12, 2026, the company disclosed that its management recently committed to the next phase of the plan to include the intended cessation of the company's production activities at its site in Asturias, Spain. The intended cessation is subject to a consultation process with the applicable works council and union representatives at the facility. Management revisions were also made to previous estimates associated with the company's exit of its Pittsburg, California production activities.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The company expects to record aggregate pre-tax restructuring and asset related charges of $750 million to $815 million, comprised of $100 million to $125 million of severance and related benefit costs, $350 million to $372 million of asset related and impairment charges and $300 million to $318 million of costs related to exiting the company’s production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the second quarter of 2026, the company recorded net pre-tax restructuring and asset related charges of $674 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $120 million of severance and related benefit costs, $350 million of asset related and impairment charges, $91 million of decommissioning and demolition costs, and $113 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $400 million to $443 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the second quarter of 2026, the company paid $250 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2028.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three and six months ended June 30, 2026 and 2025:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance and related benefit costs [1]	$18	$3	$18	$12
Asset related charges [2]	10	1	10	13
Decommissioning and demolition costs [2]	9	19	21	24
Contract termination charges [2]	12	56	14	56
Total restructuring and asset related charges - net	$49	$79	$63	$105
1.Reflects corporate-related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.

The following table summarizes changes to liability balances related to the Crop Protection Operations Strategy Restructuring Program for the six months ended June 30, 2026:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2025	$32	$—	$8	$54	$94
Charges to income from continuing operations	18	10	21	14	63
Payments	(11)	—	(24)	(38)	(73)
Asset write-offs	—	(10)	—	—	(10)
Balance at June 30, 2026	$39	$—	$5	$30	$74

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest income	$27	$31	$61	$63
Equity in earnings (losses) of affiliates - net	(9)	(1)	7	10
Net gain (loss) on sales of businesses and other assets	(4)	13	(7)	17
Net exchange gains (losses) [1]	(75)	(25)	(142)	(52)
Non-operating pension and other post employment benefit credits (costs) [2]	7	(6)	14	(12)
Miscellaneous income (expenses) - net [3]	(61)	91	(165)	92
Other income (expense) - net	$(115)	$103	$(232)	$118
1.Includes net pre-tax exchange gains (losses) of $3 million and $7 million associated with impacts from the devaluation of the Argentine Peso for the three and six months ended June 30, 2026, respectively and $(11) million for both the three and six months ended June 30, 2025, respectively.
2.Includes non-service related components of net periodic benefit credits (costs), comprised of interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss).
3.The three and six months ended June 30, 2026 includes estimated settlements associated with various lawsuits filed as described in the section entitled “Federal Trade Commission Investigation” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. The three and six months ended June 30, 2025 includes the receipt of insurance proceeds and other items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$4	$(154)	$89	$(201)
Local tax (expenses) benefits	(7)	14	(31)	13
Net after-tax impact from subsidiary exchange gain (loss)	$(3)	$(140)	$58	$(188)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(79)	$129	$(231)	$149
Tax (expenses) benefits	19	(25)	53	(27)
Net after-tax impact from hedging program exchange gain (loss)	$(60)	$104	$(178)	$122

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(75)	$(25)	$(142)	$(52)
Tax (expenses) benefits	12	(11)	22	(14)
Net after-tax exchange gain (loss)	$(63)	$(36)	$(120)	$(66)

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$2,365	$4,521	$2,065
Restricted cash equivalents	254	204	252
Total cash, cash equivalents and restricted cash equivalents	$2,619	$4,725	$2,317

Restricted cash equivalents primarily relates to a trust funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. All of the company's restricted cash equivalents are classified as current as of June 30, 2026, December 31, 2025 and June 30, 2025. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounts payable
At June 30, 2026, December 31, 2025 and June 30, 2025, accounts payable was $3,958 million, $4,398 million and $3,828 million, respectively, which includes accounts payable - trade of $1,691 million, $2,871 million, and $1,613 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $10 million, $420 million, and $10 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, which is measured at fair value using Level 2 inputs for each period presented. Accrued discounts and rebates, which is a component of accounts payable, was $2,081 million, $1,328 million and $2,022 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively. No other components of accounts payable were more than five percent of total current liabilities.

NOTE 6 - INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2026 was 25.1 percent and 21.8 percent, respectively, and 23.4 percent and 20.8 percent for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, the company recognized a $50 million charge associated with the Discretionary Pension Contribution, as discussed in Note 14 - Pension Plans and Other Post Employment Benefits, to the interim Consolidated Financial Statements. During the three and six months ended June 30, 2026, the company recognized $10 million and $61 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the six months ended June 30, 2026, the company recognized a $31 million tax benefit related to intellectual property realignment. During the six months ended June 30, 2025, the company recognized a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations after income taxes	$1,217	$1,382	$1,942	$2,049
Net income (loss) attributable to continuing operations noncontrolling interests	4	2	7	6
Income (loss) from continuing operations available to Corteva common stockholders	1,213	1,380	1,935	2,043
Income (loss) from discontinued operations available to Corteva common stockholders	(52)	(66)	(54)	(77)
Net income (loss) available to common stockholders	$1,161	$1,314	$1,881	$1,966

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2026	2025	2026	2025
Earnings (loss) per share of common stock from continuing operations	$1.81	$2.02	$2.89	$2.99
Earnings (loss) per share of common stock from discontinued operations	(0.08)	(0.10)	(0.08)	(0.11)
Earnings (loss) per share of common stock	$1.73	$1.92	$2.81	$2.88

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per share)	2026	2025	2026	2025
Earnings (loss) per share of common stock from continuing operations	$1.81	$2.02	$2.88	$2.98
Earnings (loss) per share of common stock from discontinued operations	(0.08)	(0.10)	(0.08)	(0.11)
Earnings (loss) per share of common stock	$1.73	$1.92	$2.80	$2.87

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2026	2025	2026	2025
Weighted-average common shares - basic	668.6	681.7	670.4	683.3
Plus: dilutive effect of equity compensation plans [1]	1.2	1.4	1.2	1.4
Weighted-average common shares - diluted	669.8	683.1	671.6	684.7
Potential shares of common stock excluded from EPS calculations [2]	2.4	2.1	2.9	2.9
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Accounts receivable – trade [1]	$5,834	$4,881	$5,961
Notes receivable – trade [1,2]	1,398	153	1,397
Other [3]	1,464	1,337	1,316
Total accounts and notes receivable - net	$8,696	$6,371	$8,674
1.Accounts and notes receivable – trade are net of allowances of $295 million, $241 million and $218 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and crop protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of June 30, 2026, December 31, 2025 and June 30, 2025, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $115 million, $117 million and $107 million as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the six months ended June 30, 2025 and 2026:

(In millions)
2025
Balance at December 31, 2024	$179
Net provision for credit losses	45
Other - net of write-offs charged against allowance	(6)
Balance at June 30, 2025	$218
2026
Balance at December 31, 2025	$241
Net provision for credit losses	68
Other - net of write-offs charged against allowance	(14)
Balance at June 30, 2026	$295

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

Trade receivables sold under these agreements were $126 million and $154 million for the three and six months ended June 30, 2026, and $63 million and $89 million for the three and six months ended June 30, 2025, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of June 30, 2026, December 31, 2025 and June 30, 2025 were $10 million, $17 million and $18 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the six months ended June 30, 2026 and 2025 was not material. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Finished products	$2,242	$2,956	$1,934
Semi-finished products	1,800	2,276	1,961
Raw materials and supplies	401	435	421
Total inventories	$4,443	$5,667	$4,316

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2026			December 31, 2025			June 30, 2025
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,712)	$4,579	$6,291	$(1,587)	$4,704	$6,291	$(1,461)	$4,830
Customer-related	2,399	(1,095)	1,304	2,394	(1,024)	1,370	2,392	(949)	1,443
Developed technology	1,854	(1,346)	508	1,860	(1,283)	577	1,838	(1,230)	608
Trademarks/trade names	2,011	(499)	1,512	2,056	(466)	1,590	2,056	(424)	1,632
Other [1]	368	(321)	47	368	(313)	55	388	(323)	65
Total other intangible assets with finite lives	$12,923	$(4,973)	$7,950	$12,969	$(4,673)	$8,296	$12,965	$(4,387)	$8,578
Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	56	—	56	5	—	5	5	—	5
Total other intangible assets with indefinite lives	56	—	56	5	—	5	5	—	5
Total other intangible assets	$12,979	$(4,973)	$8,006	$12,974	$(4,673)	$8,301	$12,970	$(4,387)	$8,583
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $194 million and $354 million for the three and six months ended June 30, 2026, and $161 million and $323 million for the three and six months ended June 30, 2025, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2026 and each of the next five years is approximately $318 million, $576 million, $554 million, $530 million, $520 million and $520 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva's short-term borrowings and long-term debt:

Short-term borrowings
(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Commercial paper	$2,422	$—	$460
364-Day Revolving Credit Facility	600	—	—
Other loans - various currencies	171	112	199
Long-term debt payable within one year	—	782	1,283
Total short-term borrowings	$3,193	$894	$1,942

Long-term debt
(In millions)	June 30, 2026		December 31, 2025		June 30, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in July 2025	$—		$—		$500	1.70%
Maturing in May 2026	—		600	4.50%	600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in May 2032	500	5.125%	500	5.125%	500	5.125%
Maturing in May 2033	600	4.80%	600	4.80%	600	4.80%
Other loans:
Foreign currency loans	—		182	12.70%	183	12.70%
Medium-term notes, varying maturities through 2041	95	3.64%	102	3.76%	104	4.26%
Less: Unamortized debt discount and issuance costs	13		16		17
Less: Long-term debt due within one year	—		782		1,283
Total long-term debt	$1,682		$1,686		$1,687

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

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,651 million, $2,462 million and $2,950 million as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

Debt Offering
In May 2025, the company issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “May 2025 Debt Offering”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at June 30, 2026 was approximately $45 million. The company’s short-term foreign currency loans have varying maturities through 2026. During the first quarter of 2026, the company's long-term foreign currency loans were amended to extend the maturity date to May 2026, which resulted in a corresponding change in the interest rate. The loans were repaid at the maturity date.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and available credit facilities at June 30, 2026
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	June 2024	$2,850	$2,850	June 2029	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2026	1,250	650	February 2027	Floating Rate
Total committed and available credit facilities		$6,000	$5,400

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. The Revolving Credit Facilities may serve as a substitute to the company's commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2026, the company was in compliance with these covenants.

364-Day Revolving Credit Facility
In February 2026, the company amended its January 2023 (as amended in July 2023, January 2024, February 2024 and February 2025) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”), increasing the facility amount from $750 million to $1.25 billion, extending the expiration date to February 2027 and amending the interest rate to Term SOFR plus the applicable margin. In February 2025, the company amended the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In May 2026, the company drew down $600 million under the 364-Day Revolving Credit Facility, to repay the $600 million senior notes that matured in May 2026. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2026, the company was in compliance with these covenants.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At June 30, 2026, December 31, 2025 and June 30, 2025, the outstanding obligations under supplier finance programs was $139 million, $121 million and $106 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the six months ended June 30, 2026 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2025	$121
Invoices confirmed during the period	332
Confirmed invoices paid during the period	(314)
Confirmed obligations outstanding at June 30, 2026	$139

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At June 30, 2026, December 31, 2025 and June 30, 2025, the company had directly guaranteed $107 million, $71 million and $68 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. The maximum future payments include $5 million, $5 million and $6 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $604 million, $234 million and $600 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

Chemours Separation Agreement (Performance Chemicals)
Pursuant to the Chemours Separation Agreement resulting from the 2015 spin-off of the Performance Chemicals segment from Historical DuPont, The Chemours Company (“Chemours”) indemnifies the company against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. Additionally, in January 2021, a binding memorandum of understanding as described below replaced the potential future liability sharing arrangements established in the 2017 amendment to the Chemours Separation Agreement. At June 30, 2026, December 31, 2025 and June 30, 2025, the indemnification assets from Chemours were $140 million, $138 million, and $144 million, respectively, within accounts and notes receivable - net and $484 million, $470 million and $373 million, respectively, within other assets in the interim Consolidated Balance Sheets. These indemnification assets are regularly assessed for collectability and the company has concluded that these assets are recoverable. The liabilities subject to Chemours indemnification are considered stray liabilities under the Corteva Separation Agreement. Therefore, if Chemours fails to indemnify the company, these stray liabilities are subject to proportionate cost sharing between Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, as further described in this footnote below.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EIDP, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The company made its annual installment deposits due to the MOU Escrow Account through June 30, 2026. The MOU escrow account contains approximately $105 million as of June 30, 2026, representing the aggregate contributions from Chemours, DuPont and Corteva, less withdrawals to fund related settlements.

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

The Chemours Separation Agreement obligates Chemours to defend and indemnify EIDP in legacy asbestos cases. As of June 30, 2026, there were approximately 900 pending lawsuits, with most being allegations of personal injury from Historical

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DuPont contractors. At June 30, 2026, an accrual and related indemnification asset have been established for this matter, substantially all of which are recorded in other noncurrent obligations and other assets, respectively.

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

At June 30, 2026, December 31, 2025 and June 30, 2025, the aggregate indemnification assets from DuPont and Dow were $101 million, $104 million and $123 million, respectively, within accounts and notes receivable - net and $314 million, $263 million and $246 million, respectively, within other assets in the interim Consolidated Balance Sheets. At June 30, 2026, December 31, 2025 and June 30, 2025, the aggregate indemnification liabilities to DuPont and Dow were $20 million, $26 million and $15 million, respectively, within accrued and other current liabilities and $106 million, $154 million and $149 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(52) million and $(54) million for the three and six months ended June 30, 2026, and $(66) million and $(77) million for the three and six months ended June 30, 2025, respectively, to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations.

The after-tax charge for the three and six months ended June 30, 2026 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of litigation charges as well as PFAS environmental remediation activities, along with other environmental matters.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

At June 30, 2026, December 31, 2025 and June 30, 2025, current accrued litigation was $468 million, $874 million and $337 million respectively, within accrued and other current liabilities. A current indemnification asset of $185 million was recorded within accounts and notes receivable - net at June 30, 2026 in relation to the current accrued litigation. See the “Chemours Separation Agreement (Performance Chemicals)” and the “Corteva Separation Agreement” sections for further details on the indemnifications.

Bayer Dispute
As of January 2026, Corteva and Bayer agreed to settle their dispute with respect to their agrobacterium cross-license agreement. In addition, the parties resolved several other disputes regarding post-patent royalties and other matters, including post-patent regulatory support, resulting in the termination or amendment of the related licenses, as applicable. As part of the resolution of these matters, the cross-license agreement has been terminated and Corteva agreed to drop its patent claims related to AAD-1 herbicide resistance technology used in Enlist® corn against Bayer, as well as a payment of $610 million of which approximately $546 million was paid through the first quarter of 2026 and the remainder due by September 15, 2026. Also as a result of the resolution of this litigation and the related license terminations and amendments, potential royalty obligations for Corteva's Enlist E3® soybeans, as well as future royalty payments due to Bayer under other licensing agreements in dispute were terminated. The settlement agreements support Corteva's product out-licensing growth in competitive corn, cotton and canola markets, including for the out-licensing of above and below ground triple-stack corn technology. In conjunction with resolution of these matters, the companies also agreed to new cotton licensing arrangements at terms reflective of market rates. There is no remaining litigation between the parties.

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

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva's motion to dismiss. Specifically, the court order dismissed the plaintiff's federal damages claims and 13 of the 27 state consumer protection act claims. The plaintiffs amended their complaint to include methoxyfenozide products. Corteva reached agreements to settle the lawsuits brought by the FTC, the State of Arkansas and the multi-district litigation plaintiffs. These settlements were entered into by Corteva without admitting any wrongdoing. The settlements of the FTC lawsuit and the multi-district litigation are subject to federal court approval. The State of Arkansas settlement is subject to state court approval. As of June 30, 2026, an accrual has been established for the estimated resolution of claims.

Chlorpyrifos Lawsuits
As of June 30, 2026, there were asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator's direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and Separation. Claimants allege personal injury, including autism, parkinsonism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of June 30, 2026, an accrual has been established for the estimated resolution of certain claims.

Separately, additional personal injury lawsuits were filed and threatened against Dow, Corteva and other defendants related to chlorpyrifos exposure. Corteva is pursuing Dow for indemnification under the Corteva Separation Agreement, as applicable.

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

Leach Settlement and Ohio MDL Settlement
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of June 30, 2026, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

In August 2025, the SC MDL entered multiple case management orders requiring cases filed outside the SC MDL to be transferred to the SC MDL, establishing a 21-day window for unfiled cases to be filed, and allowing the filing of multi-plaintiff complaints. A significant number of new cases asserting personal injury were filed or transferred to the SC MDL. Many of the personal injury cases both inside and outside the SC MDL include and continue to include, as new cases are threatened, multiple plaintiffs. Therefore, the number of plaintiffs asserting such claims is substantially higher than the number of cases set forth above. The first bellwether personal injury trial is expected to be scheduled for 2027. Discussions between the parties on a resolution to these cases remain ongoing.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The NJ Statewide Settlement, after the expiration of the public notice and comment period, is subject to court approval. After receiving objections to the NJ Statewide Settlement, the court held a hearing in June 2026 and indicated that the NJ Statewide Settlement would be approved, with the final order expected in the third quarter of 2026. The NJ Statewide Settlement includes aggregate cash payments to the State of New Jersey of $875 million, payable over a period of 25 years (net present value of approximately $500 million, using an 8 percent discount rate), responsibility for which will be allocated among the settling companies in accordance with the terms of the MOU. Of the $875 million, approximately $16 million is allocated to statewide natural resource damages unrelated to the four Historical DuPont sites, 25 percent of which relates to alleged statewide AFFF contamination. Accordingly, in the second quarter of 2025, the company recorded a pre-tax loss of $72 million ($58 million after-tax) within discontinued operations, reflecting the net present value of the company's share of the aggregate cash payment in accordance with the MOU. The settling companies have agreed to count the NJ Statewide Settlement against the MOU limit at net present value as of the date of the NJ Statewide Settlement. Entry into the NJ Statewide Settlement suspended the companies' 2025 MOU escrow funding obligations and funding of the initial payment under the NJ Statewide Settlement, expected in 2026, will be deemed to satisfy these obligations for 2025.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023. As of the second quarter of 2026, the company made all required payments under the settlement agreement. The second, a putative nationwide class action (the “Hardwick Class Action”) brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. EIDP's motion to dismiss the new case on the grounds it remains similar to the original claim was denied, but immediately certified an appeal to the Sixth Circuit and stayed all merits and class proceedings pending the Sixth Circuit's review of the district court's decision. The appellate review is expected to be as early as the fourth quarter of 2026.

New York. EIDP is a defendant in a putative class action (the “Baker Class Action”), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. A settlement in principle of the Baker Class Action was reached in June 2025. As of June 30, 2026, an accrual for Corteva’s share of the expected settlement under the MOU has been established.

EIDP is a defendant in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. This district submitted a timely opt-out request from the Nationwide Water District Settlement. EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as product liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff's trespass claims and limited plaintiffs’ nuisance claims to abatement damages. In July 2026, the attorney general of the State of New York filed a lawsuit including public nuisance and other consumer protection claims against 3M, DuPont, Chemours, Corteva and EIDP for PFAS contamination.

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed by attorneys general in 31 states, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to monitor and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources, as well as punitive damages. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. Additionally,

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
fourteen attorneys general have threatened Corteva with potential actions to delay or prevent its intended separation subject to the receipt of documentation related to its plans for the allocation of assets and potential historical liabilities in the transaction.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies' and the State's agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million (“Supplemental Payment”). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when the further opportunity for appeals expires under the Ohio judicial consent order process. As of June 30, 2026, an accrual has been established for Corteva's share under the MOU. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

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

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities' land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, the status of discussions between the parties. As of June 30, 2026, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary's directors, alleging unlawful PFOA and GenX emissions from Chemours' Dordrecht Works facility. Also, a private foundation formed in the Netherlands notified Chemours, DuPont, and Corteva that it intends to commence a claim during the third quarter of 2026 on behalf of approximately 1,700 residents residing near the Dordrecht plant, including claims for remediation costs, loss of property value, and loss of living enjoyment.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The Centre, Alabama water district carpet mill case settled in February 2026 and all required settlement payments were completed in the second quarter of 2026. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile, and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass, and other claims related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2026, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025. Cumberland County, North Carolina, which is not part of the forgoing consolidation action or the Nationwide Water District Settlement, filed an action for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. The pending mediation and trial for this matter are no longer scheduled.

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

In a state court action, approximately 2,400 private property owners near the Fayetteville Works facility seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence, water monitoring and property damage allegedly caused by release of certain PFCs. In July 2026, the company reached an agreement in principle to settle the property owners’ claims, and therefore, an accrual for this matter was established as of June 30, 2026. In addition, several personal injury cases have been filed in the North Carolina federal court alleging thyroid disease, and prostate, breast and kidney cancers as a result of PFAS exposure.

Generally, site-related expenses related to GenX claims are subject to the cost sharing arrangements as defined in the MOU.

Chemours, DuPont, Corteva, and EIDP have been engaged in settlement discussions relating to claims asserted by certain North Carolina governmental entities. As of June 30, 2026, an accrual has been established for these claims.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accrued environmental obligations and indemnification assets include the following:

	As of June 30, 2026
(In millions)	Indemnification asset	Accrual balance [3]	Potential exposure above amount accrued [3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity [1,2]	$277	$294	$204
Other discontinued or divested businesses obligations [1]	36	73	202

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont [2]	50	54	53

Environmental remediation liabilities not subject to indemnity	—	104	116

Indemnification liabilities related to the MOU [4]	—	55	11
Total	$363	$580	$586
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

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the “Facility Response Group”), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In March 2025, the Facility Response Group reached an agreement to settle its lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. The settlement agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of June 30, 2026, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 - STOCKHOLDERS’ EQUITY

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2024 Share Buyback Plan”). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 3,095,000 and 6,285,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $500 million during the three and six months ended June 30, 2026, respectively, and 280,000 shares in the open market for a total cost (excluding excise taxes) of $20 million during the three and six months ended June 30, 2025.

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

Below is a summary of the EIDP Preferred Stock at June 30, 2026, December 31, 2025 and June 30, 2025, which is classified as noncontrolling interests in Corteva's interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment [1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2025
Balance at January 1, 2025	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
Other comprehensive income (loss) before reclassifications	869	(89)	3	—	5	788
Amounts reclassified from accumulated other comprehensive income (loss)	—	45	(1)	(7)	—	37
Net other comprehensive income (loss)	869	(44)	2	(7)	5	825
Balance at June 30, 2025	$(2,603)	$(28)	$(224)	$212	$(1)	$(2,644)
2026
Balance at January 1, 2026	$(2,605)	$(7)	$(378)	$193	$—	$(2,797)
Other comprehensive income (loss) before reclassifications	(122)	(39)	(2)	(1)	1	(163)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	(4)	(6)	—	(6)
Net other comprehensive income (loss)	(122)	(35)	(6)	(7)	1	(169)
Balance at June 30, 2026	$(2,727)	$(42)	$(384)	$186	$1	$(2,966)

1.The cumulative translation adjustment loss for the six months ended June 30, 2026 was primarily driven by the strengthening of the USD against the Euro ("EUR") and Indian Rupee ("INR"), partially offset by the weakening of the USD against the Brazilian Real ("BRL"). The cumulative translation adjustment gain for the six months ended June 30, 2025 was primarily driven by the weakening of the USD against the Euro, Brazilian Real and Mexican Peso ("MXN").

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Derivative instruments	$3	$16	$(3)	$3
Pension benefit plans - net	—	—	(1)	1
Other benefit plans - net	1	—	2	2
Unrealized gains (losses) on investments	—	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$4	$16	$(2)	$6

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Derivative instruments [1]:	$—	$55	$3	$68
Tax (benefit) expense [2]	1	(12)	1	(23)
After-tax	$1	$43	$4	$45
Amortization of pension benefit plans:
Prior service (benefit) cost [3,4]	$(1)	$(1)	$(2)	$(2)
Actuarial (gains) losses[3,4]	(2)	—	(2)	—
Total before tax	$(3)	$(1)	$(4)	$(2)
Tax (benefit) expense [2]	—	—	—	1
After-tax	$(3)	$(1)	$(4)	$(1)
Amortization of other benefit plans:
Actuarial (gains) losses [3,4]	(4)	(4)	(8)	(9)
Total before tax	$(4)	$(4)	$(8)	$(9)
Tax (benefit) expense [2]	1	—	2	2
After-tax	$(3)	$(4)	$(6)	$(7)
Total reclassifications for the period, after-tax	$(5)	$38	$(6)	$37
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

NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits (“OPEB”):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Defined Benefit Pension Plans:
Service cost	$5	$3	$9	$7
Interest cost	138	156	276	313
Expected return on plan assets	(147)	(155)	(295)	(310)
Amortization of unrecognized (gain) loss	(2)	—	(2)	—
Amortization of prior service (benefit) cost	(1)	(1)	(2)	(2)
Net periodic benefit (credit) cost	$(7)	$3	$(14)	$8
Other Post Employment Benefits:
Interest cost	$9	$10	$17	$20
Amortization of unrecognized (gain) loss	(4)	(4)	(8)	(9)
Net periodic benefit (credit) cost	$5	$6	$9	$11
In April 2026, the company’s Board of Directors approved a discretionary contribution to the principal U.S. pension plan of approximately $1.5 billion to be made on or before July 31, 2026. An initial contribution of $1,061 million was made in June 2026, and a supplemental contribution of $399 million was made in July 2026 (collectively, the “Discretionary Pension Contribution”).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - FINANCIAL INSTRUMENTS

Time Deposits and Money Market Funds
At June 30, 2026, December 31, 2025 and June 30, 2025, the company held investments in held-to-maturity securities at amortized cost, which approximates fair value. At June 30, 2026, December 31, 2025 and June 30, 2025, the company also held available-for-sale securities, consisting of investments in foreign government bonds which are discussed further in the section entitled “Debt Securities.” Reclassifications of certain prior year held-to-maturity balances have been made in the current year to disaggregate between those that are time deposits and foreign government bonds.

The following table summarizes investments in time deposits and money market funds classified as held-to-maturity securities at June 30, 2026, December 31, 2025 and June 30, 2025:

Held-to-Maturity Securities		Amortized Cost
(in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2025
Time deposits and money market funds	Cash equivalents [1]	$1,356	$3,431	$1,122
Time deposits	Marketable securities [2]	$—	$1	$1
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

The aggregate notional amounts for the company's derivative instruments (both designated and not designated) was a net buy position of $1,041 million, $1,280 million and $1,745 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agricultural commodity exposures.

While each risk management program has a different maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$33	$(32)	$9	$(49)
Additions and revaluations of derivatives designated as cash flow hedges	(15)	(12)	6	(10)
Clearance of hedge results to earnings	(2)	43	1	58
Ending balance	$16	$(1)	$16	$(1)

At June 30, 2026, an after-tax net gain of $19 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$(27)	$—	$5	$13
Additions and revaluations of derivatives designated as cash flow hedges	(13)	—	(45)	—
Clearance of hedge results to earnings	3	—	3	(13)
Ending balance	$(37)	$—	$(37)	$—

At June 30, 2026, an after-tax net loss of $37 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		June 30, 2026
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$2	$—	$2
Commodity contracts	Other current assets	5	—	5
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	29	(24)	5
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$39	$(24)	$15

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$19	$—	$19
Commodity contracts	Accrued and other current liabilities	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	74	(24)	50
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$97	$(24)	$73

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$5	$—	$5
Commodity contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	23	(21)	2
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$32	$(21)	$11

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	40	(21)	19
Commodity contracts	Accrued and other current liabilities	6	—	6
Total liability derivatives		$50	$(21)	$29

		June 30, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$146	$(115)	$31
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$148	$(115)	$33

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$41	$—	$41
Commodity contracts	Accrued and other current liabilities	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	149	(115)	34
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$194	$(115)	$79
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$(113)	$—	$(103)
Cash flow hedges:
Foreign currency contracts	(13)	—	(45)	—
Commodity contracts	(17)	(14)	10	(12)
Total derivatives designated as hedging instruments	$(30)	$(127)	$(35)	$(115)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts [2]	$(3)	$—	$(3)	$6
Commodity contracts [2]	3	(55)	—	(74)
Total derivatives designated as hedging instruments	$—	$(55)	$(3)	$(68)
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	$(79)	$129	$(231)	$149
Foreign currency contracts [2]	(29)	(60)	(40)	(69)
Commodity contracts [2,4]	—	2	8	9
Commodity contracts [3]	—	—	—	—
Total derivatives not designated as hedging instruments	$(108)	$71	$(263)	$89
Total derivatives	$(108)	$16	$(266)	$21
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

Debt Securities
The company held debt securities, which consisted of foreign government bonds classified as available-for-sale securities, at June 30, 2026, December 31, 2025 and June 30, 2025. The company's investments in available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations.

Available-for-Sale Securities		Fair Value
(in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2025
Foreign government bonds	Marketable securities [1]	$—	$8	$75
Foreign government bonds	Other assets [2]	$23	$22	$27
1.Maturity at time of purchase was more than three months to less than one year.
2.Maturity at time of purchase was more than one year.

At June 30, 2026, available-for-sale debt securities with contractual maturities of less than one year and of one year through five years included gross unrealized gains (losses) of $— million and $1 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated fair value of the available-for-sale securities as of June 30, 2026, December 31, 2025 and June 30, 2025 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the end of period quoted closing market prices in active markets for identical assets and liabilities.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	June 30, 2026	December 31, 2025	June 30, 2025
(In millions)	Level 2 [1]	Level 2 [1]	Level 2 [1]
Assets at fair value:
Marketable securities	$—	$1	$1
Debt securities:
Foreign government bonds [2]	23	30	102
Derivatives relating to: [3]
Foreign currency	31	28	146
Commodity contracts	8	4	2
Total assets at fair value	$62	$63	$251
Liabilities at fair value:
Derivatives relating to: [3]
Foreign currency	$93	$41	$190
Commodity contracts	4	9	4
Total liabilities at fair value	$97	$50	$194
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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

As of and for the Three Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2026
Net sales	$4,532	$1,847	$6,379
Segment operating EBITDA	1,966	342	2,308
Depreciation and amortization	233	106	339
Purchases of property, plant and equipment	81	41	122

2025
Net sales	$4,537	$1,919	$6,456
Segment operating EBITDA	1,863	334	2,197
Depreciation and amortization	200	101	301
Purchases of property, plant and equipment	72	46	118

As of and for the Six Months Ended June 30, (In millions)	Seed	Crop Protection	Total
2026
Net sales	$7,555	$3,729	$11,284
Segment operating EBITDA	3,000	776	3,776
Depreciation and amortization	425	211	636
Purchases of property, plant and equipment	132	71	203

2025
Net sales	$7,244	$3,629	$10,873
Segment operating EBITDA	2,705	711	3,416
Depreciation and amortization	391	206	597
Purchases of property, plant and equipment	119	93	212

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended June 30, 2026
Net sales	$4,532	$1,847	$6,379
Cost of goods sold	1,587	1,105	2,692
Other expenses [1]	979	400	1,379
Segment operating EBITDA	$1,966	$342	$2,308

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended June 30, 2025
Net sales	$4,537	$1,919	$6,456
Cost of goods sold	1,704	1,181	2,885
Other expenses [1]	970	404	1,374
Segment operating EBITDA	$1,863	$334	$2,197

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Total
For the Six Months Ended June 30, 2026
Net sales	$7,555	$3,729	$11,284
Cost of goods sold	2,893	2,162	5,055
Other expenses [1]	1,662	791	2,453
Segment operating EBITDA	$3,000	$776	$3,776

(In millions)	Seed	Crop Protection	Total
For the Six Months Ended June 30, 2025
Net sales	$7,244	$3,629	$10,873
Cost of goods sold	2,979	2,199	5,178
Other expenses [1]	1,560	719	2,279
Segment operating EBITDA	$2,705	$711	$3,416
1.    Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

Reconciliation to Interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations after income taxes	$1,217	$1,382	$1,942	$2,049
Provision for (benefit from) income taxes on continuing operations	408	422	541	539
Income (loss) from continuing operations before income taxes	$1,625	$1,804	$2,483	$2,588
Depreciation and amortization	339	301	636	597
Interest income	(27)	(31)	(61)	(63)
Interest expense	47	52	83	88
Exchange (gains) losses - net	75	25	142	52
Non-operating (benefits) costs - net	17	3	(1)	13
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	21	43	24	52
Significant items (benefit) charge	85	(33)	262	26
Separation costs [1]	79	—	131	—
Corporate expenses	47	33	77	63
Segment operating EBITDA	$2,308	$2,197	$3,776	$3,416
1.    Separation costs include costs incurred to prepare for the Proposed Separation of the company’s Seed and Crop Protection businesses. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and six months ended June 30, 2026 and 2025, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2026
Restructuring and asset related charges - net [1]	$—	$(31)	$(18)	$(49)
Litigation settlement [2]	—	(36)	—	(36)
Total	$—	$(67)	$(18)	$(85)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended June 30, 2025
Restructuring and asset related charges - net [1]	$(1)	$(75)	$(3)	$(79)
Gain (loss) on sale of assets [3]	—	14	—	14
Insurance proceeds [5]	—	98	—	98
Total	$(1)	$37	$(3)	$33

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2026
Restructuring and asset related charges - net [1]	$—	$(45)	$(96)	$(141)
Litigation settlement [2]	—	(121)	—	(121)
Total	$—	$(166)	$(96)	$(262)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Six Months Ended June 30, 2025
Restructuring and asset related charges - net [1]	$(4)	$(89)	$(8)	$(101)
Gain (loss) on sale of assets [3]	—	14	—	14
AltEn facility remediation charges [4]	(37)	—	—	(37)
Insurance proceeds [5]	—	98	—	98
Total	$(41)	$23	$(8)	$(26)
1.Includes restructuring plans and asset related charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Relates to estimated settlements associated with various lawsuits filed as described in the section entitled “Federal Trade Commission Investigation” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
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

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the "Crop Protection Operations Strategy Restructuring Program"). On June 12, 2026, the company disclosed that its management recently committed to the next phase of the plan to include the intended cessation of the company's production activities at its site in Asturias, Spain. The intended cessation is subject to a consultation process with the applicable works council and union representatives at the facility. Management revisions were also made to previous estimates associated with the company's exit of its Pittsburg, California production activities. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for further details.

Overview
The following is a summary of results from continuing operations for the three months ended June 30, 2026:
•The company reported net sales of $6,379 million, down 1 percent versus the same quarter last year, reflecting a 3 percent decrease in volume, partially offset by a 1 percent increase in price and a 1 percent favorable impact from currency.
•Cost of goods sold totaled $2,718 million in the second quarter of 2026, down from $2,932 million in the second quarter of 2025, which was driven by ongoing cost and productivity actions, a reduction in net royalty expense and lower volumes.
•Restructuring and asset related charges - net were $49 million in the second quarter of 2026, a decrease from $79 million in the second quarter of 2025. The charges for the three months ended June 30, 2026 were primarily comprised of severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $1,217 million, as compared to $1,382 million in the same quarter last year.
•Operating EBITDA was $2,261 million for the three months ended June 30, 2026, up from $2,164 million for the three months ended June 30, 2025, primarily driven by more favorable pricing and mix, reductions in net royalty expense, ongoing cost and productivity actions and favorable impact of currency, partially offset by lower volumes and higher research and development expenses. Refer to the company's non-GAAP financial measures for further discussion.
The following is a summary of results from continuing operations for the six months ended June 30, 2026:
•The company reported net sales of $11,284 million, up 4 percent versus the same period last year, reflecting a 1 percent increase in volume, a 1 percent increase in price and a 2 percent favorable impact from currency.
•Cost of goods sold totaled $5,090 million in the six months ended June 30, 2026, down from $5,274 million for the six months ended June 30, 2025, which was driven by reductions in net royalty expense and ongoing cost and productivity actions, partially offset by higher volumes.

•Restructuring and asset related charges - net were $141 million for the six months ended June 30, 2026, an increase from $101 million for the six months ended June 30, 2025. The charges for the six months ended June 30, 2026 were primarily comprised of severance and related benefit costs under the 2026 Restructuring Actions, along with severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $1,942 million, as compared to $2,049 million in the same period last year.
•Operating EBITDA was $3,699 million for the six months ended June 30, 2026, up from $3,353 million for the six months ended June 30, 2025, primarily driven by more favorable pricing and mix, volume growth, reductions in net royalty expense, ongoing cost and productivity actions and favorable impact of currency, partially offset by higher selling, administrative and research and development expenses, including higher bad debt. Refer to the company's non-GAAP financial measures for further discussion.
In addition to the financial highlights above, the following event occurred during the six months ended June 30, 2026:
•The company returned approximately $740 million to shareholders during the six months ended June 30, 2026 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $6,379 million and $6,456 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by a 3 percent decrease in volume, partially offset by a 1 percent increase in price and a 1 percent favorable impact from currency. The decrease in volume was driven by timing shifts in North America and Brazil, partially offset by broad-based Crop Protection growth in Asia Pacific. North America volumes were impacted by the acreage shift from corn to soy as well as channel purchase timing from Crop Protection customers, while EMEA Crop Protection volumes were impacted by dry weather. The Seed pricing and mix improvement was driven by demand for top technology and increased out-licensing income, partially offset by the competitive Crop Protection pricing environment in Latin America. The favorable currency impacts were driven by the Brazilian Real and the Euro, partially offset by the Indian Rupee.

	Three Months Ended June 30,
	2026		2025
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$6,379	100%	$6,456	100%
North America [1]	4,548	71%	4,629	72%
EMEA [2]	730	11%	747	12%
Latin America	679	11%	672	10%
Asia Pacific	422	7%	408	6%

	Q2 2026 vs. Q2 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America [1]	$(81)	(2)%	2%	(4)%	—%	—%
EMEA [2]	(17)	(2)%	1%	(5)%	2%	—%
Latin America	7	1%	(7)%	—%	8%	—%
Asia Pacific	14	3%	—%	8%	(5)%	—%
Total	$(77)	(1)%	1%	(3)%	1%	—%
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa (“EMEA”).

Net sales were $11,284 million and $10,873 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by a 2 percent favorable impact from currency, a 1 percent increase in volume and a 1 percent increase in price. The favorable currency impacts were driven by the Euro and Brazilian Real, partially offset by the Turkish Lira. Volume increases were driven by demand for Crop Protection new products, partially offset by timing impacts in Latin

America Seed and channel purchase timing in North America Crop Protection. Favorable Seed pricing and mix was driven by demand for top technology and the strength of the portfolio, coupled with increased out-licensing income, which was partially offset by the competitive pricing environment impacting Latin America Crop Protection.

	Six Months Ended June 30,
	2026		2025
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$11,284	100%	$10,873	100%
North America [1]	6,987	62%	6,839	63%
EMEA [2]	2,385	21%	2,224	21%
Latin America	1,185	11%	1,114	10%
Asia Pacific	727	6%	696	6%

	First Half 2026 vs. First Half 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America [1]	$148	2%	2%	—%	—%	—%
EMEA [2]	161	7%	2%	(1)%	6%	—%
Latin America	71	6%	(5)%	2%	9%	—%
Asia Pacific	31	4%	1%	6%	(3)%	—%
Total	$411	4%	1%	1%	2%	—%
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa (“EMEA”).

Cost of Goods Sold (“COGS”)
COGS was $2,718 million (43 percent of net sales) and $2,932 million (45 percent of net sales) for the three months ended June 30, 2026 and 2025, respectively, and $5,090 million (45 percent of net sales) and $5,274 million (49 percent of net sales) for the six months ended June 30, 2026 and 2025, respectively. The change in the three months ended June 30, 2026 was driven by ongoing cost and productivity actions, a reduction in net royalty expense and lower volumes. The change in the six months ended June 30, 2026 was driven by reductions in net royalty expense and ongoing cost and productivity actions, partially offset by higher volumes.

Research and Development Expense (“R&D”)
R&D expense was $388 million (6 percent of net sales) and $375 million (6 percent of net sales) for the three months ended June 30, 2026 and 2025, respectively, and $729 million (6 percent of net sales) and $710 million (7 percent of net sales) for the six months ended June 30, 2026 and 2025, respectively. The increase in R&D expense is in support of the company’s long-term investment plans and was primarily driven by unfavorable currency impacts and increases in salaries, contract labor and field, lab and facilities costs, partially offset by cost recoveries received from third parties.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $1,164 million (18 percent of net sales) and $1,156 million (18 percent of net sales) for the three months ended June 30, 2026 and 2025, respectively. The change was primarily driven by unfavorable currency impacts and an increase in stock-based compensation and personnel and information technology costs, partially offset by lower bad debt expense, legal support fees, commissions and variable compensation.

SG&A expenses were $2,041 million (18 percent of net sales) and $1,907 million (18 percent of net sales) for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by unfavorable currency impacts and an increase in bad debt expense, consulting fees and personnel and information technology costs, partially offset by lower legal support fees.

Amortization of Intangibles
Intangible asset amortization was $194 million and $161 million for the three months ended June 30, 2026 and 2025, respectively, and $354 million and $323 million for the six months ended June 30, 2026 and 2025, respectively. The change was driven primarily by the acceleration of amortization expense related to certain trade names that were retired during the second quarter of 2026. See Note 10 - Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $49 million and $79 million for the three months ended June 30, 2026 and 2025, respectively, and $141 million and $101 million for the six months ended June 30, 2026 and 2025, respectively. The charges in the second quarter of 2026, as well as the second quarter and first half of 2025, primarily consisted of severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the Crop Protection Operations Strategy Restructuring Program. The charges in the first half of 2026 also included severance and related benefit costs under the 2026 Restructuring Actions.
See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(115) million and $103 million for the three months ended June 30, 2026 and 2025, respectively. Higher other expense was driven by litigation settlements and higher net exchange losses, as well as the absence of the receipt of insurance proceeds related to prior significant items during the second quarter of 2025.

Other income (expense) - net was $(232) million and $118 million for the six months ended June 30, 2026 and 2025, respectively. Higher other expense was driven by litigation settlements and higher net exchange losses, as well as the absence of the receipt of insurance proceeds related to prior significant items during the first half of 2025.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $47 million and $52 million for the three months ended June 30, 2026 and 2025, respectively, and $83 million and $88 million for the six months ended June 30, 2026 and 2025, respectively. The decreases were driven by lower short-term borrowing rates.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $408 million for the three months ended June 30, 2026 on pre-tax income from continuing operations of $1,625 million, resulting in an effective tax rate of 25.1 percent. The effective tax rate was unfavorably impacted by a $50 million charge associated with the Discretionary Pension Contribution, valuation allowances on certain foreign tax credits, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by $9 million of net tax benefits associated with changes in deferred taxes and accruals for certain prior year tax positions.

The company's provision for income taxes on continuing operations was $422 million for the three months ended June 30, 2025 on pre-tax income from continuing operations of $1,804 million, resulting in an effective tax rate of 23.4 percent. The effective tax rate was unfavorably impacted by tax impacts of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

The company’s provision for income taxes on continuing operations was $541 million for the six months ended June 30, 2026 on pre-tax income from continuing operations of $2,483 million, resulting in an effective tax rate of 21.8 percent. The effective tax rate was unfavorably impacted by a $50 million charge associated with the Discretionary Pension Contribution, valuation allowances on certain foreign tax credits, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by $56 million of net tax benefits associated with changes in deferred taxes and accruals for certain prior year tax positions, as well as $31 million of net tax benefits related to intellectual property realignment.

The company's provision for income taxes on continuing operations was $539 million for the six months ended June 30, 2025 on pre-tax income from continuing operations of $2,588 million, resulting in an effective tax rate of 20.8 percent. The effective tax rate was favorably impacted by a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, as well as net tax benefits associated with changes in accruals for certain prior year tax positions. Those favorable impacts were partially offset by tax impacts of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(52) million and $(54) million for the three and six months ended June 30, 2026, respectively. The result for the three and six months ended June 30, 2026 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of litigation charges as well as PFAS environmental remediation activities, along with other environmental matters.

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

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and six months ended June 30, 2026, compared with the same period in 2025. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and six months ended June 30, 2026 and 2025 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$4,532	$4,537	$7,555	$7,244
Segment operating EBITDA	$1,966	$1,863	$3,000	$2,705

Seed	Q2 2026 vs. Q2 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$1	—%	2%	(2)%	—%	—%
EMEA	(10)	(4)%	3%	(7)%	—%	—%
Latin America	6	4%	7%	(12)%	9%	—%
Asia Pacific	(2)	(1)%	8%	(1)%	(8)%	—%
Total	$(5)	—%	3%	(3)%	—%	—%

Seed	Q2 2026 vs. Q2 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$(93)	(3)%	4%	(7)%	—%	—%
Soybean	61	5%	(1)%	6%	—%	—%
Other oilseeds	42	23%	11%	11%	1%	—%
Other	(15)	(11)%	2%	(9)%	(4)%	—%
Total	$(5)	—%	3%	(3)%	—%	—%

Seed	First Half 2026 vs. First Half 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$174	3%	2%	1%	—%	—%
EMEA	92	8%	4%	(1)%	5%	—%
Latin America	45	13%	8%	(6)%	11%	—%
Asia Pacific	—	—%	8%	(2)%	(6)%	—%
Total	$311	4%	3%	—%	1%	—%

Seed	First Half 2026 vs. First Half 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$211	4%	4%	(1)%	1%	—%
Soybean	62	4%	—%	4%	—%	—%
Other oilseeds	64	16%	8%	5%	3%	—%
Other	(26)	(11)%	(3)%	(6)%	(2)%	—%
Total	$311	4%	3%	—%	1%	—%

Seed
Seed net sales were $4,532 million in the second quarter of 2026, flat with $4,537 million in the second quarter of 2025. The flat sales over the prior period was driven by a 3 percent increase in price, partially offset by a 3 percent decrease in volume. The increase in pricing and mix was driven by demand for top technology and increased out-licensing income, while the decline in volume was driven by timing shifts in North America and Brazil, coupled with the acreage shift from corn to soybean in North America and corn to sunflower in EMEA.

Segment operating EBITDA was $1,966 million in the second quarter of 2026, up 6 percent from $1,863 million in second quarter of 2025. The improvement was driven by more favorable pricing and mix, reductions in net royalty expense, and ongoing cost and productivity actions, which more than offset lower volumes, increased research and development expense and functional cost. Segment operating EBITDA margin improved by approximately 230 basis points versus the prior-year period.

Seed net sales were $7,555 million in the first half of 2026, up 4 percent from $7,244 million in the first half of quarter of 2025. The sales increase over the prior period was driven by a 3 percent increase in price and a 1 percent favorable impact from currency. Pricing and mix gains in all regions, led by North America, demonstrate demand for top technology and the strength of the portfolio, coupled with increased out-licensing income. Volumes were flat, as higher soybean area in North America was offset by lower corn area in North America and timing shifts in Latin America. Favorable currency impacts were led by the Euro and the Brazilian Real, partially offset by the Turkish Lira.

Segment operating EBITDA was $3,000 million in the first half of 2026, up 11 percent from $2,705 million in first half of 2025. The improvement was driven by more favorable pricing and mix, reductions in net royalty expense and ongoing cost and productivity actions, all of which more than offset increased selling, administrative and research and development expenses, including higher bad debt. Segment operating EBITDA margin improved by approximately 235 basis points versus the prior-year period.

Crop Protection	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$1,847	$1,919	$3,729	$3,629
Segment Operating EBITDA	$342	$334	$776	$711

Crop Protection	Q2 2026 vs. Q2 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(82)	(12)%	—%	(12)%	—%	—%
EMEA	(7)	(2)%	(1)%	(3)%	2%	—%
Latin America	1	—%	(10)%	3%	7%	—%
Asia Pacific	16	6%	(5)%	13%	(2)%	—%
Total	$(72)	(4)%	(4)%	(2)%	2%	—%

Crop Protection	Q2 2026 vs. Q2 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(63)	(6)%	(2)%	(7)%	3%	—%
Insecticides	(37)	(8)%	(6)%	(3)%	1%	—%
Fungicides	(79)	(23)%	(4)%	(21)%	2%	—%
Biologicals	(11)	(11)%	(8)%	(10)%	7%	—%
Other	118	241%	(18)%	238%	21%	—%
Total	$(72)	(4)%	(4)%	(2)%	2%	—%

Crop Protection	First Half 2026 vs. First Half 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$(26)	(2)%	—%	(3)%	1%	—%
EMEA	69	6%	(1)%	—%	7%	—%
Latin America	26	3%	(10)%	5%	8%	—%
Asia Pacific	31	7%	(4)%	11%	—%	—%
Total	$100	3%	(3)%	2%	4%	—%

Crop Protection	First Half 2026 vs. First Half 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$104	6%	(2)%	3%	5%	—%
Insecticides	4	1%	(5)%	3%	3%	—%
Fungicides	(49)	(8)%	(3)%	(10)%	5%	—%
Biologicals	(25)	(14)%	(6)%	(13)%	5%	—%
Other	66	38%	(7)%	41%	4%	—%
Total	$100	3%	(3)%	2%	4%	—%

Crop Protection
Crop Protection net sales were $1,847 million in the second quarter of 2026, down 4 percent from $1,919 million in the second quarter of 2025. The sales decrease over the prior period was driven by a 4 percent decrease in price and a 2 percent decrease in volume, partially offset by a 2 percent favorable impact from currency. The price decline was primarily due to the competitive pricing environment in Latin America. The decrease in volume was driven primarily by channel purchase timing in North America, coupled with dry weather in EMEA, partially offset by broad-based volume growth in Asia Pacific. Favorable currency impacts were led by the Brazilian Real and the Euro.

Segment operating EBITDA was $342 million in the second quarter of 2026, up 2 percent from $334 million in the second quarter of 2025. Ongoing cost and productivity actions and favorable currency impacts more than offset the unfavorable impact of volume and Latin America price pressure. Segment operating EBITDA margin improved by approximately 110 basis points versus the prior-year period.

Crop Protection net sales were $3,729 million in the first half of 2026, up 3 percent from $3,629 million in the first half of 2025. The sales increase over the prior period was driven by a 4 percent favorable impact from currency and a 2 percent increase in volume, partially offset by a 3 percent decrease in price. Favorable currency impacts were led by the Euro and Brazilian Real. The increase in volume was driven by demand for new products, partially offset by channel purchase timing in North America. The price decline was primarily due to market dynamics in Latin America.

Segment operating EBITDA was $776 million in the first half of 2026, up 9 percent from $711 million in the first half of 2025. Ongoing cost and productivity actions, favorable currency impacts and volume growth more than offset the unfavorable impact of Latin America price pressure and higher selling and administrative expenses. Segment operating EBITDA margin improved by approximately 120 basis points versus the prior-year period.

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

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations after income taxes (GAAP)	$1,217	$1,382	$1,942	$2,049
Provision for (benefit from) income taxes on continuing operations	408	422	541	539
Income (loss) from continuing operations before income taxes (GAAP)	$1,625	$1,804	$2,483	$2,588
Depreciation and amortization	339	301	636	597
Interest income	(27)	(31)	(61)	(63)
Interest expense	47	52	83	88
Exchange (gains) losses - net	75	25	142	52
Non-operating (benefits) costs - net	17	3	(1)	13
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	21	43	24	52
Significant items (benefit) charge	85	(33)	262	26
Separation costs	79	—	131	—
Operating EBITDA (Non-GAAP)	$2,261	$2,164	$3,699	$3,353

Significant Items

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Restructuring and asset related charges - net	$(49)	$(79)	$(141)	$(101)
Litigation settlement [1]	(36)	—	(121)	—
Gain (loss) on sale of assets [2]	—	14	—	14
AltEn facility remediation charges [3]	—	—	—	(37)
Insurance proceeds [3]	—	98	—	98
Total pre-tax significant items benefit (charge)	$(85)	$33	$(262)	$(26)
Total tax (provision) benefit impact of significant items [4]	20	(6)	62	8
Tax only significant item benefit (charge) [5]	—	—	—	55
Total significant items benefit (charge), after tax	$(65)	$27	$(200)	$37
1.Relates to estimated settlements associated with various lawsuits filed as described in the section entitled “Federal Trade Commission Investigation” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
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
4.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
5.The tax only significant item benefit for the six months ended June 30, 2025 reflects a deferred tax benefit associated with a change in a legal entity's U.S. tax characterization.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$1,213	$1,380	$1,935	$2,043
Less: Non-operating benefits (costs), after tax	(51)	(8)	(52)	(16)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(134)	(110)	(240)	(219)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(15)	(33)	(18)	(40)
Less: Significant items benefit (charge), after tax	(65)	27	(200)	37
Less: Separation costs, after tax	(65)	—	(107)	—
Operating Earnings (Loss) (Non-GAAP)	$1,543	$1,504	$2,552	$2,281

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per Share)	2026	2025	2026	2025
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$1.81	$2.02	$2.88	$2.98
Less: Non-operating benefits (costs), after tax	(0.08)	(0.01)	(0.08)	(0.02)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(0.20)	(0.16)	(0.35)	(0.32)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	(0.02)	(0.05)	(0.03)	(0.06)
Less: Significant items benefit (charge), after tax	(0.10)	0.04	(0.30)	0.05
Less: Separation costs, after tax	(0.09)	—	(0.16)	—
Operating Earnings (Loss) Per Share (Non-GAAP)	$2.30	$2.20	$3.80	$3.33
Diluted Shares Outstanding (In millions)	669.8	683.1	671.6	684.7

Liquidity and Capital Resources
Information related to the company's liquidity and capital resources can be found in the company’s 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2026.

(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Cash, cash equivalents and marketable securities	$2,365	$4,530	$2,141
Total debt	$4,875	$2,580	$3,629

The increase in debt balances from December 31, 2025 was primarily due to higher short-term debt, which was used to fund the company's working capital needs, including the Bayer resolution payment and the FMC rimisoxafen prepayment, as well as capital spending, dividend payments and share repurchases. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

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

The company had access to approximately $6.1 billion, $6.2 billion and $6.2 billion at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the foreign currency loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva’s costs and expenses, including the settlement of litigation and environmental remediation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.90 billion. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Adjusted Term SOFR, which is Term SOFR plus 0.10 percent, plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company’s commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2026, the company was in compliance with these covenants.

In February 2026, the company amended its January 2023 (as amended in July 2023, January 2024, February 2024 and February 2025) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”), increasing the facility amount from $750 million to $1.25 billion, extending the expiration date to February 2027 and amending the interest rate to Term SOFR plus the applicable margin. In February 2025, the company amended the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. The 364-Day Revolving Credit Facility includes a provision under which the company may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. In May 2026, the company drew down $600 million under the 364-Day Revolving Credit Facility, to repay the $600 million senior notes that matured in May 2026. The 364-Day Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At June 30, 2026, the company was in compliance with these covenants.

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

The company’s cash, cash equivalents and marketable securities at June 30, 2026, December 31, 2025 and June 30, 2025 are $2.4 billion, $4.5 billion and $2.1 billion, respectively, of which $1.5 billion, $2.1 billion and $1.7 billion at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future foreign investments. At June 30, 2026, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(3,345) million for the six months ended June 30, 2026 compared to $(1,139) million for the six months ended June 30, 2025. The change was driven by the discretionary pension contribution, the Bayer resolution payment, higher compensation payments and the FMC rimisoxafen prepayment, partially offset by improved collections.

Cash provided by (used for) operating activities - discontinued operations was $(12) million for the six months ended June 30, 2026 compared to $(23) million for the six months ended June 30, 2025. The cash outflows were primarily related to PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility, along with litigation matters.

Cash provided by (used for) investing activities was $(247) million for the six months ended June 30, 2026 compared to $(198) million for the six months ended June 30, 2025. The change was primarily driven by the acquisition of a business in June 2026.

Cash provided by (used for) financing activities was $1,530 million for the six months ended June 30, 2026 compared to $187 million for the six months ended June 30, 2025. The change was primarily due to higher short-term borrowings to fund working capital and other corporate needs, including the items noted above within cash provided by (used for) operating activities - continuing operations.

In January 2026, the company's Board of Directors authorized a common stock dividend of $0.18 per share, payable on March 16, 2026, to the shareholders of record on March 2, 2026. In April 2026, the company's Board of Directors authorized a common stock dividend of $0.18 per share, payable on June 15, 2026, to the shareholders of record on June 1, 2026. In July 2026, the company's Board of Directors authorized a common stock dividend of $0.18 per share, payable on September 15, 2026, to the shareholders of record on September 1, 2026.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.'s common stock, par value $0.01 per share, without an expiration date (“2024 Share Buyback Plan”). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired 3,095,000 and 6,285,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $500 million during the three and six months ended June 30, 2026, respectively, and 280,000 shares in the open market for a total cost (excluding excise taxes) of $20 million during the three and six months ended June 30, 2025.

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

Beginning in the third quarter of 2025, the Board of Directors of EIDP authorizes and declares a quarterly dividend to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends during the subsequent quarter. In July 2026, EIDP declared a dividend of $118 million to Corteva Inc., which is expected to be paid during the third quarter of 2026.

Cash provided by (used for) operating activities - continuing operations
EIDP’s cash provided by (used for) operating activities - continuing operations was $(3,345) million and $(1,139) million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows.”

Cash provided by (used for) operating activities - discontinued operations
EIDP’s cash provided by (used for) operating activities - discontinued operations was $(12) million and $(23) million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows.”

Cash provided by (used for) investing activities
EIDP’s cash provided by (used for) investing activities was $(247) million and $(198) million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows.”

Cash provided by (used for) financing activities
EIDP’s cash provided by (used for) financing activities was $1,530 million and $187 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by the items noted above, in the section entitled “Summary of Cash Flows,” as well as the issuance of cash dividends by EIDP to Corteva, Inc. during the first quarter of 2026.

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

As of June 30, 2026, the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As of June 30, 2026, EIDP’s CEO and CFO, together with management, conducted an evaluation of the effectiveness of EIDP’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)       Changes in Internal Control over Financial Reporting

There have been no changes in EIDP’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, EIDP’s internal control over financial reporting.

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
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. In August 2024, the court denied Inari’s motion to dismiss the complaint. In September 2024, Corteva amended its complaint to include additional infringement claims with respect to soybean and corn technologies. In May 2025, the federal court dismissed Inari’s claims of sham litigation, patent misuse, and state-based deceptive trade practices claims. This May 2025 order was amended to reinstate Inari’s estoppel defense. The trial is expected to begin in September 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company’s purchase of its common stock during the three months ended June 30, 2026:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company’s Publicly Announced Share Buyback Program [1]	Approximate Value of Shares that May Yet Be Purchased Under the Program [1] (Dollars in millions)
April 2026	1,302,835	$81.64	1,302,835	$2,074
May 2026	1,282,156	81.01	1,282,156	1,970
June 2026	510,210	77.94	510,210	1,930
Total	3,095,201	$80.77	3,095,201	$1,930
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

Corteva, Inc.
(Registrant)

Date:	July 31, 2026

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIDP, Inc.
(Registrant)

Date:	July 31, 2026

By:	/s/ Brian Titus

Brian Titus
Vice President, Controller
(Principal Accounting Officer)

EIDP, Inc.

CONSOLIDATED FINANCIAL STATEMENTS OF EIDP, Inc.

EIDP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$6,379	$6,456	$11,284	$10,873
Cost of goods sold	2,718	2,932	5,090	5,274
Research and development expense	388	375	729	710
Selling, general and administrative expenses	1,164	1,156	2,041	1,907
Amortization of intangibles	194	161	354	323
Restructuring and asset related charges - net	49	79	141	101
Separation costs	79	—	131	—
Other income (expense) - net	(115)	103	(232)	118
Interest expense	47	52	83	88
Income (loss) from continuing operations before income taxes	1,625	1,804	2,483	2,588
Provision for (benefit from) income taxes on continuing operations	408	422	541	539
Income (loss) from continuing operations after income taxes	1,217	1,382	1,942	2,049
Income (loss) from discontinued operations after income taxes	(52)	(66)	(54)	(77)
Net income (loss)	1,165	1,316	1,888	1,972
Net income (loss) attributable to noncontrolling interests	1	—	2	1
Net income (loss) attributable to EIDP, Inc.	$1,164	$1,316	$1,886	$1,971

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$1,165	$1,316	$1,888	$1,972
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	7	683	(122)	869
Adjustments to pension benefit plans	(2)	1	(6)	2
Adjustments to other benefit plans	(4)	(4)	(7)	(7)
Unrealized gain (loss) on investments	—	3	1	5
Derivative instruments	(27)	(56)	(35)	(44)
Total other comprehensive income (loss)	(26)	627	(169)	825
Comprehensive income (loss)	1,139	1,943	1,719	2,797
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	1	—	2	1
Comprehensive income (loss) attributable to EIDP, Inc.	$1,138	$1,943	$1,717	$2,796

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$2,365	$4,521	$2,065
Marketable securities	—	9	76
Accounts and notes receivable - net	8,696	6,371	8,674
Inventories	4,443	5,667	4,316
Other current assets	853	767	873
Total current assets	16,357	17,335	16,004
Investment in nonconsolidated affiliates	145	160	134
Property, plant and equipment	9,744	9,551	9,455
Less: Accumulated depreciation	5,566	5,331	5,302
Net property, plant and equipment	4,178	4,220	4,153
Goodwill	10,437	10,465	10,518
Other intangible assets	8,006	8,301	8,583
Deferred income taxes	335	320	449
Other assets	2,184	2,044	1,918
Total Assets	$41,642	$42,845	$41,759
Liabilities and Equity
Current liabilities
Short-term borrowings	$3,193	$894	$1,942
Accounts payable	3,958	4,398	3,828
Income taxes payable	303	155	485
Deferred revenue	383	3,579	358
Accrued and other current liabilities	2,958	3,223	2,899
Total current liabilities	10,795	12,249	9,512
Long-term debt	1,682	1,686	1,687
Other noncurrent liabilities
Deferred income tax liabilities	512	251	258
Pension and other post-employment benefits	1,300	2,434	2,229
Other noncurrent obligations	1,956	1,963	1,918
Total noncurrent liabilities	5,450	6,334	6,092
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2026, December 31, 2025, and June 30, 2025:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; 200 issued at June 30, 2026, December 31, 2025, and June 30, 2025	—	—	—
Additional paid-in capital	24,659	24,610	24,548
Retained earnings (accumulated deficit)	3,460	2,207	4,009
Accumulated other comprehensive income (loss)	(2,966)	(2,797)	(2,644)
Total EIDP, Inc. stockholders’ equity	25,392	24,259	26,152
Noncontrolling interests	5	3	3
Total equity	25,397	24,262	26,155
Total Liabilities and Equity	$41,642	$42,845	$41,759

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating activities
Net income (loss)	$1,888	$1,972
(Income) loss from discontinued operations after income taxes	54	77
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	636	597
Provision for (benefit from) deferred income tax	232	(209)
Net periodic pension and OPEB (benefit) cost, net	(5)	19
Pension and OPEB contributions	(1,140)	(84)
Net (gain) loss on sales of property, businesses, consolidated companies, and investments	6	(17)
Restructuring and asset related charges - net	141	101
Other net loss	319	272
Changes in assets and liabilities, net
Accounts and notes receivable	(2,416)	(2,544)
Inventories	1,227	1,310
Accounts payable	(487)	(356)
Deferred revenue	(3,187)	(2,944)
Other assets and liabilities	(613)	667
Cash provided by (used for) operating activities - continuing operations	(3,345)	(1,139)
Cash provided by (used for) operating activities - discontinued operations	(12)	(23)
Cash provided by (used for) operating activities	(3,357)	(1,162)
Investing activities
Capital expenditures	(203)	(212)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	1	25
Acquisitions of businesses - net of cash acquired	(43)	—
Investments in and loans to nonconsolidated affiliates	(6)	—
Proceeds from sales and maturities of investments	9	62
Proceeds from (payments for) settlement of net investment hedge	—	(56)
Other investing activities, net	(5)	(17)
Cash provided by (used for) investing activities	(247)	(198)
Financing activities
Net change in borrowings (less than 90 days)	2,398	28
Net payments from (advances to) Parent on in-house banking arrangement	(9)	129
Proceeds from debt	868	1,214
Payments on debt	(989)	(335)
Proceeds from exercise of stock options	31	70
Dividends paid to Parent	(741)	(888)
Other financing activities, net	(28)	(31)
Cash provided by (used for) financing activities	1,530	187
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(32)	68
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,106)	(1,105)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,725	3,422
Cash, cash equivalents and restricted cash equivalents at end of period	$2,619	$2,317

See Notes to the EIDP Interim Consolidated Financial Statements.

EIDP, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2026
Balance at January 1, 2026	$239	$—	$24,610	$—	$2,207	$(2,797)	$3	$24,262
Net income (loss)					722		1	723
Other comprehensive income (loss)						(143)		(143)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			17					17
Share-based compensation			(2)					(2)
Dividend to Parent					(627)			(627)
Other - net			(1)					(1)
Balance at March 31, 2026	$239	$—	$24,624	$—	$2,300	$(2,940)	$4	$24,227
Net income (loss)					1,164		1	1,165
Other comprehensive income (loss)						(26)		(26)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			14					14
Share-based compensation			21		(1)			20
Other - net								—
Balance at June 30, 2026	$239	$—	$24,659	$—	$3,460	$(2,966)	$5	$25,397

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Due from Parent	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$239	$—	$24,464	$(129)	$2,930	$(3,469)	$2	$24,037
Net income (loss)					655		1	656
Other comprehensive income (loss)						198		198
Due from Parent				129				129
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(3)			(3)
Issuance of Corteva stock			35					35
Share-based compensation			(2)					(2)
Dividend to Parent					(513)			(513)
Other - net					1			1
Balance at March 31, 2025	$239	$—	$24,497	$—	$3,070	$(3,271)	$3	$24,538
Net income (loss)					1,316			1,316
Other comprehensive income (loss)						627		627
Due from Parent								—
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)					(2)			(2)
Issuance of Corteva stock			35					35
Share-based compensation			17					17
Dividend to Parent					(375)			(375)
Other - net			(1)					(1)
Balance at June 30, 2025	$239	$—	$24,548	$—	$4,009	$(2,644)	$3	$26,155

See Notes to the EIDP Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EIDP, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

Note		Page
1	Basis of Presentation	72
2	Related Party Transactions	72

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
•Physical Cash Pooling Arrangement - A physical cash pooling arrangement exists to which EIDP is a party, along with Corteva and certain consolidated subsidiaries, as more fully described in EIDP Note 2 - Related Party Transactions, to the EIDP interim Consolidated Financial Statements.
•Dividends - The Board of Directors of EIDP authorizes and declares a quarterly dividend to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. share repurchases and common stock dividends generally during the subsequent quarter.
•Capital Structure - At June 30, 2026, Corteva, Inc.'s capital structure consists of 667,018,000 issued shares of common stock, par value $0.01 per share.

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
•Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities
•Note 12 - Commitments and Contingent Liabilities
•Note 13 - Stockholders’ Equity
•Note 14 - Pension Plans and Other Post Employment Benefits
•Note 15 - Financial Instruments
•Note 16 - Fair Value Measurements
•Note 17 - Segment Information

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions with Corteva

EIDP and Corteva, including certain consolidated subsidiaries (collectively the “Participating Companies”), are party to a physical cash pooling arrangement which facilitates the management of the cash and liquidity needs of the Participating Companies.

As of June 30, 2026, December 31, 2025 and June 30, 2025, EIDP had dividends payable to Corteva, Inc. of $20 million, $133 million and $— million, respectively. In July 2026, the Board of Directors of EIDP authorized and declared a dividend of $118 million to Corteva, Inc., from which the proceeds are intended to be used to fund Corteva, Inc. common stock dividends during the third quarter of 2026.

For the three and six months ended June 30, 2026, EIDP declared cash dividends to Corteva, Inc. amounting to $— million and $627 million, respectively. EIDP paid dividends of $370 million and $741 million, respectively, to Corteva, Inc. during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, EIDP declared cash dividends to

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc. amounting to $375 million and $888 million, respectively, all of which were paid to Corteva, Inc. during the periods.

As of June 30, 2026, December 31, 2025 and June 30, 2025, EIDP had payables to Corteva, Inc. of $20 million, $27 million and $15 million included in accrued and other current liabilities, respectively, and $106 million, $154 million and $149 million included in other noncurrent obligations, respectively, in the interim Consolidated Balance Sheets related to Corteva’s indemnification liabilities to Dow and DuPont per the Separation Agreements (refer to the section entitled “Guarantees” of Note 12 - Commitments and Contingent Liabilities, to the interim Corteva Consolidated Financial Statements, for further details of the Separation Agreements).